Form 10-Q
period 2018-03-31
Construction Partners, Inc.
filed 2018-06-04
CIK 1718227

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File Number: 001-38479

Construction Partners, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	26-0758017
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

290 Healthwest Drive, Suite 2 Dothan, Alabama	36303
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (334) 673-9763

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes   ☒    No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 31, 2018, the registrant had 11,950,000 shares of Class A common stock, $0.001 par value per share, and 39,217,537 shares of Class B common stock, $0.001 par value per share, outstanding.

EXPLANATORY NOTE

The information contained in this Quarterly Report on Form 10-Q should be read in conjunction with the information contained in Construction Partners, Inc.’s final prospectus dated May 3, 2018 (the “IPO Prospectus”) filed with the Securities and Exchange Commission pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended (the “Securities Act”), on May 4, 2018.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Act of 1934, such as statements related to future events, business strategy, future performance, future operations, backlog, financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management. All statements other than statements of historical fact may be forward-looking statements. Forward-looking statements are often, but not always, identified by the use of words such as “seek,” “anticipate,” “plan,” “continue,” “estimate,” “expect,” “may,” “will,” “project,” “predict,” “potential,” “targeting,” “intend,” “could,” “might,” “should,” “believe” and similar expressions or their negative. Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking statements are based on management’s belief, based on currently available information, as to the outcome and timing of future events. These statements involve estimates, assumptions, known and unknown risks, uncertainties and other factors that may cause actual results or events to differ materially from those expressed in such forward-looking statements. When evaluating forward-looking statements, you should consider the risk factors and other cautionary statements described under the heading “Risk Factors” in the IPO Prospectus. We believe the expectations reflected in the forward-looking statements contained in this Quarterly Report on Form 10-Q are reasonable, but no assurance can be given that these expectations will prove to be correct. Forward-looking statements should not be unduly relied upon.

Important factors that could cause actual results or events to differ materially from those expressed in forward-looking statements include, but are not limited to:

•	declines in public infrastructure construction and reductions in government funding, including the funding by transportation authorities and other state and local agencies;

•	risks related to our operating strategy;

•	competition for projects in our local markets;

•	risks associated with our capital-intensive business;

•	government requirements and initiatives, including those related to funding for public or infrastructure construction, land usage and environmental, health and safety matters;

•	unfavorable economic conditions and restrictive financing markets;

•	our ability to successfully identify, manage and integrate acquisitions;

•	our ability to obtain sufficient bonding capacity to undertake certain projects;

•	our ability to accurately estimate the overall risks, requirements or costs when we bid on or negotiate contracts that are ultimately awarded to us;

•	the cancellation of a significant number of contracts or our disqualification from bidding for new contracts;

•	risks related to adverse weather conditions;

•	our substantial indebtedness and the restrictions imposed on us by the terms thereof;

•	our ability to maintain favorable relationships with third parties that supply us with equipment and essential supplies;

•	our ability to retain key personnel and maintain satisfactory labor relations;

•	property damage, results of litigation and other claims and insurance coverage issues;

•	risks related to our information technology systems and infrastructure; and

•	our ability to remediate the material weaknesses in internal control over financial reporting identified in preparing our financial statements for the fiscal year ended September 30, 2017 and to subsequently maintain effective internal control over financial reporting.

These factors are not necessarily all of the important factors that could cause actual results or events to differ materially from those expressed in the forward-looking statements. Other unknown or unpredictable factors could also cause actual results or events to differ materially from those expressed in the forward-looking statements. Our future results will depend upon various other risks and uncertainties, including those described in this Quarterly Report on Form 10-Q and in our IPO Prospectus. All forward-looking statements attributable to us are qualified in their entirety by this cautionary statement. Forward-looking statements speak only as of the date hereof. We undertake no obligation to update or revise any forward-looking statements after the date on which any such statement is made, whether as a result of new information, future events or otherwise, except as required by law.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Construction Partners, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	March 31, 2018	September 30, 2017
	(unaudited)
ASSETS
Current assets:
Cash	$25,797	$27,547
Contracts receivable including retainage, net	75,883	120,984
Costs and estimated earnings in excess of billings on uncompleted contracts	10,132	4,592
Inventories	19,829	17,487
Other current assets	12,610	4,520

Total current assets	144,251	175,130
Property, plant and equipment, net	125,264	115,911
Goodwill	30,600	30,600
Intangible assets, net	2,400	2,550
Investment in joint venture	630	—
Other assets	14,442	2,483
Deferred income taxes, net	2,235	1,876

Total assets	$319,822	$328,550

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$37,324	$52,402
Billings in excess of costs and estimated earnings on uncompleted contracts	32,107	32,108
Current maturities of debt	10,000	10,000
Accrued expenses and other current liabilities	16,789	20,036

Total current liabilities	96,220	114,546
Long-term liabilities:
Long-term debt, net of current maturities	37,175	47,136
Deferred income taxes, net	6,556	9,667
Other long-term liabilities	4,837	5,020

Total long-term liabilities	48,568	61,823

Total liabilities	144,788	176,369

Commitments and contingencies
Stockholders’ Equity
Preferred stock, par value $0.001; 1,000,000 shares authorized and no shares issued and outstanding	—	—
Common stock, $0.001 par value, 126,000,000 shares authorized, 44,987,574 issued and 41,817,541 and 41,691,541 outstanding at March 31, 2018 and December 31, 2017, respectively	45	45
Additional paid-in capital	142,536	142,385
Treasury stock, at cost	(11,525)	(11,983)
Retained earnings	43,978	21,734

Total stockholders’ equity	175,034	152,181

Total liabilities and stockholders’ equity	$319,822	$328,550

The accompanying notes are an integral part of these consolidated financial statements.

Construction Partners, Inc.

Consolidated Statements of Income

(unaudited in thousands, except share and per share data)

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2018	2017	2018	2017
Revenues	$118,899	$110,366	$269,320	$232,486
Cost of revenues	105,150	96,005	232,773	199,396

Gross profit	13,749	14,361	36,547	33,090
General and administrative expenses	(13,358)	(10,965)	(25,784)	(21,528)
Settlement income	14,803	—	14,803	—
Gain on sale of equipment, net	886	2,183	1,031	2,437

Operating income	16,080	5,579	26,597	13,999
Interest expense, net	(253)	(1,096)	(550)	(2,143)
Other expense	(39)	(105)	(60)	(131)

Income before provision for income taxes and earnings from investment in joint venture	15,788	4,378	25,987	11,725
Provision for income taxes	4,770	1,578	3,973	4,364
Earnings from investment in joint venture	230	—	230	—

Net income	$11,248	$2,800	$22,244	$7,361

Net income per share attributable to common stockholders:
Basic	$0.27	$0.07	$0.53	$0.18
Diluted	$0.27	$0.07	$0.53	$0.18
Weighted average number of common shares outstanding:
Basic	41,717,024	41,502,490	41,704,071	41,502,490
Diluted	41,910,122	41,505,180	41,874,442	41,502,490

The accompanying notes are an integral part of these consolidated financial statements.

Construction Partners, Inc.

Consolidated Statement of Stockholders’ Equity

(unaudited in thousands, except share data)

			Additional			Total
	Common Stock		Paid-in	Treasury	Retained	Stockholders’
	Shares	Amount	Capital	Stock	Earnings	Equity
Balance, September 30, 2017	44,987,574	$45	$142,385	$(11,983)	$21,734	$152,181
Equity-based compensation expense	—	—	604	—	—	604
Issuance of restricted shares from treasury	—	—	(453)	458	—	5
Net income	—	—	—	—	22,244	22,244

Balance, March 31, 2018	44,987,574	$45	$142,536	$(11,525)	$43,978	$175,034

The accompanying notes are an integral part of these consolidated financial statements.

Construction Partners, Inc.

Consolidated Statements of Cash Flows

(unaudited, in thousands)

	For the Six Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Net income	$22,244	$7,361
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization of long-lived assets	11,308	10,501
Amortization of deferred debt issuance costs	39	366
Provision for bad debt	290	290
Gain on sale of equipment, net	(1,031)	(2,437)
Equity-based compensation expense	604	156
Earnings from investment in joint venture	(230)	—
Deferred income taxes	(3,470)	23
Changes in operating assets and liabilities:
Contracts receivable including retainage, net	44,811	27,896
Costs and estimated earnings in excess of billings on uncompleted contracts	(5,540)	(3,078)
Inventories	(2,342)	(2,535)
Other current assets	(8,090)	(6,350)
Other assets	(11,960)	(1,081)
Accounts payable	(15,078)	(11,258)
Billings in excess of costs and estimated earnings on uncompleted contracts	(1)	3,455
Accrued expenses and other current liabilities	(3,247)	(4,426)
Other long-term liabilities	(183)	511

Net cash provided by operating activities	28,124	19,394

Cash flows from investing activities:
Purchases of property, plant and equipment	(21,966)	(12,076)
Proceeds from sales of equipment	2,487	3,254
Investment in joint venture	(400)	—

Net cash used in investing activities	(19,879)	(8,822)

Cash flows from financing activities:
Repayments of revolving credit facility	(5,000)	—
Proceeds from revolving credit facility	—	312
Repayments of long-term debt	(5,000)	(7,911)
Proceeds from reissuance of treasury stock	5	—
Common stock dividend paid	—	(31,292)

Net cash used in financing activities	(9,995)	(38,891)

Net change in cash	(1,750)	(28,319)
Cash:
Beginning of Period	27,547	51,085

End of Period	$25,797	$22,766

Supplemental cash flow information:
Cash paid for interest	$970	$1,784
Cash paid for income taxes	$2,707	$2,975
Non cash investing activities:
Property, plant and equipment financed by accounts payable	$2,347	$315

The accompanying notes are an integral part of these consolidated financial statements.

Construction Partners, Inc.

Notes to Consolidated Financial Statements

(unaudited)

Note 1—General

Business Description

Construction Partners, Inc. (the “Company”) is a leading infrastructure and road construction company operating in Alabama, Florida, Georgia, South Carolina and North Carolina through its wholly-owned subsidiaries. The Company provides site development, paving, utility and drainage systems, as well as hot mix asphalt supply. The Company executes projects for a mix of private, municipal, state, and federal customers that are both privately and publicly funded. The majority of the projects are performed under fixed unit price contracts where the ultimate contract amount is based on the fixed unit price applied to actual units of work completed on the project. To a lesser extent, the Company also performs some fixed total price contracts.

The Company was formed as a Delaware corporation in 2007 as a holding company for its wholly-owned subsidiary, Construction Partners Holdings, Inc. (“Construction Partners Holdings”), a Delaware corporation incorporated in 1999 and which began operations in 2001 to execute an acquisition growth strategy in the hot mix asphalt paving and construction industry. SunTx Capital Partners (“SunTx”), a private equity firm based in Dallas, Texas, is the Company’s majority investor and has owned a controlling interest in the Company’s stock since its inception. On September 20, 2017, the Company changed its name from SunTx CPI Growth Company, Inc. to Construction Partners, Inc.

Seasonality

The use and consumption of our products and services fluctuate some due to seasonality, although we are able to perform construction projects during all twelve months in all of our markets. Warmer and drier weather during the third and fourth quarters of our fiscal year typically result in higher activity and revenues during those quarters. The first and second quarters of our fiscal year typically have lower levels of activity due to adverse weather conditions.

The results of operations and cash flows for any fiscal quarter may not be indicative of future results or of the results of operations or cash flows for a full fiscal year. These interim consolidated financial statements should be read in conjunction with our audited consolidated financial statements and related notes thereto for the year ended September 30, 2017 included in the IPO Prospectus.

Note 2—Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of Construction Partners, Inc. and its wholly-owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation. These interim consolidated statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”), which permit reduced disclosure for interim periods. The Consolidated Balance Sheet as of September 30, 2017 was derived from audited financial statements for the year then ended, but does not include all necessary disclosures required by accounting principles generally accepted in the United States of America (“U.S. GAAP”) with respect to annual financial statements. In the opinion of management, the unaudited consolidated financial statements include all recurring adjustments and normal accruals necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the dates and periods presented. These financial statements and accompanying notes should be read in conjunction with the Company’s audited annual consolidated financial statements for the year ended September 30, 2017 and notes thereto included in the IPO Prospectus. Results for interim periods are not necessarily indicative of the results to be expected for a full fiscal year or for any future period.

Common share and per share amounts have been retroactively adjusted for all periods presented to give effect to the 25.2 to 1 split of the common stock (the “Stock Split”) described in Note 12 – Subsequent Events.

Management’s Estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the recorded amounts of assets, liabilities, stockholders’ equity, revenues and expenses during the reporting period, and the disclosure of contingent liabilities at the date of the financial statements. Estimates are used in accounting for items such as recognition of revenues and cost of revenues, goodwill and intangible assets, allowance for doubtful accounts, valuation allowances related to income taxes, accruals for potential liabilities related to lawsuits or insurance claims, and the fair value of equity-based compensation awards. Estimates are continually evaluated based on historical information and actual experience. Actual results could differ materially from those estimates.

A description of certain critical accounting policies of the Company is presented below. Additional critical accounting policies and the underlying judgments and uncertainties are described in the notes to the Company’s annual consolidated financial statements for the fiscal year ended September 30, 2017 included in the IPO Prospectus.

Emerging Growth Company

Construction Partners, Inc. is an “emerging growth company” as defined by the Jumpstart Our Business Startups Act, or “JOBS Act” which was enacted in April 2012. As an emerging growth company, the Company may take advantage of an exemption from being required to comply with new or revised financial accounting standards until the effective date of such standards is applicable to private companies. The JOBS Act provides that a company may elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies, but any such election to opt out is irrevocable. The Company has elected to opt out of such extended transition period, which means that when a standard is issued or revised and it has different effective dates for public and private companies, the Company is required to adopt the new or revised standard at the effective date applicable to public companies that are not emerging growth companies.

Contracts Receivable Including Retainage, net

Contracts receivable including retainage, net are generally based on amounts billed and currently due from customers, amounts currently due but unbilled, and amounts retained by the customer pending completion of a project. It is common in the Company’s industry for a small portion of progress billings of the contract price, typically 10%, to be withheld by the customer until the Company completes a project to the satisfaction of the customer in accordance with contract terms. Such amounts are also included as contracts receivable including retainage, net. Based on the Company’s experience with similar contracts in recent years, billings for such retainage balances are generally collected within one year of the completion of the project.

The carrying value of contracts receivable including retainage, net of the allowance for doubtful accounts, represents their estimated net realizable value. Management provides for uncollectible accounts through a charge to earnings and a credit to the allowance for doubtful accounts based on its assessment of the current status of individual accounts, type of service performed, and current economic conditions. Balances that are still outstanding after management has used reasonable collection efforts are written off through a charge to the allowance for doubtful accounts and an adjustment of the contract receivable.

Costs and Estimated Earnings on Uncompleted Contracts

Billing practices for the Company’s contracts are governed by the contract terms of each project based on progress toward completion approved by the owner, achievement of milestones or pre-agreed schedules. Billings do not necessarily correlate with revenues recognized under the percentage-of-completion method of accounting. The Company records current assets and current liabilities to account for these differences in timing.

The current asset, “Costs and estimated earnings in excess of billings on uncompleted contracts,” represents revenues that have been recognized in amounts which have not been billed under the terms of the contracts. Included in costs and estimated earnings in excess of billings on uncompleted contracts are amounts the Company seeks or will seek to collect from customers or others for errors, changes in contract specifications or design, contract change orders in dispute, unapproved as to scope and price, or other customer related causes of unanticipated additional contract costs (claims and unapproved change orders). Such amounts are recorded at estimated net realizable value when realization is probable and can be reasonably estimated. Claims and unapproved change orders made by the Company may involve negotiation and, in rare cases, litigation. Unapproved change orders and claims also involve the use of estimates, and revenues associated with unapproved change orders and claims are included when realization is probable and amounts can be reliably determined. The Company did not recognize any material amounts associated with claims and unapproved change orders during the periods presented.

The current liability, “Billings in excess of costs and estimated earnings on uncompleted contracts,” represents billings to customers in excess of revenues recognized.

Concentration of Risks

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of contracts receivable including retainage. In the normal course of business, the Company provides credit to its customers and does not generally require collateral. Concentrations of credit risk associated with these receivables are monitored on an ongoing basis. The Company has not historically experienced significant credit losses due primarily to management’s assessment of customers’ credit ratings. The Company principally deals with recurring customers, state and local governments and local companies whose reputations are known to the Company. Credit checks are performed for significant new customers. Progress payments are generally required for significant projects. The Company generally has the ability to file liens against the customer’s property if payments are not made on a timely basis. No customer accounted for more than 10% of the Company’s contracts receivable including retainage, net balance at March 31, 2018 or September 30, 2017.

Projects performed for various Departments of Transportation accounted for 37.6% and 33.9% of consolidated revenues for the three months ended March 31, 2018 and March 31, 2017, respectively, and 37.4% and 35.4% of consolidated revenues for the six months ended March 31, 2018 and March 31, 2017, respectively. Two customers accounted for more than 10% of consolidated revenues for the periods presented below (unaudited):

	% of Consolidated Revenues for the Three Months Ended March 31,		% of Consolidated Revenues for the Six Months Ended March 31,
	2018	2017	2018	2017
Alabama Department of Transportation	13.2%	10.7%	13.2%	12.3%
North Carolina Department of Transportation	11.8%	11.1%	12.6%	11.0%

Revenues and Cost Recognition

Revenues from the Company’s contracts are recognized on the percentage-of-completion method, measured by the relationship of total cost incurred to total estimated contract costs (cost-to-cost method). Changes in job performance, job conditions, and estimated profitability, including those arising from contract penalty provisions and final contract settlements, may result in favorable or unfavorable revisions to estimated costs, revenues and gross profit, and are recognized in the period in which the revisions are determined.

The accuracy of revenues and cost of revenues reported on the consolidated financial statements depends on, among other things, management’s estimates of total costs to complete projects. The Company maintains reasonable estimates based on management’s experience; however, many factors contribute to changes in estimates of contract costs. Accordingly, estimates made with respect to uncompleted projects are subject to change as each project progresses and better estimates of contract costs become available. All contract costs are recorded as incurred and revisions to estimated total costs are reflected as soon as the obligation to perform is determined. Provisions are recognized for the full amount of estimated losses on uncompleted contracts whenever evidence indicates that the estimated total cost of a contract exceeds its estimated total revenue, regardless of the stage of completion. When the Company incurs additional costs related to work performed by subcontractors, the Company may have contractual provisions to back charge the subcontractors for those costs. A reduction to costs related to back charges is recognized when the estimated recovery is probable and the amount can be reasonably estimated.

Contract costs include direct labor and material, amounts paid to subcontractors, direct overhead costs and equipment costs (primarily depreciation, fuel, maintenance and repairs).

Income Taxes

The provision for income taxes includes federal and state income taxes. Income taxes are accounted for under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial statement carrying values and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the fiscal years in which the temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Management evaluates the realization of deferred tax assets and establishes a valuation allowance when it is more likely than not that all or a portion of the deferred tax assets will not be realized. Deferred tax assets and deferred tax liabilities are presented net by taxing authority and classified as non-current on the Company’s Consolidated Balance Sheets.

The Company’s policy is to classify income tax related interest and penalties in interest expense and other expenses, respectively.

Equity Issuance Costs

The Company capitalizes certain third-party fees that are directly associated with in-process equity offerings. At March 31, 2018 and September 30, 2017, $4.0 million and $2.2 million, respectively, of capitalized equity issuance costs were recorded as prepaid expenses, included in other current assets on the Consolidated Balance Sheets.

Note 3—Contracts Receivable Including Retainage, Net

Contracts receivable including retainage, net are comprised of the following at March 31, 2018 and September 30, 2017 (in thousands):

	March 31, 2018	September 30, 2017
	(unaudited)
Contracts receivable	$63,688	$109,538
Retainage	13,528	13,180

	77,216	122,718
Allowance for doubtful accounts	(1,333)	(1,734)

Contracts receivable including retainage, net	$75,883	$120,984

Retainage receivables have been billed, but are not due until contract completion and acceptance by the customer.

Note 4—Costs and Estimated Earnings on Uncompleted Contracts

Costs and estimated earnings compared to billings on uncompleted contracts at March 31, 2018 and September 30, 2017 consist of the following (in thousands):

	March 31, 2018	September 30, 2017
	(unaudited)
Costs on uncompleted contracts	$545,216	$489,661
Estimated earnings to date on uncompleted contracts	68,428	62,193

	613,644	551,854
Billings to date on uncompleted contracts	(635,619)	(579,370)

Net billings in excess of costs and estimated earnings on uncompleted contracts	$(21,975)	$(27,516)

Reconciliation of net billings in excess of costs and estimated earnings on uncompleted contracts to amounts reflected on the Company’s Consolidated Balance Sheet at March 31, 2018 and September 30, 2017 is as follows (in thousands):

	March 31, 2018	September 30, 2017
	(unaudited)
Costs and estimated earnings in excess of billings on uncompleted contracts	$10,132	$4,592
Billings in excess of costs and estimated earnings on uncompleted contracts	(32,107)	(32,108)

Net billings in excess of costs and estimated earnings on uncompleted contracts	$(21,975)	$(27,516)

Note 5—Joint Venture

In November 2017, one of the Company’s wholly-owned subsidiaries entered into a joint venture agreement (the “JV”) with a third-party for the sole purpose of bidding on and, if awarded, performing a construction project for the Alabama Department of Transportation. The Company and the third-party each own a 50% partnership interest in the JV and share revenue and expenses on a 50/50 basis. The JV is jointly managed by representatives of the Company and the third-party and all labor, material and equipment required to perform the contract is subcontracted to parties which may include both the subsidiary of the Company that is party to the JV and the third-party.

The Company accounts for this joint venture as an equity method investment in accordance with U.S. GAAP. Through March 31, 2018, the Company invested approximately $0.4 million into the JV, which is reflected as investment in joint venture on the Consolidated Balance Sheet. During the three and six months ended March 31, 2018, the Company recognized $0.2 million pre-tax income representing its 50% interest in the earnings of the JV, which is reflected as earnings from investment in joint venture on the Consolidated Statements of Income and included within investment in joint venture on the Consolidated Balance Sheet.

Note 6—Debt

The Company maintains various credit facilities from time to time to finance acquisitions, the purchase of real estate, construction equipment, asphalt plants and other fixed assets, and for general working capital purposes. Debt at March 31, 2018 and September 30, 2017 consisted of the following (in thousands):

	March 31, 2018	September 30, 2017
	(unaudited)
Long-term debt:
Compass Term Loan	$42,500	$47,500
Compass Revolving Credit Facility	5,000	10,000

Total long-term debt	47,500	57,500
Deferred debt issuance costs	(325)	(364)
Current maturities of long-term debt	(10,000)	(10,000)

Long-term debt, net of current maturities	$37,175	$47,136

Current maturities of debt:
Current maturities of long-term debt	10,000	10,000

Total current maturities of debt	$10,000	$10,000

See Note 12 – Subsequent Events for additional information.

Note 7—Equity

The following presents changes to the Company’s outstanding shares of common stock and treasury shares for the six months ended March 31, 2018 (unaudited, dollars in thousands):

	Common Shares Outstanding	Treasury Shares
		Shares	Cost
Outstanding, September 30, 2017	41,691,541	(3,296,034)	$(11,983)
Issuance of treasury shares	126,000	126,000	458

Outstanding, March 31, 2018	41,817,541	(3,170,034)	$(11,525)

See Note 12 – Subsequent Events for additional information regarding the Company’s initial public offering that was completed in May 2018.

Note 8—Equity-based Compensation

On February 23, 2018, the Company granted to certain employees an aggregate of 126,000 restricted shares of common stock at a purchase price of $0.04 per share. The Company recorded proceeds of $5,000 from the sale of these restricted shares, which were issued from treasury shares. The Company recorded additional paid-in capital of approximately $0.5 million representing the cost of treasury shares issued in excess of the purchase price paid by awardees.

Half of the shares granted vested on the award date and the remaining 50% of the shares will vest on July 1, 2018, subject to continuous employment. The grant date fair value of the shares was estimated to be $7.78 per share.

During the three and six months ended March 31, 2018, the Company recorded compensation expense in connection with these grants in the amount of $0.6 million, which is reflected as general and administrative expenses on the Company’s Consolidated Statements of Income. At March 31, 2018, there was approximately $0.4 million of unrecognized compensation expense related to these awards.

Note 9—Earnings per Share

Basic earnings per share is computed by dividing net income attributable to common stockholders by the weighted-average number of common shares outstanding during the period. The following summarizes the weighted-average number of basic common shares outstanding and the calculation of basic earnings per share for the periods presented (in thousands, except share and per share amounts):

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2018	2017	2018	2017
Numerator
Net income attributable to common stockholders	$11,248	$2,800	$22,244	$7,361
Denominator
Weighted average number of basic common shares outstanding	41,717,024	41,502,490	41,704,071	41,502,490

Net income per basic common share attributable to common stockholders	$0.27	$0.07	$0.53	$0.18

Diluted earnings per share is calculated by dividing net income attributable to common stockholders by the weighted-average number of common shares and potential dilutive common shares outstanding during the period, determined using the treasury stock method. Securities are excluded from the calculation of diluted earnings per share for any period during which the effect of their inclusion would be anti-dilutive. The following table summarizes the calculation of the weighted-average number of diluted common shares outstanding and the calculation of diluted earnings per share for the periods presented (in thousands, except share and per share amounts):

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2018	2017	2018	2017
Numerator
Net income attributable to common stockholders	$11,248	$2,800	$22,244	$7,361
Denominator
Weighted average number of basic common shares outstanding	41,717,024	41,502,490	41,704,071	41,502,490
Effect of dilutive securities:
2016 Equity Incentive Plan options	—	2,690	—	—
2010 Non-Plan Stock Options Agreement options	193,098	—	170,371	—

Weighted average number of diluted common shares outstanding:	41,910,122	41,505,180	41,874,442	41,502,490

Net income per diluted common share attributable to common stockholders	$0.27	$0.07	$0.53	$0.18

The Company had 63,000, 768,985, 63,000 and 958,035 common stock equivalents which were excluded from the calculation of diluted earnings per share for the three months ended March 31, 2018 and 2017 and the six months ended March 31, 2018 and 2017, respectively, because they were anti-dilutive.

Note 10—Provision for Income Taxes

On December 22, 2017, the U.S. government enacted comprehensive tax legislation known as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act includes broad and complex changes to the U.S. tax code, including a reduction in the U.S. federal corporate tax rate from 35% to 21% effective January 1, 2018. For the fiscal year ending September 30, 2018, the Company will record its income tax provision based on a blended U.S. statutory tax rate of 24.5%, which is based on a proration of the applicable tax rates before and after the effective date of the Tax Act, and the effect of applicable state income taxes. The federal statutory rate of 21% will apply for fiscal years beginning after September 30, 2018.

During the six months ended March 31, 2018, the Company recorded a provisional discrete tax benefit of $3.5 million related to the Tax Act, primarily due to adjusting its U.S. deferred tax liabilities by the same amount, reflecting the reduction in the U.S. federal corporate tax rate. This net reduction in deferred tax liabilities also included the estimated impact on the Company’s net state deferred tax assets.

The Company’s effective tax rate for the three months ended March 31, 2018 and 2017 was 29.8% and 36.0%, respectively. The effective tax rate for the three months ended March 31, 2018 was lower than the comparable prior year period primarily due to the decrease in the federal corporate tax rate. Similarly, the Company’s effective tax rate for the six months ended March 31, 2018 and 2017 was 15.2% and 37.2%, respectively, due primarily to the decrease in the federal corporate tax rate and the benefit of a tax credit recorded during the six months ended March 31, 2018 related to the enactment of the Tax Act.

The Company has not yet completed its accounting for the income tax effects of certain elements of the Tax Act. In regards to the reduction in the U.S. corporate tax rate, the Company is continuing to analyze the temporary differences that existed on the date of the enactment and the temporary differences originating in the current fiscal year. The Company expects to complete its analysis of the accounting guidance related to the Tax Act and its evaluation of the impacts of the Tax Act by September 30, 2018.

Note 11—Related Parties

On December 31, 2017, the Company sold a wholly-owned subsidiary to an immediate family member of a Senior Vice President of the Company in consideration for a note receivable in the amount of $1.0 million, which approximated the net book value of the disposed entity. At March 31, 2018, $0.9 million is reflected on the Company’s Consolidated Balance Sheets representing the remaining balance on this note. In connection with this transaction, the Company also received a note receivable on December 31, 2017 in the amount of $0.9 million representing certain accounts payable of the disposed subsidiary that were paid by the Company. At March 31, 2018, $0.9 million is reflected on the Company’s Consolidated Balance Sheets representing the remaining balance on this note. Principal and interest payments are scheduled to be made in periodic installments from January 2018 through December 2023.

On January 30, 2015, the Company entered into a master services subcontract with Austin Trucking, LLC (“Austin Trucking”), an entity owned by an immediate family member of a Senior Vice President of the Company. Pursuant to the agreement, Austin Trucking performs subcontract work for the Company, including trucking services. For these subcontract services, the Company incurred costs of approximately $1.4 million and $1.5 million during each of the three months ended March 31, 2018 and 2017, respectively, and approximately $4.3 million and $4.4 million during the six months ended March 31, 2018 and 2017, respectively, which is included as cost of revenues on the Consolidated Statements of Income. At March 31, 2018 and September 30, 2017, the Company had $0.5 million and $1.0 million, respectively, due to Austin Trucking reflected as accounts payable on its Consolidated Balance Sheets.

From time to time, the Company provides construction services to various companies owned by a family member of a Senior Vice President of the Company. For these services, the Company earned approximately $0.3 million and $0.7 million during the three months ended March 31, 2018 and 2017, respectively, and approximately $1.5 million and $1.8 million during the six months ended March 31, 2018 and 2017, respectively, which is included as revenues on the Consolidated Statements of Income. At March 31, 2018 and September 30, 2017, the Company had $4.6 million and $5.3 million, respectively, due from these companies reflected as contracts receivable including retainage, net on its Consolidated Balance Sheets.

From time to time, the Company provides construction services to various companies owned by a family member of a Senior Vice President of the Company. For these services, the Company earned approximately $0.1 million during the three months ended March 31, 2018, and approximately $0.2 million during the six months ended March 31, 2018, which is included as revenues on the Consolidated Statements of Income. The Company did not earn any revenues from this company during the three and six months ended March 31, 2017. At March 31, 2018 and September 30, 2017, the Company had $0.6 million and $1.0 million, respectively, due from this company reflected as contracts receivable including retainage, net on its Consolidated Balance Sheets.

The Company is party to a management services agreement with SunTx under which the Company pays SunTx $0.25 million per fiscal quarter, as well as reimbursement of certain out-of-pocket expenses. The Company paid such fees and expense reimbursements to SunTx aggregating $0.3 million and $0.4 million during the three months ended March 31, 2018 and 2017, respectively, and $0.7 million during each of the six months ended March 31, 2018 and 2017, and recognized the cost as general and administrative expenses on its Consolidated Statements of Income. In addition, the Company had $0.1 million included as other assets on its Consolidated Balance Sheet at March 31, 2018, representing reimbursements paid to SunTx for certain equity issuance costs in connection with the Company’s initial public offering.

In the normal course of business, the Company maintains relationships and engages in transactions with other related parties. Transaction amounts during the three and six months ended March 31, 2018 and 2017 are not material to the Consolidated Statements of Income or to cash flows for those periods. Amounts due to or from such related parties are not material to the Company’s Consolidated Balance Sheets at March 31, 2018 or September 30, 2017. The nature of these relationships and transactions are described in Note 16 to the Company’s audited consolidated financial statements for the year ended September 30, 2017 included in the IPO Prospectus.

Note 12—Subsequent Events

Acquisition

On May 15, 2018, the Company completed the acquisition of 100% of the ongoing operations of The Scruggs Company, a privately-owned infrastructure and road construction company headquartered in Hahira, Georgia, which operates three hot mix asphalt plants, three aggregate mines and one industrial plant. The acquisition complements the Company’s vertically integrated Southeastern U.S. operations, providing new bidding areas in the expanding Georgia market. The purchase price of $51.1 million, excluding certain working capital adjustments, was paid in cash on the date of closing. The Company funded the purchase price with cash on hand plus an additional $22.0 million borrowed under its $50.0 million term loan (the “Term Loan”) under the credit agreement with Compass Bank, as Agent, Sole Lead Arranger and Sole Bookrunner (as amended, the “Compass Credit Agreement”). The additional borrowing is subject to the same terms and conditions as the Term Loan balance outstanding at March 31, 2018. In connection with this additional Term Loan borrowing, the Company entered into an interest rate swap agreement with a notional amount of $11.0 million under which it pays a fixed percentage rate of 3.01% and receives a credit based on the applicable LIBOR rate.

The Company is in the process of completing the initial accounting of this acquisition as a business combination in accordance with ASC 805, Business Combinations, including the allocation of the purchase price to the fair value of identifiable assets acquired and liabilities assumed. There are no revenues or results of operations of The Scruggs Company included in the Company’s Consolidated Statements of Income for the three or six months ended March 31, 2018. Pro forma adjustments and results of operations cannot yet be determined. The acquisition did not meet the significance criteria under SEC Regulation S-X Rule 3-05.

Reclassification and Initial Public Offering

On April 23, 2018, the Company amended and restated its certificate of incorporation to effectuate a dual class common stock structure consisting of Class A common stock and Class B common stock, as a result of which each share of common stock, par value $0.001 per share, was reclassified and changed into 25.2 shares of Class B common stock so that all equity holders became the holders of 41,817,537 shares of Class B common stock (the “Reclassification”). The amended and restated certificate of incorporation authorizes 400,000,000 shares of Class A common stock and 100,000,000 shares of Class B common stock. All share and per share amounts have been retroactively adjusted for all periods presented to give effect to the Stock Split.

On May 8, 2018, the Company completed an initial public offering of 11,250,000 shares of Class A common stock for $12.00 per share. Of these shares, 9,000,000 were sold by the Company, for which the Company received approximately $100.4 million in proceeds, after deducting underwriting discounts and commissions of approximately $7.6 million, and prior to additional total estimated offering expenses of approximately $5.8 million. Of the $5.8 million additional estimated offering expenses, $4.0 million and $2.2 million are reflected as capitalized equity issuance costs included within other current assets on the Consolidated Balance Sheets at March 31, 2018 and September 30, 2017, respectively. The remaining 2,250,000 shares were sold by the holders of Class B common stock, which shares upon sale automatically converted into 2,250,000 shares of Class A common stock, which reduced the issued and outstanding shares of Class B common stock to 39,567,537. The Company did not receive any proceeds from the sale of shares sold by the holders of Class B common stock.

On May 24, 2018 the underwriters of the initial public offering partially exercised their over-allotment option to purchase an additional 700,000 shares of our Class A common stock at the initial public offering price of $12.00 per share less the underwriting discount and commissions. Of these shares, 350,000 were sold by the Company for which the Company received approximately $3.9 million in proceeds, after deducting underwriting discounts and commissions of approximately $0.3 million. The remaining 350,000 shares were sold by the holders of Class B common stock, which shares upon sale automatically converted into 350,000 shares of Class A common stock, which reduced the issued and outstanding shares of Class B common stock to 39,217,537. The Company did not receive any proceeds from the sale of shares sold by the holders of Class B common stock.

Settlement Agreements

On April 19, 2018, certain of the Company’s subsidiaries entered into settlement agreements with a third party, pursuant to which they will receive aggregate net payments of approximately $15.7 million, payable in four equal installments between January 2019 and July 2020, in exchange for releasing and waiving all current and future claims against the third party relating to compensation to the Company for a business interruption event that occurred more than five years ago, which did not directly relate to the Company’s business and which has not, and is not expected to, recur (the “Settlement”). The Company recorded a pre-tax gain of $14.8 million during the three months ended March 31, 2018 related to the Settlement, which is reflected as settlement income on the Consolidated Statements of Income. Future payments are reflected on the Consolidated Balance Sheets as other current assets and other assets in the amount of $3.9 million and $10.9 million, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to assist in understanding and assessing the trends and significant changes in our results of operations and financial condition. Historical results may not be indicative of future performance. This discussion includes forward-looking statements that reflect our plans, estimates and beliefs. Such statements involve risks and uncertainties. Our actual results may differ materially from those contemplated by these forward-looking statements as result of various factors, including those set forth in “Cautionary Statement Regarding Forward-Looking Statements.” This discussion should be read in conjunction with our audited consolidated financial statements and the notes thereto for the fiscal year ended September 30, 2017 included in the IPO Prospectus. In this discussion, we use certain non-GAAP financial measures. Explanation of these non-GAAP financial measures and reconciliation to the most directly comparable GAAP financial measures are included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations. These non-GAAP financial measures should not be considered in isolation or as substitutes for financial information presented in compliance with GAAP.

Overview

We are one of the fastest growing civil infrastructure companies in the United States specializing in the building and maintenance of transportation networks. Our operations leverage a highly skilled workforce, strategically located hot mix asphalt (“HMA”) plants, substantial construction assets and select material deposits. We provide construction products and services to both public and private infrastructure projects, with an emphasis on highways, roads, bridges, airports and commercial and residential sites in the Southeastern United States.

Public infrastructure projects are funded by federal, state and local governments and include projects for roads, highways, bridges, airports and other infrastructure projects. Public transportation infrastructure projects historically have been a relatively stable portion of state and federal budgets, and represent a significant share of the U.S. construction market. Federal funds are allocated on a state-by-state basis and each state is required to match a portion of the federal funds they receive. Federal highway spending uses funds predominantly from the Highway Trust Fund, which derives its revenues from fuel taxes and other user fees.

In addition to public infrastructure projects, we provide a wide range of large sitework construction and HMA paving services to private construction customers, including commercial and residential developers and local businesses.

Recent Developments

Acquisition

On May 15, 2018, we completed the acquisition of 100% of the ongoing operations of The Scruggs Company (“Scruggs”), a privately-owned civil infrastructure company headquartered in Hahira, Georgia, which operates three hot mix asphalt plants, three aggregate mines and one industrial plant. The acquisition complements our vertically integrated Southeastern U.S. operations, providing new bidding areas in the expanding Georgia market. The purchase price of $51.1 million, excluding certain working capital adjustments, was paid in cash on the date of closing. We funded the purchase price with cash on hand plus an additional $22.0 million borrowed under our Term Loan. The additional borrowing is subject to the same terms and conditions as the Term Loan balance outstanding at March 31, 2018. In connection with this additional Term Loan borrowing, we entered into an interest rate swap agreement with a notional amount of $11.0 million under which we pay a fixed percentage rate of 3.01% and receive a credit based on the applicable LIBOR rate.

Reclassification and Initial Public Offering

On April 23, 2018, we amended and restated our certificate of incorporation to effectuate a dual class common stock structure consisting of Class A common stock and Class B common stock, as a result of which each share of common stock, par value $0.001 per share, was reclassified and changed into 25.2 shares of Class B common stock so that all equity holders became the holders of 41,817,537 shares of Class B common stock (the “Reclassification”). The amended and restated certificate of incorporation authorizes 400,000,000 shares of Class A common stock and 100,000,000 shares of Class B common stock.

On May 8, 2018, we completed an initial public offering of 11,250,000 shares of Class A common stock for $12.00 per share. Of these shares, 9,000,000 were sold by the Company for which we received approximately $100.4 million in proceeds, after deducting underwriting discounts and commissions of approximately $7.6 million and prior to additional total estimated offering expenses of approximately $5.8 million. Of the $5.8 million additional estimated offering expenses, $4.0 million is reflected as capitalized equity issuance costs included within other current assets on the Consolidated Balance Sheet at March 31, 2018. The remaining 2,250,000 shares were sold by holders of Class B common stock, which shares upon sale automatically converted into 2,250,000 shares of Class A common stock, which reduced the issued and outstanding shares of Class B common stock to 39,567,537. We did not receive any proceeds from the sale of shares sold by the holders of Class B common stock.

On May 24, 2018 the underwriters of the initial public offering partially exercised their over-allotment option to purchase an additional 700,000 shares of our Class A common stock at the initial public offering price of $12.00 per share less the underwriting discount and commissions. Of these shares, 350,000 were sold by us for which we received approximately $3.9 million in proceeds, after deducting underwriting discounts and commissions of approximately $0.3 million. The remaining 350,000 shares were sold by the holders of Class B common stock, which shares upon sale automatically converted into 350,000 shares of Class A common stock, which reduced the issued and outstanding shares of Class B common stock to 39,217,537. We did not receive any proceeds from the sale of shares sold by the holders of Class B common stock.

Settlement Agreements

On April 19, 2018, certain of our subsidiaries entered into settlement agreements with a third party, pursuant to which they will receive aggregate net payments of approximately $15.7 million, payable in four equal installments between January 2019 and July 2020, in exchange for releasing and waiving all current and future claims against the third party relating to compensation to us for a business interruption event that occurred more than five years ago, which did not directly relate to our business and which has not, and is not expected to, recur (the “Settlement”). We recorded a pre-tax gain of $14.8 million during the three months ended March 31, 2018 related to the Settlement, which is reflected as settlement income on the Consolidated Statement of Income. Future payments are reflected on our Consolidated Balance Sheets as other current assets and other assets in the amount of $3.9 million and $10.9 million, respectively.

How We Assess Performance of Our Business

Revenues

We derive our revenues predominantly by providing construction products and services for both public and private infrastructure projects, with an emphasis on highways, roads, bridges, airports and commercial and residential sites. Our projects represent a mix of federal, state, municipal and private customers. We also derive revenues from the sale of HMA and aggregates to customers. Revenues derived from projects are recognized on the percentage-of-completion basis, measured by the relationship of total cost incurred to total estimated contract costs (cost-to-cost method). Changes in job performance, job conditions and estimated profitability, including those arising from contract penalty provisions and final contract settlements, may result in revisions to estimated costs and income, and are recognized in the period in which the revisions are determined. Revenues derived from the sale of HMA and aggregates are recognized when risks associated with ownership have passed to the customer.

Gross Profit

Gross profit represents revenues less cost of revenues. Cost of revenues consists of all direct and indirect costs on construction contracts, including raw materials, labor, equipment costs, depreciation, lease expenses, subcontract costs and other expenses at our HMA plants and aggregate mining facilities. Our cost of revenues is directly affected by fluctuations in commodity prices, primarily liquid asphalt and diesel fuel. From time to time, when appropriate, we limit our exposure to increases in commodity prices by entering into forward purchase commitments or by increasing the prices for our products in anticipation of impending price increases in the cost of asphalt cement. In addition, our public infrastructure contracts often include provisions that provide for price adjustments based on fluctuations in certain commodity-related products costs. These price adjustment provisions are in place for most of our public infrastructure contracts, and we seek to include similar provisions in our private contracts.

Depreciation, Depletion and Amortization

We carry property, plant and equipment on our balance sheet at cost, net of accumulated depreciation, depletion and amortization. Depreciation on property, plant and equipment is computed on a straight-line basis over the estimated useful life of the asset. Amortization expense is the periodic expense related to leasehold improvements and intangible assets. Leasehold improvements are amortized over the lesser of the life of the underlying asset or the remaining lease term. Our intangible assets were recognized as result of certain acquisitions and are generally amortized on a straight-line basis over the estimated useful lives of the assets. Quarry reserves are depleted in accordance with the units-of-production method as aggregate is extracted, using the initial allocation of cost based on proven and probable reserves.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and personnel costs for our administration, finance and accounting, legal, information systems, human resources and certain managerial employees. Additional expenses include audit, consulting and professional fees, travel, insurance, office space rental costs, property taxes and other corporate and overhead expenses.

Gain on Sale of Equipment, Net

In the normal course of business, we sell construction equipment for various reasons, including when the cost of maintaining the asset exceeds the cost of replacing it. The gain or loss on sale of equipment reflects the difference between the carrying value at the date of disposal and the net consideration received from the sale of equipment during the period.

Interest Expense, Net

Interest expense, net primarily represents interest incurred on our long-term debt, such as the Term Loan and the Revolving Credit Facility, as well as the cost of interest swap agreements and amortization of deferred debt issuance costs. These amounts are partially offset by interest income earned on short-term investments of cash balances in excess of our current operating needs.

Other Key Performance Indicators

Adjusted EBITDA and Adjusted EBITDA Margin

Adjusted EBITDA represents net income before interest expense, net, provision for income taxes, depreciation, depletion and amortization, equity-based compensation expense, loss on extinguishment of debt and certain management fees and expenses, and excludes income recognized in connection with the Settlement. Adjusted EBITDA Margin represents Adjusted EBITDA as a percentage of revenues for each period. These metrics are supplemental measures of our operating performance that are neither required by, nor presented in accordance with, GAAP. These measures should not be considered as an alternative to net income or any other performance measure derived in accordance with GAAP as an indicator of our operating performance. We present Adjusted EBITDA and Adjusted EBITDA Margin as management uses these measures as key performance indicators, and we believe they are measures frequently used by securities analysts, investors and other parties to evaluate companies in our industry. These measures have limitations as analytical tools and should not be considered in isolation or as substitutes for analysis of our results as reported under GAAP.

Our calculation of Adjusted EBITDA and Adjusted EBITDA Margin may not be comparable to similarly named measures reported by other companies. Potential differences between our measure of Adjusted EBITDA compared to other similar companies’ measures of Adjusted EBITDA may include differences in capital structures, tax positions and the age and book depreciation of intangible and tangible assets.

The following table presents a reconciliation of net income, the most directly comparable measure calculated in accordance with GAAP, to Adjusted EBITDA, and the calculation of Adjusted EBITDA Margin for each of the periods presented (unaudited, in thousands):

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2018	2017	2018	2017
Net income	$11,248	$2,800	$22,244	$7,361
Interest expense, net	253	1,096	550	2,143
Provision for income taxes	4,770	1,578	3,973	4,364
Depreciation, depletion and amortization of long-lived assets	5,633	5,279	11,308	10,501
Equity-based compensation expense	604	74	604	156
Loss on extinguishment of debt	—	—	—	—
Settlement income (1)	(14,803)	—	(14,803)	—
Management fees and expenses (2)	311	373	651	684

Adjusted EBITDA	$8,016	$11,200	$24,527	$25,209

Revenues	$118,899	$110,366	$269,320	$232,486
Adjusted EBITDA Margin	6.7%	10.1%	9.1%	10.8%

(1)	Represents pre-tax income recognized in connection with the Settlement.
(2)	Reflects fees and reimbursement of certain out-of-pocket expenses under a management services agreement with SunTx.

Results of Operations

Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017

The following table sets forth selected financial data for the three months ended March 31, 2018 and March 31, 2017 (unaudited, dollars in thousands):

					Change from Three Months Ended March 31, 2017 to Three Months Ended March 31, 2018
	For the Three Months Ended March 31,
	2018		2017
	Dollars	% of Revenues	Dollars	% of Revenues	Change	% Change
Revenues	$118,899	100.0	$110,366	100.0	$8,533	7.7
Cost of revenues	105,150	88.4	96,005	87.0	9,145	9.5

Gross profit	13,749	11.6	14,361	13.0	(612)	(4.3)
General and administrative expenses	(13,358)	(11.3)	(10,965)	(9.9)	(2,393)	21.8
Settlement income	14,803	12.5	—	—	14,803	—
Gain on sale of equipment, net	886	0.7	2,183	2.0	(1,297)	(59.4)

Operating income	16,080	13.5	5,579	5.1	10,501	188.2
Interest expense, net	(253)	(0.2)	(1,096)	(1.0)	843	(76.9)
Other expense	(39)	—	(105)	(0.1)	66	(62.9)

Income before provision for income taxes and earnings from investment in joint venture	15,788	13.3	4,378	4.0	11,410	260.6
Provision for income taxes	4,770	4.0	1,578	1.5	3,192	202.3
Earnings from investment in joint venture	230	0.2	—	—	230	—

Net income	$11,248	9.5	$2,800	2.5	$8,448	301.7

Adjusted EBITDA	$8,016	6.7	$11,200	10.1	$(3,184)	(28.4)

Revenues. Due to an increase in contract backlog, we added personnel and equipment which allowed us to increase our revenues by $8.5 million, or 7.7%, to $118.9 million in the three months ended March 31, 2018 from $110.4 million for the three months ended March 31, 2017. However, this increase was approximately $4.5 million lower than expected due to extended cold weather delays during the three months ended March 31, 2018. These delayed projects remain in our contract backlog at March 31, 2018 and are expected to be completed during the third and fourth quarters of fiscal year 2018.

Gross Profit. Gross profit for the three months ended March 31, 2018 decreased $0.6 million, or 4.3%, to $13.7 million from $14.4 million for the three months ended March 31, 2017. The lower gross profit and gross profit margin for the quarter ended March 31, 2018 compared to the quarter ended March 31, 2017 was due to the timing of price increases in the cost of asphalt cement as well as costs related to cold weather delays. During the first quarter of fiscal year 2017, we increased our price for both internal and external HMA sales in anticipation of an impending price increase in the cost of asphalt cement, a key component in the manufacture of HMA. The anticipated price increase did not occur until the third and fourth quarter of fiscal year 2017, which benefitted gross profit by approximately $1.6 million in the three months ended March 31, 2017 as compared to the three months ended March 31, 2018. In addition, as noted above, we added personnel and equipment in fiscal 2018 due to an increase in backlog. The underutilization of this added equipment during the three months ended March 31, 2018 as a result of cold weather delays resulted in a $2.0 million increase in unabsorbed period costs compared to the three months ended March 31, 2017. We anticipate that our gross profit percentage will increase during the third and fourth quarters of fiscal year 2018 as utilization of equipment and our revenue-generating activity increases, and our period costs are allocated over a larger revenue base. These gross profit declines were partially offset by an increase in realized margin on construction jobs in the quarter ended March 31, 2018 compared to the quarter ended March 31, 2017 and realized margin on the increase in revenues as described above. As a result of the above, gross profit as a percentage of revenue decreased from 13.0% for the three months ended March 31, 2017 to 11.6% for the three months ended March 31, 2018.

General and Administrative Expenses. General and administrative expenses include costs related to our operational offices that are not allocated to direct contract costs and expenses related to our corporate offices. General and administrative expenses for the three months ended March 31, 2018 increased $2.4 million, or 21.8%, to $13.4 million from $11.0 million for the three months ended March 31, 2017. The increase in general and administrative expenses for the three months ended March 31, 2018 was attributable primarily to a $1.9 million increase in management personnel payroll and benefits and a $0.5 million increase in other general expenses to support our growth. We expect general and administrative expenses to continue to increase moderately throughout the remainder of fiscal 2018 as a result of increased regulatory and public entity reporting requirements.

Settlement Income. During the three months ended March 31, 2018, we recorded settlement income of $14.8 million reflecting the net present value of future payments to be received in connection with the Settlement, which resolved conditions that existed at March 31, 2018. Pursuant to the Settlement, we will receive aggregate net payments of approximately $15.7 million, payable in four equal installments between January 2019 and July 2020, in exchange for releasing and waiving all current and future claims against a third party.

Interest Expense, Net. Interest expense, net for the three months ended March 31, 2018 decreased $0.8 million, or 76.9%, to $0.3 million compared to $1.1 million for the three months ended March 31, 2017. The decrease in interest expense, net was due to a $9.2 million decrease in the average principal amount of outstanding debt, and a $0.2 million lower amortization of deferred debt issuance costs during the three months ended March 31, 2018 as compared to the three months ended March 31, 2017. Our former CIT Credit Facility in place during the three months ended March 31, 2017 was a variable rate facility based on the three-month LIBOR rate plus 3.5%. On June 30, 2017, we refinanced all of our outstanding debt under the CIT Credit Facility with proceeds from the Compass Credit Agreement. The Compass Credit Agreement is a variable rate facility based on the one-month LIBOR rate plus 2.0%, thereby reducing our interest costs during the three months ended March 31, 2018. The Compass Credit Agreement also replaced some higher fixed rate facilities. To hedge against future changes in variable interest rates of the Compass Credit Agreement, on June 30, 2017, we entered into an amortizing $25.0 million interest rate swap agreement tied to the Term Loan. This interest rate swap agreement does not qualify for hedge accounting treatment in accordance with U.S. GAAP, thus changes in fair value are reflected within interest expense on the Consolidated Statements of Income. During the three months ended March 31, 2018, the change in the fair value of the interest rate swap resulted in a $0.2 million credit to interest expense.

Provision for Income Taxes. Our effective tax rate decreased to 29.8% for the three months ended March 31, 2018 from 36.0% for the three months ended March 31, 2017. Our lower effective tax rate for the three months ended March 31, 2018 was primarily due to the impacts of comprehensive tax legislation enacted by the U.S. government on December 22, 2017, known as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act includes broad and complex changes to the U.S. tax code, including a reduction in the U.S. federal corporate tax rate from 35% to 21% effective January 1, 2018. Accordingly, the effective tax rate for the three months ended March 31, 2018 reflects a federal income tax provision based on a blended U.S. statutory tax rate of 24.5% applicable to the full fiscal year ending September 30, 2018, which is calculated based on a proration of the applicable tax rates before and after the effective date of the Tax Act during the current fiscal year.

Earnings From Investment in Joint Venture. During the three months ended March 31, 2018, we earned $0.2 million pre-tax income representing our 50% interest in the earnings of a joint venture partnership entered into with a third-party in November 2017 for the sole purpose of performing a construction project for the Alabama Department of Transportation. We did not have interest in any joint venture during the three months ended March 31, 2017.

Net Income. Net income increased $8.4 million to $11.2 million for the three months ended March 31, 2018 compared to $2.8 million for the three months ended March 31, 2017. This increase in net income was primarily a result of the gain from the Settlement discussed above and the lower effective income tax rate, partially offset by the lower gross profit and higher general and administrative expenses discussed above.

Adjusted EBITDA and Adjusted EBITDA Margin. Adjusted EBITDA and Adjusted EBITDA Margin were $8.0 million and 6.7%, respectively, for the three months ended March 31, 2018, as compared to $11.2 million and 10.1%, respectively, for the three months ended March 31, 2017. The decrease in Adjusted EBITDA and Adjusted EBITDA Margin was primarily the result of lower gross profit, a lower gain on sale of equipment and higher general and administrative expenses. See the description of Adjusted EBITDA and Adjusted EBITDA Margin, as well as a reconciliation of Adjusted EBITDA to net income under “How We Assess Performance of Our Business”.

Six Months Ended March 31, 2018 Compared to Six Months Ended March 31, 2017

The following table sets forth selected financial data for the six months ended March 31, 2018 and March 31, 2017 (unaudited, dollars in thousands):

					Change from Six Months Ended March 31, 2017 to Six Months Ended March 31,
	For the Six Months Ended March 31,
	2018		2017		2018
	Dollars	% of Revenues	Dollars	% of Revenues	$ Change	% Change
Revenues	$269,320	100.0	$232,486	100.0	$36,834	15.8
Cost of revenues	232,773	86.4	199,396	85.8	33,377	16.7

Gross profit	36,547	13.6	33,090	14.2	3,457	10.4
General and administrative expenses	(25,784)	(9.6)	(21,528)	(9.2)	(4,256)	19.8
Settlement income	14,803	5.5	—	—	14,803	—
Gain on sale of equipment, net	1,031	0.4	2,437	1.0	(1,406)	(57.7)

Operating income	26,597	9.9	13,999	6.0	12,598	90.0
Interest expense, net	(550)	(0.2)	(2,143)	(0.9)	1,593	(74.3)
Other expense	(60)	—	(131)	(0.1)	71	(54.2)

Income before provision for income taxes and earnings from investment in joint venture	25,987	9.6	11,725	5.0	14,262	121.6
Provision for income taxes	3,973	1.4	4,364	1.8	(391)	(9.0)
Earnings from investment in joint venture	230	0.1	—	—	230	—

Net income	$22,244	8.3	$7,361	3.2	$14,883	202.2

Adjusted EBITDA	$24,527	9.1	$25,209	10.8	$(682)	(2.7)

Revenues. Due to an increase in contract backlog, we added personnel and equipment which allowed us to increase our revenues by $36.8 million, or 15.8%, to $269.3 million in the six months ended March 31, 2018 from $232.5 million for the six months ended March 31, 2017. However, this increase was approximately $4.5 million lower than expected due to extended cold weather delays during the three months ended March 31, 2018. These delayed projects remain in our contract backlog at March 31, 2018 and are expected to be completed during the third and fourth quarters of fiscal year 2018.

Gross Profit. Gross profit for the six months ended March 31, 2018 increased $3.5 million, or 10.4%, to $36.5 million from $33.1 million for the six months ended March 31, 2017. The lower gross profit margin for the six months ended March 31, 2018 compared to the six months ended March 31, 2017 was due to the timing of price increases in the cost of asphalt cement as well as costs related to cold weather delays. During the first quarter of fiscal year 2017, we increased our price for both internal and external HMA sales in anticipation of an impending price increase in the cost of asphalt cement, a key component in the manufacture of HMA. The anticipated price increase did not occur until the third and fourth quarter of fiscal year 2017, which benefitted gross profit by approximately $3.5 million in the six months ended March 31, 2017 as compared to the six months ended March 31, 2018. In addition, as noted above, we added personnel and equipment in fiscal 2018 due to an increase in backlog. The underutilization of this added equipment during the six months ended March 31, 2018 as a result of cold weather delays resulted in a $0.6 million increase in unabsorbed period costs compared to the six months ended March 31, 2017. We anticipate that our gross profit percentage will increase during the third and fourth quarters of fiscal year 2018 as utilization of equipment and our revenue-generating activity increases, and our period costs are allocated over a larger revenue base. These gross profit declines were offset by an increase in realized margin on construction jobs during the six months ended March 31, 2018 compared to the six months ended March 31, 2017, and realized margin on the increase in revenues as described above. As a result of the above, gross profit as a percentage of revenue decreased from 14.2% for the six months ended March 31, 2017 to 13.6% for the six months ended March 31, 2018.

General and Administrative Expenses. General and administrative expenses include costs related to our operational offices that are not allocated to direct contract costs and expenses related to our corporate offices. General and administrative expenses for the six months ended March 31, 2018 increased $4.3 million, or 19.8%, to $25.8 million from $21.5 million for the six months ended March 31, 2017. The increase in general and administrative expenses for the six months ended March 31, 2018 was attributable primarily to a $3.4 million increase in management personnel payroll and benefits and a $0.9 million in other general expenses to support our growth. We expect general and administrative expenses to continue to increase moderately throughout the remainder of fiscal 2018 as a result of increased regulatory and public entity reporting requirements.

Settlement Income. During the six months ended March 31, 2018, we recorded settlement income of $14.8 million reflecting the net present value of future payments to be received in connection with the Settlement, which resolved conditions that existed at March 31, 2018. Pursuant to the Settlement, we will receive aggregate net payments of approximately $15.7 million, payable in four equal installments between January 2019 and July 2020, in exchange for releasing and waiving all current and future claims against a third party.

Interest Expense, Net. Interest expense, net for the six months ended March 31, 2018 decreased $1.6 million, or 74.3%, to $0.6 million compared to $2.2 million for the six months ended March 31, 2017. The decrease in interest expense, net was due to a $6.9 million decrease in the average principal amount of outstanding debt and a $0.4 million lower amortization of deferred debt issuance costs during the six months ended March 31, 2018 as compared to the six months ended March 31, 2017. Our former CIT Credit Facility in place during the six months ended March 31, 2017 was a variable rate facility based on the three-month LIBOR rate plus 3.5%. On June 30, 2017, we refinanced all of our outstanding debt under the CIT Credit Facility with proceeds from the Compass Credit Agreement. The Compass Credit Agreement is a variable rate facility based on the one-month LIBOR rate plus 2.0%, thereby reducing our interest costs during the six months ended March 31, 2018. The Compass Credit Agreement also replaced some higher fixed rate facilities. To hedge against future changes in variable interest rates of the Compass Credit Agreement, on June 30, 2017, we entered into an amortizing $25.0 million interest rate swap agreement tied to the Term Loan. This interest rate swap agreement does not qualify for hedge accounting treatment in accordance with U.S. GAAP, thus changes in fair value are reflected within interest expense on the Consolidated Statements of Income. During the six months ended March 31, 2018, the change in the fair value of the interest rate swap resulted in a $0.4 million credit to interest expense.

Provision for Income Taxes. Our effective tax rate decreased to 15.3% for the six months ended March 31, 2018 from 37.2% for the six months ended March 31, 2017. Our lower effective tax rate for the six months ended March 31, 2018 was primarily due to the impacts of the Tax Act. The effective tax rate for the six months ended March 31, 2018 reflects a federal income tax provision based on a blended U.S. statutory tax rate of 24.5% applicable to the full fiscal year ending September 30, 2018, which is calculated based on a proration of the applicable tax rates before and after the effective date of the Tax Act during the current fiscal year. For the six months ended March 31, 2018, we recorded a $3.5 million credit to the provision for income taxes to recognize the cumulative effect on deferred income tax liabilities resulting from the enactment of the Tax Act. The effective tax rate for the six months ended March 31, 2017 reflects a federal tax rate of 35.0% plus applicable state income taxes.

Earnings From Investment in Joint Venture. During the six months ended March 31, 2018, we earned $0.2 million pre-tax income representing our 50% interest in the earnings of a joint venture partnership entered into with a third-party in November 2017 for the sole purpose of performing a construction project for the Alabama Department of Transportation. We did not have interest in any joint venture during the six months ended March 31, 2017.

Net Income. Net income increased $14.9 million, or 202.2%, to $22.2 million for the six months ended March 31, 2018 compared to $7.4 million for the six months ended March 31, 2017. This increase in net income was primarily a result of the gain from the Settlement discussed above and the lower effective income tax rate, partially offset by the higher general and administrative expenses discussed above.

Adjusted EBITDA and Adjusted EBITDA Margin. Adjusted EBITDA and Adjusted EBITDA Margin were $24.5 million and 9.1%, respectively, for the six months ended March 31, 2018, as compared to $25.2 million and 10.8%, respectively, for the six months ended March 31, 2017. The decrease in Adjusted EBITDA and Adjusted EBITDA Margin was primarily the result of increased general and administrative expenses and a lower gain on sale of equipment, partially offset by an increase in gross profit. See the description of Adjusted EBITDA and Adjusted EBITDA Margin, as well as a reconciliation of Adjusted EBITDA to net income under “How We Assess Performance of Our Business”.

Liquidity and Capital Resources

Cash Flows Analysis

The following table sets forth our cash flows for the six months ended March 31, 2018 and March 31, 2017 (unaudited, in thousands).

	For the Six Months Ended March 31,
	2018	2017
Net cash provided by operating activities	$28,124	$19,394
Net cash used in investing activities	(19,879)	(8,822)
Net cash used in financing activities	(9,995)	(38,891)

Net change in cash	$(1,750)	$(28,319)

Operating Activities

Cash provided by operating activities was $28.1 million for the six months ended March 31, 2018, an increase of $8.7 million compared to $19.4 million for the six months ended March 31, 2017. The increase represents a $14.9 million increase in net income, partially offset by a $1.3 million decrease in adjustments to reconcile net income to cash provided by operating activities and a $3.7 million decrease in the changes in operating assets and liabilities. The decrease in adjustments to reconcile net income to cash flows from operating activities was primarily driven by the $3.1 million decrease in deferred tax liabilities resulting from the Tax Act, partially offset by a $1.4 million decrease in gains on sale of equipment and a $0.8 million increase in depreciation, depletion and amortization of long-lived assets resulting from the addition of equipment to support our growth. The most significant components of changes in operating assets and liabilities were (1) a $10.9 million greater increase in other assets, primarily due to the Settlement, (2) a $5.9 million greater decrease in net billings in excess of estimated earnings on uncompleted projects resulting from the timing of performing and closing projects, and (3) a $3.8 million greater reduction of accounts payable, partially offset by a $16.9 million greater reduction of contracts receivable.

Investing Activities

Cash used in investing activities was $19.9 million for the six months ended March 31, 2018 compared to $8.8 million for the six months ended March 31, 2017. The increase was primarily due to increased net purchases of property, plant and equipment.

Financing Activities

Cash used in financing activities was $10.0 million for the six months ended March 31, 2018 compared to $38.9 million for the six months ended March 31, 2017. The decrease was primarily due to a $31.3 million dividend paid during the six months ended March 31, 2017 that did not recur during the six months ended March 31, 2018.

Compass Credit Agreement

On June 30, 2017, Construction Partners Holdings, our wholly owned subsidiary, entered into a credit agreement with Compass Bank, as agent (the “Agent”), sole lead arranger and sole bookrunner (the “Compass Credit Agreement”). The Compass Credit Agreement initially provided for a $50.0 million term loan (the “Term Loan”) and a $30.0 million revolving credit facility (the “Revolving Credit Facility”). In connection with the Scruggs acquisition, the Company amended the Compass Credit Agreement on May 15, 2018 (the “Compass Amendment”) and borrowed an additional $22.0 million under the Term Loan to fund a portion of the purchase price. The principal amount of the Term Loan, including the additional borrowing, must be paid in quarterly installments of $3.6 million beginning with the June 30, 2018 payment. All amounts borrowed under the Compass Credit Agreement mature on July 1, 2022.

Construction Partners Holdings’ obligations under the Compass Credit Agreement are guaranteed by the Company and all of Construction Partners Holdings’ direct and indirect subsidiaries and are secured by first priority security interests in substantially all of the Company’s assets.

Under the Compass Credit Agreement, borrowings can be designated as base rate loans or Euro-Dollar Loans. The interest rate on base rate loans fluctuates and is equal to (i) the highest of: (a) the rate of interest in effect for such day as publicly announced from time to time by the Agent as its “prime rate,” (b) the federal funds rate plus 0.50% and (c) the quotient of the London interbank offered rate for deposits in U.S. dollars as obtained from Reuter’s, Bloomberg or another commercially available source designated by the Agent two Euro-Dollar Business Days (as defined in the Compass Credit Agreement) before the first day of the applicable interest period (“LIBOR”) divided by 1.00 minus the Euro-Dollar Reserve Percentage (as defined in the Compass Credit Agreement) plus 1.0% for a one-month interest period, plus (ii) the applicable rate, which ranges from 2.0% to 2.25%. The interest rate for Euro-Dollar loans fluctuates and is equal to the sum of the applicable rate, which ranges from 2.0% to 2.25%, plus LIBOR for the interest period selected by the Agent.

At March 31, 2018 and September 30, 2017, the interest rate on outstanding borrowings under the Term Loan and Revolving Credit Facility was 3.887% and 3.235%, respectively, before giving effect to the interest rate swap discussed below. At March 31, 2018 and September 30, 2017, we had availability of $25.0 million and $20.0 million, respectively, under the Revolving Credit Facility, less amounts outstanding under letters of credit. Letters of credit outstanding at March 31, 2018 and September 30, 2017 were $9.4 million and $8.7 million, respectively. In order to hedge against changes in interest rates, on June 30, 2017, we entered into an amortizing $25.0 million interest rate swap agreement applicable to outstanding debt under the Term Loan, under which we pay a fixed percentage rate of 2.015% and receive a credit based on the applicable LIBOR rate. At March 31, 2018 and September 30, 2017, the notional value of this interest rate swap agreement was $21.3 million and $23.8 million, respectively, and the fair value was $0.2 million and $(0.2) million, respectively, which is included within other liabilities on our Consolidated Balance Sheets. In connection with the Compass Amendment and the additional borrowing on May 15, 2018, we entered into an additional $11.0 million interest rate swap agreement applicable to the $22.0 million additional debt under the Term Loan. Under this additional swap agreement, we pay a fixed percentage rate of 3.01% and receive a credit based on the applicable LIBOR rate.

We must pay a commitment fee of 0.35% per annum on the aggregate unused revolving commitments under the Compass Credit Agreement. We also must pay fees with respect to any letters of credit issued under the Compass Credit Agreement.

The Compass Credit Agreement contains usual and customary negative covenants for agreements of this type, including, but not limited to, restrictions on our ability to make acquisitions, make loans or advances, make capital expenditures and investments, create or incur indebtedness, create liens, wind up or dissolve, consolidate, merge or liquidate, or sell, transfer or dispose of assets. The Compass Credit Agreement requires us to satisfy certain financial covenants, including a minimum fixed charge coverage ratio of 1.20 to 1.00. At March 31, 2018 and September 30, 2017, our fixed charge ratio was 1.96 to 1.00 and 1.63 to 1.00, respectively. The Compass Credit Agreement also requires us to maintain a consolidated leverage ratio not to exceed 2.00 to 1.00, subject to certain adjustments as further described in the Compass Credit Agreement. At March 31, 2018 and September 30, 2017, our consolidated leverage ratio was 0.70 to 1.00 and 0.95 to 1.00, respectively. The Compass Credit Agreement includes customary events of default, including, among other things, payment default, covenant default, breach of representation or warranty, bankruptcy, cross-default, material ERISA events, certain changes of control, material money judgments and failure to maintain subsidiary guarantees. The Compass Credit Agreement prevents us from paying dividends or otherwise distributing cash to our stockholders unless, after giving effect to such dividend, we would be in compliance with the financial covenants and, at the time any such dividend is made, no default or event of default exists or would result from the payment of such dividend.

At March 31, 2018 and September 30, 2017, we were in compliance with all covenants under the Compass Credit Agreement.

Capital Requirements and Sources of Liquidity

During the six months ended March 31, 2018 and 2017, our capital expenditures were approximately $22.0 million and $12.1 million, respectively.

Historically, we have made significant cash investments in order to organically expand our business into new geographic markets. Our cash investments include increased capital expenditures, purchase of materials, production of materials and cash to fund our organic expansion. Our working capital needs are driven by the seasonality and growth of our business, with our cash requirements greater in periods of growth. Additional cash requirements resulting from our growth include the costs of additional personnel, production and distribution facilities, enhancing our information systems and, in the future, our integration of any acquisitions and our compliance with laws and rules applicable to being a public company. We expect our primary uses of cash will continue to be investing in property and equipment used to provide our services and funding organic and acquisitive growth initiatives.

We have historically relied upon cash available through credit facilities, in addition to cash from operations, to finance our working capital requirements and to support our growth. We regularly monitor potential capital sources, including equity and debt financings, in an effort to meet our planned capital expenditures and liquidity requirements. Our future success will be highly dependent on our ability to access outside sources of capital.

We believe that our operating cash flow and available borrowings under the Revolving Credit Facility are sufficient to fund our operations for at least the next twelve months. However, future cash flows are subject to a number of variables, and significant additional capital expenditures will be required to conduct our operations. There can be no assurance that operations and other capital resources will provide cash in sufficient amounts to maintain planned or future levels of capital expenditures. In the event we make one or more acquisitions and the amount of capital required is greater than the amount we have available for acquisitions at that time, we could be required to reduce the expected level of capital expenditures and/or seek additional capital. If we seek additional capital, we may do so through borrowings under the Revolving Credit Facility, joint ventures, asset sales, offerings of debt or equity securities or other means. We cannot guarantee that this additional capital will be available on acceptable terms or at all. If we are unable to obtain the funds we need, we may not be able to complete acquisitions that may be favorable to us or finance the capital expenditures necessary to conduct our operations.

Seasonality

The use and consumption of our products and services fluctuate some due to seasonality, although we are able to perform construction projects during all twelve months in all of our markets. Our products are used, and our construction operations and production facilities are located, outdoors. Therefore, seasonal changes and other weather-related conditions, in particular extended rainy and cold weather in the spring and fall and major weather events, such as hurricanes, tornadoes, tropical storms and heavy snows, can adversely affect our business and operations through a decline in both the use of our products and demand for our services. In addition, construction materials production and shipment levels follow activity in the construction industry, which typically occurs in the spring, summer and fall. Warmer and drier weather during the third and fourth quarters of our fiscal year typically result in higher activity and revenues during those quarters. The first and second quarters of our fiscal year typically have lower levels of activity due to adverse weather conditions.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to commodity price risk with respect to price changes in liquid asphalt and energy, including fossil fuels and electricity for aggregates and asphalt paving mix production, natural gas for HMA production and diesel fuel for distribution vehicles and production-related mobile equipment. In order to manage or reduce commodity price risk, we monitor the costs of these commodities at the time of bid and price them into our contracts accordingly. Furthermore, liquid asphalt escalator provisions in most of our public and in some of our private and commercial contracts limit our exposure to price fluctuations in this commodity. In addition, we enter into various firm purchase commitments, with terms generally less than one year, for certain raw materials. From time to time, we also increase the prices for our products to mitigate the impact of price increases in raw materials.

Interest Rate Risk

We are exposed to interest rate risk on certain of our short- and long-term debt obligations used to finance our operations and acquisitions. We have LIBOR-based floating rate borrowings under the Compass Credit Agreement, which expose us to variability in interest payments due to changes in the reference interest rates. From time to time, we use derivative instruments as hedges against the impact of interest rate changes on future earnings and cash flows. In order to hedge against changes in interest rates and to manage fluctuations in cash flows resulting from interest rate risk, on June 30, 2017, we entered into an amortizing interest rate swap agreement applicable to $25.0 million outstanding debt under the Term Loan, for which we pay a fixed rate of 2.015% and receive a credit based on the applicable LIBOR rate.

At March 31, 2018 and September 30, 2017, we had a total of $47.5 million and $57.5 million of variable rate borrowings outstanding, respectively. Holding other factors constant and absent the interest rate swap agreement described above, a hypothetical 1% change in our borrowing rates would result in a $0.5 million and $0.6 million change in our annual interest expense based on our variable rate debt at March 31, 2018 and September 30, 2017, respectively.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Our management, under the supervision of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form-10-Q. As a result of the material weaknesses described below and previously disclosed in our IPO Prospectus, our Chief Executive Officer and Chief Financial Officer have concluded that as of the end of the period covered by this Quarterly Report on Form-10-Q, our disclosure controls and procedures were not effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

In the course of preparing financial statements for the fiscal year ended September 30, 2017, our management identified material weaknesses in our internal control over financial reporting which related to the design and operation of our information technology general controls and overall closing and financial reporting processes, including our accounting for significant and unusual transactions. The nature of these material weaknesses and our remediation actions are more fully described in the IPO Prospectus. As a newly public company, neither we nor our independent registered public accounting firm are yet required to perform an evaluation of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act, and neither we nor our independent registered public accounting firm have performed such an evaluation.

We continue to implement actions to remediate these material weaknesses, including: (i) actively seeking and onboarding additional accounting and finance staff members and a senior accounting officer with public company reporting experience, to augment our current staff and to improve the effectiveness of our closing and financial reporting processes; and (ii) we engaged a third-party to assist us with formalizing our business processes, accounting policies and internal controls. Other than ongoing remediation actions described above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(e) and 15d-15(e) under the Act) during the three months ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Controls and Procedures

In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and our management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

Due to the nature of our business, we are involved in routine litigation or subject to other disputes or claims related to our business activities, including workers’ compensation claims and employment-related disputes. In the opinion of our management, none of the pending litigation, disputes or claims against us, if decided adversely to us, would have a material adverse effect on our financial condition, cash flows or results of operations.

Item 1A. Risk Factors

Any of the risks discussed in this Form 10-Q and our other SEC filings could have a material and adverse effect on our business, financial condition or results of operations. Additional risks and uncertainties not presently known to us or that we currently consider immaterial may also adversely affect us. For a discussion of our potential risks and uncertainties, see the information in our IPO Prospectus. There have been no material changes in our risk factors from those described in our IPO Prospectus.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Sales of Unregistered Securities In February 2018, the Company granted to certain employees an aggregate of 126,000 restricted shares of our Class B common stock under the 2016 Equity Incentive Plan, a portion of which vested on the date of grant and a portion of which will vest on July 1, 2018, for a purchase price of $0.04 per share (after giving effect to the Reclassification), for an aggregate price of $5,000. Each of these issuances was made in reliance on Section 4(a)(2) and Rule 701 under the Securities Act. The issuances were made for compensatory purposes pursuant to a written plan or contract, a copy of the plan or contract was delivered to each purchaser.

Use of Proceeds from our Initial Public Offering of Class A Common Stock

On May 3, 2018, our registration statement on Form S-1 (No. 333-224174), filed in connection with our initial public offering, was declared effective by the Securities and Exchange Commission and, on May 8, 2018, we closed our initial public offering consisting of 11,250,000 shares of our Class A common stock, of which 9,000,000 shares were issued and sold by us and 2,250,000 shares were sold by the selling stockholders, in each case at a public offering price of $12.00 per share. On May 24, 2018, the underwriters of the initial public offering partially exercised their over-allotment option (the “Over-Allotment Option”) to purchase an additional 700,000 shares of our Class A common stock at the initial public offering price of $12.00 per share less the underwriting discount and commissions. Of these shares, 350,000 were sold by us for which we received approximately $3.9 million in proceeds, after deducting underwriting discounts and commissions of approximately $0.3 million. The remaining unexercised portion of the Over-Allotment Option expired on June 2, 2018. Robert W. Baird & Co. Incorporated, Raymond James & Associates and Stephens Inc. acted as the representatives of the several underwriters in our initial public offering.

Following the sale of the shares in connection with the closing of our initial public offering on May 8, 2018 and the closing of the partial exercise of the Over-Allotment Option on May 29, 2018, and the expiration of the Over-Allotment Option, the offering was terminated. In our initial public offering, including the partial exercise of the Over-Allotment Option, we received approximately $104.3 million in net proceeds, after deducting underwriting discounts and commissions of approximately $7.9 million, but before total estimated offering expenses of approximately $5.8 million. Except for approximately $0.1 million of out-of-pocket expenses which were reimbursable under our management services agreement with SunTx, no payments for offering expenses were made directly or indirectly to (i) any of our officers or directors or their associates, (ii) any persons owning 10% or more of any class of our equity securities or (iii) any of our affiliates. Of the net proceeds from our initial public offering, we used approximately $29.1 million to fund the acquisition of The Scruggs Company, which was completed on May 15, 2018. We intend to use the balance of our net proceeds from our initial public offering to provide growth capital, fund acquisitions and for general corporate purposes, which may include the repayment of debt from time to time.

There has been no material change in the planned use of proceeds from our initial public offering from that described in the IPO Prospectus.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K (17CFR 229.104) is included in Exhibit 95 to this Quarterly Report on Form 10-Q.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of Construction Partners, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S-1/A, filed on April 27, 2018 (Registration No. 333-224174)).

3.2	Amended and Restated Bylaws of Construction Partners, Inc. (incorporated by reference to Exhibit 3.2 of the Company’s Registration Statement on Form S-1/A, filed on April 27, 2018 (Registration No. 333-224174)).

4.1	Form of Class A Common Stock Certificate (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-1/A, filed on April 23, 2018 (Registration No. 333-224174)).

4.2	Registration Rights Agreement, dated June 8, 2007, by and among Construction Partners, Inc. (f/k/a SunTx CPI Growth Company, Inc.) and certain security holders party thereto (incorporated by reference to Exhibit 4.2 of the Company’s Registration Statement on Form S-1, filed on April 6, 2018 (Registration No. 333-224174)).

10.1	Loan Modification Agreement and Amendment to Loan Documents, dated May 15, 2018, by and among Construction Partners Holdings, Inc. (f/k/a Construction Partners, Inc.), Wiregrass Construction Company, Inc., Fred Smith Construction, Inc., FSC II, LLC, C.W. Roberts Contracting, Incorporated, Everett Dykes Grassing Co., Inc. and The Scruggs Company, as Borrowers, Construction Partners, Inc. (f/k/a SunTx CPI Growth Company, Inc.), as Guarantor, Compass Bank, as Agent for Lenders and as a Lender and Issuing Bank, and ServisFirst Bank, as a Lender (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K, filed on May 25, 2018 (File No. 001-38479).

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

95.1*	Mine Safety Disclosures

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Construction Partners, Inc.

Date: June 4, 2018	By:	/s/ Charles E. Owens
Charles E. Owens
President and Chief Executive Officer

Date: June 4, 2018	By:	/s/ R. Alan Palmer
R. Alan Palmer
Executive Vice President and Chief Financial Officer