Form 10-Q
period 2018-06-30
Construction Partners, Inc.
filed 2018-08-14
CIK 1718227

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

As of August 10, 2018, the registrant had 11,950,000 shares of Class A common stock, $0.001 par value per share, and 39,464,619 shares of Class B common stock, $0.001 par value per share, outstanding.

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, including statements related to future events, business strategy, future performance, future operations, backlog, financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management. All statements other than statements of historical fact may be forward-looking statements. Forward-looking statements are often, but not always, identified by the use of words such as “seek,” “anticipate,” “plan,” “continue,” “estimate,” “expect,” “may,” “will,” “project,” “predict,” “potential,” “targeting,” “intend,” “could,” “might,” “should,” “believe” and similar expressions or their negative. Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking statements are based on management’s belief, based on currently available information, as to the outcome and timing of future events. These statements involve estimates, assumptions, known and unknown risks, uncertainties and other factors that may cause actual results or events to differ materially from those expressed in such forward-looking statements. When evaluating forward-looking statements, you should consider the risk factors and other cautionary statements described under the heading “Risk Factors” in the IPO Prospectus. We believe the expectations reflected in the forward-looking statements contained in this Quarterly Report on Form 10-Q are reasonable, but no assurance can be given that these expectations will prove to be correct. Forward-looking statements should not be unduly relied upon.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Construction Partners, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	June 30, 2018	September 30, 2017
	(unaudited)
ASSETS
Current assets:
Cash	$75,183	$27,547
Contracts receivable including retainage, net	115,679	120,984
Costs and estimated earnings in excess of billings on uncompleted contracts	12,747	4,592
Inventories	25,145	17,487
Other current assets	14,417	4,520

Total current assets	243,171	175,130
Property, plant and equipment, net	177,222	115,911
Goodwill	34,398	30,600
Intangible assets, net	2,325	2,550
Investment in joint venture	1,066	—
Other assets	14,562	2,483
Deferred income taxes, net	1,619	1,876

Total assets	$474,363	$328,550

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$48,104	$52,402
Billings in excess of costs and estimated earnings on uncompleted contracts	39,520	32,108
Current maturities of debt	14,788	10,000
Accrued expenses and other current liabilities	23,059	20,036

Total current liabilities	125,471	114,546

Long-term liabilities:
Long-term debt, net of current maturities	51,786	47,136
Deferred income taxes, net	7,980	9,667
Other long-term liabilities	4,801	5,020

Total long-term liabilities	64,567	61,823

Total liabilities	190,038	176,369

Commitments and contingencies
Stockholders’ equity
Preferred stock, par value $0.001; 1,000,000 shares authorized and no shares issued and outstanding	—	—
Class A common stock, par value $0.001; 400,000,000 shares authorized, 11,950,000 issued and outstanding at June 30, 2018, and no shares authorized, issued and outstanding at September 30, 2017	12	—
Class B common stock, par value $0.001; 100,000,000 shares authorized, 42,387,571 issued and 39,464,619 outstanding at June 30, 2018, and no Shares authorized, issued and outstanding at September 30, 2017	42	—
Common stock, $0.001 par value, no shares authorized, issued and outstanding at June 30, 2018 and 126,000,000 shares authorized, 44,987,575 issued and 41,691,541 outstanding at September 30, 2017	—	45
Additional paid-in capital	242,493	142,385
Treasury stock, at cost	(15,603)	(11,983)
Retained earnings	57,381	21,734

Total stockholders’ equity	284,325	152,181

Total liabilities and stockholders’ equity	$474,363	$328,550

The accompanying notes are an integral part of these consolidated financial statements.

Construction Partners, Inc.

Consolidated Statements of Income

(unaudited in thousands, except share and per share data)

	For the three months ended June 30,		For the nine months ended June 30,
	2018	2017	2018	2017
Revenues	$195,075	$148,099	$464,395	$380,585
Cost of revenues	165,606	124,117	398,379	323,513

Gross profit	29,469	23,982	66,016	57,072
General and administrative expenses	(14,788)	(12,477)	(40,572)	(34,005)
Settlement income	—	—	14,803	—
Gain on sale of equipment, net	86	238	1,117	2,675

Operating income	14,767	11,743	41,364	25,742
Interest expense, net	(406)	(659)	(956)	(2,802)
Loss on extinguishment of debt	—	(1,638)	—	(1,638)
Other income (expense)	15	(3)	(45)	(134)

Income before provision for income taxes and earnings from investment in joint venture	14,376	9,443	40,363	21,168
Provision for income taxes	1,409	3,031	5,382	7,395
Earnings from investment in joint venture	436	—	666	—

Net income	$13,403	$6,412	$35,647	$13,773

Net income per share attributable to common stockholders:
Basic	$0.29	$0.15	$0.82	$0.33
Diluted	$0.29	$0.15	$0.81	$0.33
Weighted average number of common shares outstanding:
Basic	46,557,785	41,538,989	43,648,309	41,514,656
Diluted	46,988,359	41,566,344	43,932,546	41,541,447

The accompanying notes are an integral part of these consolidated financial statements.

Construction Partners, Inc.

Consolidated Statement of Stockholders’ Equity

(unaudited in thousands, except share data)

							Additional			Total
	Common Stock		Class A Common Stock		Class B Common Stock		Paid-in	Treasury	Retained	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Earnings	Equity
Balance, September 30, 2017	44,987,575	$45	—	$—	—	$—	$142,385	$(11,983)	$21,734	$152,181
Reclassification of common stock	(44,987,575)	(45)	—	—	44,987,571	45	—	—	—	—
Conversion of Class B common stock to Class A common stock in connection with initial public offering of Class A common stock	—	—	2,600,000	3	(2,600,000)	(3)	—	—	—	—
Initial public offering of Class A common stock, net of offering costs	—	—	9,350,000	9	—	—	98,000	—	—	98,009
Equity-based compensation expense	—	—	—	—	—	—	975	—	—	975
Sale of treasury stock	—	—	—	—	—	—	(453)	458	—	5
Cashless option exercise	—	—	—	—	—	—	1,586	(4,078)	—	(2,492)
Net income	—	—	—	—	—	—	—	—	35,647	35,647

Balance, June 30, 2018	—	$—	11,950,000	$12	42,387,571	$42	$242,493	$(15,603)	$57,381	$284,325

The accompanying notes are an integral part of these consolidated financial statements.

Construction Partners, Inc.

Consolidated Statements of Cash Flows

(unaudited in thousands)

	For the nine months ended June 30,
	2018	2017
Cash flows from operating activities:
Net income	$35,647	$13,773
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization of long-lived assets	17,929	15,709
Amortization of deferred debt issuance costs	60	632
Loss on extinguishment of debt	—	1,638
Provision for bad debt	435	435
Gain on sale of equipment, net	(1,117)	(2,675)
Equity-based compensation expense	975	513
Earnings from investment in joint venture	(666)	—
Deferred income taxes	(1,430)	(52)
Changes in operating assets and liabilities, net of acquisition:		—
Contracts receivable including retainage, net	14,055	12,902
Costs and estimated earnings in excess of billings on uncompleted contracts	(6,128)	(2,196)
Inventories	(3,335)	(3,098)
Other current assets	(9,165)	(4,063)
Other assets	(12,079)	(1,481)
Accounts payable	(7,944)	(4,033)
Billings in excess of costs and estimated earnings on uncompleted contracts	2,823	562
Accrued expenses and other current liabilities	(6,048)	(5,448)
Other long-term liabilities	(352)	(1,840)

Net cash provided by operating activities	23,660	21,278

Cash flows from investing activities:
Purchases of property, plant and equipment	(33,460)	(18,786)
Proceeds from sales of equipment	2,889	3,744
Business acquisition, net of cash acquired	(51,319)	—
Investment in joint venture	(400)	—

Net cash used in investing activities	(82,290)	(15,042)

Cash flows from financing activities:
Repayments of revolving credit facility	(5,000)	(5,410)
Proceeds from revolving credit facility	—	312
Proceeds from issuance of long-term debt, net of deferred issuance costs	21,917	54,616
Repayments of long-term debt	(8,665)	(58,139)
Proceeds from initial public offering of Class A common stock, net of offering costs	98,009	—
Proceeds from sale of treasury stock	5	497
Common stock dividend paid	—	(31,292)

Net cash provided by (used in) financing activities	106,266	(39,416)

Net change in cash	47,636	(33,180)
Cash:
Beginning of period	27,547	51,085

End of period	$75,183	$17,905

Supplemental cash flow information:
Cash paid for interest	$1,578	$2,688
Cash paid for income taxes	$12,557	$9,325
Non-cash investing activities:
Property, plant and equipment financed with accounts payable	$152	$142

The accompanying notes are an integral part of these consolidated financial statements.

Construction Partners, Inc.

Notes to Consolidated Financial Statements

(unaudited)

Note 1 - General

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

Company History

The Company was formed as a Delaware corporation in 2007 as a holding company for its wholly-owned subsidiary, Construction Partners Holdings, Inc. (“Construction Partners Holdings”), a Delaware corporation incorporated in 1999 and which began operations in 2001 to execute an acquisition growth strategy in the hot mix asphalt paving and construction industry. SunTx Capital Partners (“SunTx”), a private equity firm based in Dallas, Texas, is the Company’s majority investor and has owned a controlling interest in the Company’s stock since its inception. On September 20, 2017, the Company changed its name from SunTx CPI Growth Company, Inc. to Construction Partners, Inc. In May 2018, the Company completed an initial public offering of its Class A common stock (the “IPO”), as further described in Note 2.

Seasonality

The use and consumption of our products and services fluctuate some due to seasonality, although the Company is able to perform construction projects during all twelve months in all of its markets. Warmer and drier weather during the third and fourth quarters of its fiscal year (April 1 - September 30) typically result in higher activity and revenues during those quarters. The first and second quarters of the Company’s fiscal year (October 1 - March 31) typically have lower levels of activity due to adverse weather conditions.

The results of operations and cash flows for any fiscal quarter may not be indicative of future results or of the results of operations or cash flows for a full fiscal year. These interim consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes thereto for the fiscal year ended September 30, 2017 included in the IPO Prospectus.

Note 2 – Initial Public Offering

On April 23, 2018, the Company amended and restated its certificate of incorporation to effectuate a dual class common stock structure consisting of Class A common stock and Class B common stock, as a result of which each share of common stock, par value $0.001 per share, was reclassified and changed into 25.2 shares of Class B common stock so that all holders of outstanding common shares became the holders of 41,817,537 shares of Class B common stock and shares held by the Company in treasury became 3,170,034 shares of Class B treasury shares (the “Reclassification”). The amended and restated certificate of incorporation authorizes 400,000,000 shares of Class A common stock and 100,000,000 shares of Class B common stock. All share and per share amounts have been retroactively adjusted for all periods presented to give effect to the 25.2 to 1 split of the common stock as part of the Reclassification (the “Stock Split”).

On May 8, 2018, the Company completed an IPO of 11,250,000 shares of Class A common stock for $12.00 per share. Of these shares, 9,000,000 were sold by the Company, for which the Company received approximately $100.4 million in proceeds, after deducting underwriting discounts and commissions of approximately $7.6 million, and prior to additional total offering expenses of approximately $6.3 million. Of the $6.3 million additional offering expenses, $2.2 million are reflected as capitalized equity issuance costs included within other current assets on the Consolidated Balance Sheet at September 30, 2017. All $6.3 million of equity issuance costs were reclassified to additional paid-in capital during the three months ended June 30, 2018 in connection with the successful completion of the IPO . The remaining 2,250,000 shares were sold by the holders of Class B common stock, which shares upon sale automatically converted into 2,250,000 shares of Class A common stock, which reduced the issued and outstanding shares of Class B common stock to 42,737,571 and 39,567,537, respectively. The Company did not receive any proceeds from the sale of shares sold by the holders of Class B common stock.

On May 24, 2018, the underwriters of the IPO partially exercised their over-allotment option to purchase an additional 700,000 shares of our Class A common stock at the IPO price of $12.00 per share less the underwriting discount and commissions. Of these shares, 350,000 were sold by the Company for which the Company received approximately $3.9 million in proceeds, after deducting underwriting discounts and commissions of approximately $0.3 million. The remaining 350,000 shares were sold by the holders of

Class B common stock, which shares upon sale automatically converted into 350,000 shares of Class A common stock, which reduced the issued and outstanding shares of Class B common stock to 42,387,571 and 39,217,537, respectively. The Company did not receive any proceeds from the sale of shares sold by the holders of Class B common stock.

Note 3 - Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of Construction Partners, Inc. and its wholly-owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation. These interim consolidated statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”), which permit reduced disclosure for interim periods. The Consolidated Balance Sheet at September 30, 2017 was derived from audited financial statements for the year then ended, but does not include all necessary disclosures required by accounting principles generally accepted in the United States of America (“U.S. GAAP”) with respect to annual financial statements. In the opinion of management, the unaudited consolidated financial statements include all recurring adjustments and normal accruals necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the dates and periods presented. These consolidated financial statements and accompanying notes should be read in conjunction with the Company’s audited annual consolidated financial statements for the year ended September 30, 2017 and notes thereto included in the IPO Prospectus. Results for interim periods are not necessarily indicative of the results to be expected for a full fiscal year or for any future period.

Common share and per share amounts have been retroactively adjusted for all periods presented to give effect to the Stock Split described in Note 2—Initial Public Offering.

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

Emerging Growth Company

Construction Partners, Inc. is an “emerging growth company” as defined by the Jumpstart Our Business Startups Act, or “JOBS Act” which was enacted in April 2012. As an emerging growth company, the Company may take advantage of an exemption from being required to comply with new or revised financial accounting standards until the effective date of such standards is applicable to private companies. The JOBS Act provides that a company may elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies, but any such election to opt out is irrevocable. The Company has elected to opt out of such extended transition period, which means that when a standard is issued or revised, and it has different effective dates for public and private companies, the Company is required to adopt the new or revised standard at the effective date applicable to public companies that are not emerging growth companies.

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

Concentration of Risks

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of contracts receivable including retainage. In the normal course of business, the Company provides credit to its customers and does not generally require collateral. Concentrations of credit risk associated with these receivables are monitored on an ongoing basis. The Company has not historically experienced significant credit losses due primarily to management’s assessment of customers’ credit ratings. The Company principally deals with recurring customers, state and local governments and local companies whose reputations are known to the Company. Credit checks are performed for significant new customers. Progress payments are generally required for significant projects. The Company generally has the ability to file liens against the customer’s property if payments are not made on a timely basis. No customer accounted for more than 10% of the Company’s contracts receivable including retainage, net balance at June 30, 2018 or September 30, 2017.

Projects performed for various Departments of Transportation accounted for 45.6% and 43.7% of consolidated revenues for the three months ended June 30, 2018 and June 30, 2017, respectively, and 40.9% and 38.7% of consolidated revenues for the nine months ended June 30, 2018 and June 30, 2017, respectively. Two customers accounted for more than 10% of consolidated revenues for the periods presented below (unaudited):

	% of consolidated		% of consolidated
	revenues		revenues
	for the three months ended June 30,		for the nine months ended June 30,
	2018	2017	2018	2017
Alabama Department of Transportation	17.0%	13.6%	14.8%	12.8%
North Carolina Department of Transportation	14.8%	16.6%	13.5%	13.2%

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

As more fully described in the Notes to Consolidated Financial Statements for the year ended September 30, 2017, the Financial Accounting Standards Board issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) in May 2014, which revised and consolidated previous guidance, eliminated industry-specific revenue recognition guidance and established a comprehensive principle-based approach for determining revenue recognition. This update is effective for the Company’s fiscal year beginning October 1, 2018. Management is in the process of completing an evaluation to select a transition method and determine the potential impact of adoption on its consolidated financial statements.

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

Equity Issuance Costs

The Company capitalizes certain third-party fees that are directly associated with in-process equity offerings. At September 30, 2017, $2.2 million of capitalized equity issuance costs were recorded as prepaid expenses, included in other current assets on the Consolidated Balance Sheet. Upon the successful completion of the IPO in May 2018, the equity issuance costs balance of $6.3 million was reclassified from prepaid expenses to additional paid-in capital during the three months ended June 30, 2018.

Note 4 - Contracts Receivable Including Retainage, Net

Contracts receivable including retainage, net are comprised of the following at June 30, 2018 and September 30, 2017 (in thousands):

	June 30, 2018	September 30, 2017
	(unaudited)
Contracts receivable	$102,673	$109,538
Retainage	14,482	13,180

	117,155	122,718
Allowance for doubtful accounts	(1,476)	(1,734)

Contracts receivable including retainage, net	$115,679	$120,984

Retainage receivables have been billed, but are not due until contract completion and acceptance by the customer.

Note 5 - Costs and Estimated Earnings on Uncompleted Contracts

Costs and estimated earnings compared to billings on uncompleted contracts at June 30, 2018 and September 30, 2017 consist of the following (in thousands):

	June 30, 2018	September 30, 2017
	(unaudited)
Costs on uncompleted contracts	$677,833	$489,661
Estimated earnings to date on uncompleted contracts	88,222	62,193

	766,055	551,854
Billings to date on uncompleted contracts	(792,828)	(579,370)

Net billings in excess of costs and estimated earnings on uncompleted contracts	$(26,773)	$(27,516)

Reconciliation of net billings in excess of costs and estimated earnings on uncompleted contracts to amounts reflected on the Company’s Consolidated Balance Sheets at June 30, 2018 and September 30, 2017 is as follows (in thousands):

	June 30, 2018	September 30, 2017
	(unaudited)
Costs and estimated earnings in excess of billings on uncompleted contracts	$12,747	$4,592
Billings in excess of costs and estimated earnings on uncompleted contracts	(39,520)	(32,108)

Net billings in excess of costs and estimated earnings on uncompleted contracts	$(26,773)	$(27,516)

Note 6 – Business Acquisition

On May 15, 2018, the Company executed a stock purchase agreement (the “Stock Purchase Agreement”) to complete the acquisition of 100% of the common shares and voting interest of The Scruggs Company (“Scruggs”), a privately-owned infrastructure and road construction company headquartered in Hahira, Georgia, which operates three hot mix asphalt plants, three aggregate mines and one industrial plant (“Scruggs Acquisition”). The Scruggs Acquisition complemented the Company’s vertically integrated Southeastern U.S. operations, providing new bidding areas in the expanding Georgia market. The Company funded the purchase price with cash on hand plus an additional $22.0 million borrowed under its existing Term Loan as described in Note 9. The purchase price of $51.3 million, excluding cash acquired, was paid in cash at closing.

This acquisition was accounted for as a business combination in accordance with ASC 805, Business Combinations. The allocation of the purchase price has not yet been finalized due to the recent timing of the acquisition, and will be completed within one year of the acquisition date.

The following presents the provisional allocation of the purchase price to assets acquired and liabilities assumed, based on their estimated fair values at the acquisition date, determined in accordance with the methodology described under Fair Value Measurements in Note 2 to the Company’s audited financial statements for the year ended September 30, 2017 (unaudited, in thousands):

Contracts receivable, including retainage	$9,184
Costs and estimated earnings in excess of billings on uncompleted contracts	2,027
Inventory	4,323
Other current assets (1)	731
Property, plant and equipment
Land and improvements	7,302
Quarry reserves	13,986
Asphalt plants	6,917
Buildings	1,552
Construction equipment	17,571
Goodwill	3,798
Accounts payable	(3,646)
Billings in excess of costs and estimated earnings on uncompleted contracts	(4,589)
Current maturities of long-term debt	(388)
Other current liabilities	(1,638)
Due to seller	(4,940)
Long-term debt, net of current maturities	(738)
Other liabilities	(133)

$51,319

(1)	Other current assets excludes cash acquired

The $3.8 million of purchase price exceeding the net fair value of identifiable assets acquired and liabilities assumed was recorded as goodwill. Under the terms of the Stock Purchase Agreement, the selling stockholders made a Section 338(h)(10) election under the Internal Revenue Code. Accordingly, goodwill allocated to the purchase price and the step-up to fair value of property, plant and equipment reflected in the acquisition date balance sheet are deductible to the Company for income tax purposes. Goodwill primarily represents the assembled work force and synergies expected to result from the acquisition. Management has determined that Scruggs represents a new reporting unit for purposes of assessing potential impairment of goodwill and has allocated all $3.8 million of goodwill recognized in connection with the acquisition to that new reporting unit. Scruggs represents the Company’s fifth platform operating company and functions one level below the Company’s single operating segment, along with its other platform operating companies, each representing reporting units.

The Consolidated Statements of Income for the three and nine months ended June 30, 2018 includes $11.4 million of revenue and $1.0 million of net income attributable to operations of Scruggs since the acquisition date of May 15, 2018. The Company recorded certain costs to effect the acquisition as they were incurred, which are reflected as general and administrative expenses on the Consolidated Statements of Income in the amount of $0.2 million for the three and nine months ended June 30, 2018. The following presents pro forma revenues and net income as though the Scruggs Acquisition had occurred on October 1, 2016 (unaudited, in thousands):

	For the three months ended June 30,		For the nine months ended June 30,
	2018	2017	2018	2017
Revenues	$206,924	$173,663	$519,735	$450,484
Net income	$15,379	$8,775	$40,653	$20,582

Pro forma financial information is presented as if the operations of Scruggs had been included in the consolidated results of the Company since October 1, 2016, and gives effect to transactions that are directly attributable to the Scruggs Acquisition, including adjustments to:

a)	Include the pro forma results of operations of Scruggs for the three and nine months ended June 30, 2018 and June 30, 2017

b)

Include additional depreciation and depletion expense related to the fair value of acquired property, plant and equipment and quarry reserves, as applicable, as if such assets were acquired on October 1, 2016 and consistently applied to the Company’s depreciation and depletion methodologies.

c)

Include interest expense under the Company’s Term Loan as if the $22.0 million borrowed to partially finance the purchase price was borrowed on October 1, 2016. Interest expense calculations further assume that no principal payments were made applicable to the $22.0 million borrowed during the period from October 1, 2016 through June 30, 2018, and that the interest rate in effect on the date the Company made the additional $22.0 million borrowing on May 15, 2018 was in effect for the period from October 1, 2016 through June 30, 2018.

d)

Exclude $0.2 million of acquisition-related expenses from the three and nine months ended June 30, 2018, as though such expenses were incurred prior to the pro forma acquisition date of October 1, 2016.

Pro forma information is presented for informational purposes and may not be indicative of revenue or net income that would have been achieved if the Scruggs Acquisition had occurred on October 1, 2016.

Note 7 – Settlement Agreement

On April 19, 2018, certain of the Company’s subsidiaries entered into settlement agreements with a third party, pursuant to which they will receive aggregate net payments of approximately $15.7 million, payable in four equal installments between January 2019 and July 2020, in exchange for releasing and waiving all current and future claims against the third party relating to compensation to the Company for a business interruption event that occurred more than five years ago, which did not directly relate to the Company’s business and which has not, and is not expected to, recur (the “Settlement”). The Company recorded a pre-tax gain of $14.8 million during the nine months ended June 30, 2018 related to the Settlement, which is reflected as settlement income on the Consolidated Statements of Income. Future payments are reflected on the Consolidated Balance Sheets as other current assets and other assets in the amount of $3.9 million and $10.9 million, respectively at June 30, 2018.

Note 8 – Joint Venture

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

The Company accounts for this joint venture as an equity method investment in accordance with U.S. GAAP. Through June 30, 2018, the Company invested approximately $0.4 million into the JV, which is reflected as investment in joint venture on the Consolidated Balance Sheet. During the three and nine months ended June 30, 2018, the Company recognized $0.4 million and $0.7 million of pre-tax income, respectively, representing its 50% interest in the earnings of the JV, which is reflected as earnings from investment in joint venture on the Consolidated Statements of Income and included within investment in joint venture on the Consolidated Balance Sheet. The Company’s income tax impact attributable to its investment in JV is included within the provision for income taxes on its Consolidated Statements of Income.

Note 9 - Debt

The Company maintains various credit facilities from time to time to finance acquisitions, the purchase of real estate, construction equipment, asphalt plants and other fixed assets, and for general working capital purposes. Debt at June 30, 2018 and September 30, 2017 consisted of the following (in thousands):

	June 30, 2018	September 30, 2017
	(unaudited)
Long-term debt:
Compass Term Loan	$60,900	$47,500
Compass Revolving Credit Facility	5,000	10,000
Other long-term debt	1,061	—

Total long-term debt	66,961	57,500
Deferred debt issuance costs	(387)	(364)
Current maturities of long-term debt	(14,788)	(10,000)

Long-term debt, net of current maturities	$51,786	$47,136

Current maturities of debt:
Current maturities of long-term debt	$14,788	$10,000

Total current maturities of debt	$14,788	$10,000

In connection with the Scruggs Acquisition described in Note 6 – Business Acquisition, the Company amended the Compass Credit Agreement and borrowed an additional $22.0 million under its existing term loan (the “Term Loan”) with Compass Bank, as Agent, Sole Lead Arranger and Sole Bookrunner (as amended, the “Compass Credit Agreement”). The additional borrowing is subject to the same terms and conditions as the Term Loan balance outstanding at September 30, 2017. In connection with this additional Term Loan borrowing, the Company entered into a fair value interest rate swap agreement with a notional amount of $11.0 million under which it pays a fixed percentage rate of 3.01% and receives a credit based on the applicable LIBOR rate.

Note 10 - Equity

As described in Note 2 – Initial Public Offering, the Company completed an initial public offering of its Class A common stock and certain related transactions during the third quarter of fiscal year 2018. Holders of Class A Common Stock and Class B Common Stock have identical rights to earnings and dividends of the Company. Holders of Class A Common Stock are entitled to one vote per share, and holders of Class B Common Stock are entitled to ten votes per share.

Shares of outstanding Class B Common Stock at June 30, 2018 include 63,000 shares of unvested restricted stock, which were issued on February 23, 2018 and vest on July 1, 2018 (see Note 11 – Equity-based Compensation).

In June 2018, employees holding options under 2010 Non-Plan Stock Option Agreements exercised all options to purchase 768,984 shares of Class B common stock at an exercise price of $5.70. These shares were issued from treasury shares at an average cost of approximately $3.64 per share. The transaction was executed as a cashless exercise through which the Company concurrently repurchased from the option holders the number of shares of Class B common stock required to (i) fund the exercise price for all options and (ii) meet statutory federal, state and payroll tax withholding requirements applicable to the employees associated with their exercises. The Company purchased a total of 521,902 shares of Class B common stock, at the $13.17 closing price of the Company’s Class A common stock on the date of exercise, resulting in a net increase of 247,082 shares of Class B common stock outstanding. Of the aggregate repurchase price, the Company retained $4.4 million which was recorded to additional paid-in capital reflecting the total exercise prices, and withheld $2.5 million which was recorded as a payroll tax liability included as other current liabilities on the Company’s Consolidated Balance Sheet at June 30, 2018.

The following presents changes to the Company’s outstanding shares of common stock, treasury shares and additional paid-in capital for the nine months ended June 30, 2018 (dollars in thousands):

					Treasury Shares
	Common Shares Outstanding	Class A Common Shares Outstanding	Class B Common Shares Outstanding	Additional Paid- in Capital	Shares	Cost
Balance, September 30, 2017	41,691,541	—	—	$142,385	(3,296,034)	$(11,983)
Issuance of restricted shares from treasury	126,000	—	—	(453)	126,000	458
Reclassification of common stock	(41,817,541)	—	41,817,537	—	—	—
Conversion of Class B common stock to Class A common stock in connection with initial public offering of Class A common stock	—	2,600,000	(2,600,000)	—	—	—
Initial public offering of Class A common stock, net of offering costs	—	9,350,000	—	98,000	—	—
Cashless option exercise	—	—	247,082	1,586	247,082	(4,078)
Equity-based compensation expense	—	—	—	975	—	—

Balance, June 30, 2018 (unaudited)	—	11,950,000	39,464,619	$242,493	(2,922,952)	$(15,603)

Note 11 - Equity-based Compensation

Restricted Stock Awards

On February 23, 2018, the Company granted to certain employees an aggregate of 126,000 restricted shares of common stock at a purchase price of $0.04 per share. The Company recorded proceeds of $5,000 from the sale of these restricted shares, which were issued from treasury shares. The Company recorded a reduction to additional paid-in capital of approximately $0.5 million representing the cost of treasury shares issued in excess of the purchase price paid by awardees.

Half of the shares granted vested on the award date and the remaining 50% of the shares vest on July 1, 2018, subject to continuous employment. The grant date fair value of the shares was estimated to be $7.78 per share.

During the three and nine months ended June 30, 2018, the Company recorded compensation expense in connection with these grants in the amount of $0.4 million and $1.0 million, respectively, which is reflected as general and administrative expenses on the Company’s Consolidated Statements of Income. At June 30, 2018, there was no unrecognized compensation expense related to these awards.

Note 12 - Earnings per Share

As described in Note 2 – Initial Public Offering, the Company completed an IPO and reclassification of common stock during the three months ended June 30, 2018. Prior to the Reclassification, all net income of the Company was attributable to the holders of shares of common stock immediately prior to the Reclassification. During the period beginning from the Reclassification through the IPO, all net income of the Company was attributable to holders of Class B Common Stock. Since the IPO, all net income of the Company is attributable equally, on a per share basis, to the holders of Class A and Class B Common Stock.

Basic earnings per share is computed by dividing net income attributable to common stockholders by the weighted average of aggregate shares of pre-Reclassification common stock, Class A Common Stock and Class B Common Stock, as applicable for the respective periods, calculated on a post-split basis, during the respective periods. The calculation of basic earnings per share excludes shares of unvested restricted stock. The following summarizes the weighted-average number of basic common shares outstanding and the calculation of basic earnings per share for the periods presented (unaudited in thousands, except share and per share amounts):

	For the three months ended June 30,		For the nine months ended June 30,
	2018	2017	2018	2017
Numerator
Net income attributable to common stockholders	$13,403	$6,412	$35,647	$13,773
Denominator
Weighted average number of basic common shares outstanding	46,557,785	41,538,989	43,648,309	41,514,656

Net income per basic common share attributable to common stockholders	$0.29	$0.15	$0.82	$0.33

Diluted earnings per share is calculated by dividing net income attributable to common stockholders by the weighted-average number of common shares and potential dilutive common shares outstanding during the period, including options and shares of unvested restricted stock, determined using the treasury stock method. Securities are excluded from the calculation of diluted earnings per share for any period during which the effect of their inclusion would be anti-dilutive. The following table summarizes the calculation of the weighted-average number of diluted common shares outstanding and the calculation of diluted earnings per share for the periods presented (unaudited in thousands, except share and per share amounts):

	For the three months ended June 30,		For the nine months ended June 30,
	2018	2017	2018	2017
Numerator
Net income attributable to common stockholders	$13,403	$6,412	$35,647	$13,773
Denominator
Weighted average number of basic common shares outstanding	46,557,785	41,538,989	43,648,309	41,514,656
Effect of dilutive securities:
2016 Equity Incentive Plan options	—	27,355	—	26,791
2010 Non-Plan Stock Options Agreement options	387,892	—	271,163	—
2018 Restricted Stock grants	42,682	—	13,074	—

Weighted average number of diluted common shares outstanding:	46,988,359	41,566,344	43,932,546	41,541,447

Net income per diluted common share attributable to common stockholders	$0.29	$0.15	$0.81	$0.33

The Company had 768,984 common stock equivalents which were excluded from the calculation of diluted earnings per share for the three months and nine months ended June 30, 2017 because they were anti-dilutive. There were no anti-dilutive common stock equivalents during the three months or nine months ended June 30, 2018.

Note 13 - Provision for Income Taxes

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

During the three months and nine months ended June 30, 2018, the Company recorded a provisional discrete tax benefit of $0.9 million and $4.4 million, respectively, related to the Tax Act, primarily due to adjusting its U.S. deferred tax liabilities by the same amount, reflecting the reduction in the U.S. federal corporate tax rate. This net reduction in deferred tax liabilities also included the estimated impact on the Company’s net state deferred tax assets.

The Company’s effective tax rate for the three months ended June 30, 2018 and 2017 was 9.5% and 32.1%, respectively. The effective tax rate for the three months ended June 30, 2018 was lower than the comparable prior year period primarily due to the decrease in the federal corporate tax rate and the benefit of a tax credit recorded during the three months ended June 30, 2018 related to the enactment of the Tax Act. Similarly, the Company’s effective tax rate for the nine months ended June 30, 2018 and 2017 was 13.1% and 34.9%, respectively, due primarily to the decrease in the federal corporate tax rate and the benefit of a tax credit recorded during the nine months ended June 30, 2018 related to the enactment of the Tax Act. The effective tax rate for the three and nine months ended June 30, 2018 was also reduced by a $1.3 million permanent tax benefit resulting from the deduction of the excess fair market value of options exercised under 2010 Non-Plan Stock Option Agreements over the exercise price (see Note 10—Equity).

Note 14 - Related Parties

On December 31, 2017, the Company sold a wholly-owned subsidiary to an immediate family member of a Senior Vice President of the Company in consideration for a note receivable in the amount of $1.0 million, which approximated the net book value of the disposed entity. At June 30, 2018, $0.9 million was reflected on the Company’s Consolidated Balance Sheets representing the remaining balance on this note. In connection with this transaction, the Company also received a note receivable on December 31, 2017 in the amount of $0.9 million representing certain accounts payable of the disposed subsidiary that were paid by the Company. At June 30, 2018, $0.9 million was reflected on the Company’s Consolidated Balance Sheets representing the remaining balance on this note. Principal and interest payments are scheduled to be made in periodic installments from January 2018 through December 2023.

On January 30, 2015, the Company entered into a master services subcontract with Austin Trucking, LLC (“Austin Trucking”), an entity owned by an immediate family member of a Senior Vice President of the Company. Pursuant to the agreement, Austin Trucking performs subcontract work for the Company, including trucking services. For these subcontract services, the Company incurred costs of approximately $4.3 million and $3.3 million during each of the three months ended June 30, 2018 and 2017, respectively, and approximately $8.6 million and $7.7 million during the nine months ended June 30, 2018 and 2017, respectively, which was included as cost of revenues on the Consolidated Statements of Income. At June 30, 2018 and September 30, 2017, the Company had $0.5 million and $1.0 million, respectively, due to Austin Trucking reflected as accounts payable on its Consolidated Balance Sheets.

From time to time, the Company provides construction services to various companies owned by a family member of a Senior Vice President of the Company. For these services, the Company earned no revenue during the three months ended June 30, 2018, approximately $1.6 million during the three months ended June 30, 2017, and approximately $1.5 million and $3.1 million during the nine months ended June 30, 2018 and 2017, respectively, which was included as revenues on the Consolidated Statements of Income. At June 30, 2018 and September 30, 2017, the Company had $3.2 million and $5.3 million, respectively, due from these companies reflected as contracts receivable including retainage, net on its Consolidated Balance Sheets.

From time to time, the Company provides construction services to various companies owned by a family member of a Senior Vice President of the Company. For these services, the Company earned no revenue during the three months ended June 30, 2018, approximately $0.2 million during the three months ended June 30, 2017, and approximately $0.2 million during each the nine months ended June 30, 2018, and 2017, which was included as revenues on the Consolidated Statements of Income. At June 30, 2018 and September 30, 2017, the Company had $0.6 million and $1.0 million, respectively, due from this company reflected as contracts receivable including retainage, net on its Consolidated Balance Sheets.

The Company is party to a management services agreement with SunTx under which the Company pays SunTx $0.25 million per fiscal quarter, as well as reimbursement of certain out-of-pocket expenses. The Company paid such fees and expense reimbursements to SunTx aggregating $0.5 million and $0.3 million during the three months ended June 30, 2018 and 2017, respectively, and $1.1 million and $1.0 million during the nine months ended June 30, 2018 and 2017, respectively, and recognized the cost as general and administrative expenses on its Consolidated Statements of Income.

In the normal course of business, the Company maintains relationships and engages in transactions with other related parties. Transaction amounts during the three and nine months ended June 30, 2018 and 2017 are not material to the Consolidated Statements of Income or to cash flows for those periods. Amounts due to or from such related parties are not material to the Company’s Consolidated Balance Sheets at June 30, 2018 or September 30, 2017. The nature of these relationships and transactions are described in Note 16 to the Company’s audited consolidated financial statements for the year ended September 30, 2017 included in the IPO Prospectus.

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

Overview

We are one of the fastest growing civil infrastructure companies in the United States specializing in the building and maintenance of transportation networks. Our operations leverage a highly skilled workforce, strategically located hot mix asphalt (“HMA”) plants, substantial construction assets and select material deposits. We provide construction products and services to both public and private infrastructure projects, with an emphasis on highways, roads, bridges, airports and commercial and residential sites in the Southeastern U.S.

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

Recent Developments

Acquisition

On May 15, 2018, we completed the acquisition of 100% of the ongoing operations of The Scruggs Company (“Scruggs”), a privately-owned civil infrastructure company headquartered in Hahira, Georgia, which operates three hot mix asphalt plants, three aggregate mines and one industrial plant. The acquisition complements our vertically integrated Southeastern U.S. operations, providing new bidding areas in the expanding Georgia market. The purchase price of $51.3 million, excluding cash acquired, was paid in cash on the date of closing. We funded the purchase price with cash on hand plus an additional $22.0 million borrowed under our Term Loan. The additional borrowing is subject to the same terms and conditions as the Term Loan balance outstanding prior to the additional borrowing. In connection with this additional Term Loan borrowing, we entered into a fair value interest rate swap agreement with a notional amount of $11.0 million under which we pay a fixed percentage rate of 3.01% and receive a credit based on the applicable LIBOR rate.

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

On May 8, 2018, we completed an initial public offering of 11,250,000 shares of Class A common stock for $12.00 per share. Of these shares, 9,000,000 were sold by the Company for which we received approximately $100.4 million in proceeds, after deducting underwriting discounts and commissions of approximately $7.6 million and prior to additional total estimated offering expenses of approximately $6.3 million. Of the $6.3 million additional estimated offering expenses, $2.2 million is reflected as capitalized equity issuance costs included within other current assets on the Consolidated Balance Sheet at September 30, 2017. All $6.3 million of equity issuance costs were reclassified to additional paid-in capital during the three months ended June 30, 2018 in connection with the successful completion of the IPO. The remaining 2,250,000 shares were sold by holders of Class B common stock, which shares upon sale automatically converted into 2,250,000 shares of Class A common stock, which reduced the issued and outstanding shares of Class B common stock to 39,567,537. We did not receive any proceeds from the sale of shares sold by the holders of Class B common stock.

On May 24, 2018, the underwriters of the IPO partially exercised their over-allotment option to purchase an additional 700,000 shares of our Class A common stock at the IPO price of $12.00 per share less the underwriting discount and commissions. Of these shares, 350,000 were sold by us for which we received approximately $3.9 million in proceeds, after deducting underwriting discounts and commissions of approximately $0.3 million. The remaining 350,000 shares were sold by the holders of Class B common stock, which shares upon sale automatically converted into 350,000 shares of Class A common stock, which reduced the issued and outstanding shares of Class B common stock to 39,217,537. We did not receive any proceeds from the sale of shares sold by the holders of Class B common stock.

Settlement Agreements

On April 19, 2018, certain of our subsidiaries entered into settlement agreements with a third party, pursuant to which they will receive aggregate net payments of approximately $15.7 million, payable in four equal installments between January 2019 and July 2020, in exchange for releasing and waiving all current and future claims against the third party relating to compensation to us for a business interruption event that occurred more than five years ago, which did not directly relate to our business and which has not, and is not expected to, recur. We recorded a pre-tax gain of $14.8 million during the second quarter of fiscal year 2018 related to the Settlement, which is reflected as settlement income on the Consolidated Statement of Income. Future payments are reflected on our Consolidated Balance Sheets as other current assets and other assets in the amount of $3.9 million and $10.9 million, respectively.

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

Other Key Performance Indicators

Adjusted EBITDA and Adjusted EBITDA Margin

Adjusted EBITDA represents net income before interest expense, net, provision (benefit) for income taxes, depreciation, depletion and amortization, equity-based compensation expense, loss on extinguishment of debt and certain management fees and expenses, and excludes income recognized in connection with the Settlement. Adjusted EBITDA Margin represents Adjusted EBITDA as a percentage of revenues for each period. These metrics are supplemental measures of our operating performance that are neither required by, nor presented in accordance with, GAAP. These measures should not be considered as an alternative to net income or any other performance measure derived in accordance with GAAP as an indicator of our operating performance. We present Adjusted EBITDA and Adjusted EBITDA Margin as management uses these measures as key performance indicators, and we believe they are measures frequently used by securities analysts, investors and other parties to evaluate companies in our industry. These measures have limitations as analytical tools and should not be considered in isolation or as substitutes for analysis of our results as reported under GAAP.

Our calculation of Adjusted EBITDA and Adjusted EBITDA Margin may not be comparable to similarly named measures reported by other companies. Potential differences between our measure of Adjusted EBITDA compared to other similar companies’ measures of Adjusted EBITDA may include differences in capital structures, tax positions and the age and book depreciation of intangible and tangible assets.

The following table presents a reconciliation of net income, the most directly comparable measure calculated in accordance with GAAP, to Adjusted EBITDA, and the calculation of Adjusted EBITDA Margin for each of the periods presented (unaudited, dollars in thousands):

	For the three months ended June 30,		For the nine months ended June 30,
	2018	2017	2018	2017
Net income	$13,403	$6,412	$35,647	$13,773
Interest expense, net	406	659	956	2,802
Provision for income taxes	1,409	3,031	5,382	7,395
Depreciation, depletion and amortization of long-lived assets	6,621	5,208	17,929	15,709
Equity-based compensation expense	371	357	975	513
Loss on extinguishment of debt	—	1,638	—	1,638
Settlement income (1)	—	—	(14,803)	—
Management fees and expenses (2)	468	315	1,119	999

Adjusted EBITDA	$22,678	$17,620	$47,205	$42,829

Revenues	$195,075	$148,099	$464,395	$380,585
Adjusted EBITDA Margin	11.6%	11.9%	10.2%	11.3%

(1)	Represents pre-tax income recognized in connection with the Settlement.
(2)	Reflects fees and reimbursement of certain out-of-pocket expenses under a management services agreement with SunTx.

Results of Operations

Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017

The following table sets forth selected financial data for the three months ended June 30, 2018 and June 30, 2017 (unaudited, dollars in thousands):

					Change from three months ended
	For the three months ended June 30,				June 30, 2017 to three months
	2018		2017		ended June 30, 2018
	Dollars	% of Revenues	Dollars	% of Revenues	$ Change	% Change
Revenues	$195,075	100.0%	$148,099	100.0%	$46,976	31.7%
Cost of revenues	165,606	84.9%	124,117	83.8%	41,489	33.4%

Gross profit	29,469	15.1%	23,982	16.2%	5,487	23.0%
General and administrative expenses	(14,788)	(7.5)%	(12,477)	(8.5)%	(2,311)	18.5%
Settlement income	—	—	—	—	—	—
Gain on sale of equipment, net	86	—	238	0.2%	(152)	(63.9)%

Operating income	14,767	7.6%	11,743	7.9%	3,024	25.8%
Interest expense, net	(406)	(0.2)%	(659)	(0.4)%	253	(38.4)%
Loss on extinguishment of debt	—	—	(1,638)	(1.1)%	1,638	—
Other income (expense)	15	—	(3)	—	18	(600.0)%

Income before provision for income taxes and investment in joint venture	14,376	7.4%	9,443	6.4%	4,933	52.2%
Provision for income taxes	1,409	0.7%	3,031	2.1%	(1,622)	(53.5)%
Earnings from investment in joint venture	436	0.2%	—	—	436	—

Net income	$13,403	6.9%	$6,412	4.3%	6,991	109.0%

Adjusted EBITDA	$22,678	11.6%	$17,620	11.9%	$5,058	28.7%

Revenues. Revenues during the three months ended June 30, 2018 increased by $47.0 million, or 31.7%, to $195.1 million in the three months ended June 30, 2018 from $148.1 million for the three months ended June 30, 2017.    This increase reflects the continued greater availability of work in our existing markets and our strong backlog, as well as $15.5 million additional revenue from two acquisitions and two greenfield expansions we completed subsequent to June 30, 2017.

Gross Profit. Gross profit for the three months ended June 30, 2018 increased $5.5 million, or 23.0%, to $29.5 million from $24.0 million for the three months ended June 30, 2017. The gross profit increase was due to the 31.7% revenue increase in the quarter compared to the comparable prior year quarter. The decline in gross profit percentage from 16.2% during the three months ended June 30, 2017 to 15.1% during the three months ended June 30, 2018 was due to a lower gross profit percentage on contracts executed during the current year quarter compared to the comparable prior year quarter and the impact of rising asphalt cement prices on margins from internal and external sales of HMA. Part of the unabsorbed equipment cost from the prior quarters was recovered during the three months ended June 30, 2018 as a result of the additional production realized.

General and Administrative Expenses. General and administrative expenses include costs related to our operational offices that are not allocated to direct contract costs and expenses related to our corporate offices. General and administrative expenses for the three months ended June 30, 2018 increased $2.3 million, or 18.5%, to $14.8 million from $12.5 million for the three months ended June 30, 2017. The increase in general and administrative expenses for the three months ended June 30, 2018 was attributable primarily to a $1.7 million increase in management personnel payroll and benefits as a result of the acquisitions, greenfield expansions and other growth, and $0.6 million of expenses incurred during the three months ended June 30, 2018 as a result of increased regulatory and reporting requirements due to becoming a public company, to which we were not subject during the three months ended June 30, 2017.

Interest Expense, Net. Interest expense, net for the three months ended June 30, 2018 decreased $0.3 million, or 38.4%, to $0.4 million compared to $0.7 million for the three months ended June 30, 2017. The decrease in interest expense, net was due primarily to a lower average interest rate and a $0.3 million lower amortization of deferred debt issuance costs during the three months ended June 30, 2018 as compared to the three months ended June 30, 2017, partially offset by a higher average principal balance outstanding during those same periods. Our former CIT Credit Facility in place during the three months ended June 30, 2017 was a variable rate facility based on the three-month LIBOR rate plus 3.5%. On June 30, 2017, we refinanced all of our outstanding debt under the CIT Credit Facility with proceeds from the Compass Credit Agreement. The Compass Credit Agreement is a variable rate facility based on the one-month LIBOR rate plus 2.0%, thereby reducing our interest costs during the three months ended June 30, 2018. The Compass Credit Agreement also replaced some higher fixed rate facilities. To hedge against future changes in variable interest rates of the Compass Credit Agreement, on June 30, 2017, we entered into an amortizing $25.0 million fair value interest rate swap agreement tied to the Term Loan. Similarly, we entered into an additional $11.0 million fair value interest rate swap agreement tied to the additional $22.0 million borrowed on May 15, 2018 in connection with the Scruggs Acquisition. These interest rate swap agreements do not qualify for hedge accounting treatment in accordance with U.S. GAAP, thus changes in fair value are reflected within interest expense on the Consolidated Statements of Income. During the three months ended June 30, 2018, there was no net change in the fair value of the interest rate swaps.

Loss on Extinguishment of Debt. Loss on extinguishment of debt for the three months ended June 30, 2017 was $1.6 million, which was the result of the unamortized deferred debt issuance costs related to the CIT Credit Facility and other debt refinanced at June 30, 2017.

Provision for Income Taxes. Our effective tax rate decreased to 9.5% for the three months ended June 30, 2018 from 32.1% for the three months ended June 30, 2017. Our lower effective tax rate for the three months ended June 30, 2018 was primarily due to the impacts of comprehensive tax legislation enacted by the U.S. government on December 22, 2017, known as the Tax Cuts and Jobs Act. The Tax Act includes broad and complex changes to the U.S. tax code, including a reduction in the U.S. federal corporate tax rate from 35% to 21% effective January 1, 2018. Specifically, during the three months ended June 30, 2018, the Company recorded a provisional discrete tax benefit of $0.9 million related to the Tax Act, primarily due to adjusting its U.S. deferred tax liabilities by the same amount, reflecting the reduction in the U.S. federal corporate tax rate. This net reduction in deferred tax liabilities also included the estimated impact on the Company’s net state deferred tax assets. Accordingly, the effective tax rate for the three months ended June 30, 2018 reflects a federal income tax provision based on a blended U.S. statutory tax rate of 24.5% applicable to the full fiscal year ending September 30, 2018, which is calculated based on a proration of the applicable tax rates before and after the effective date of the Tax Act during the current fiscal year. The effective tax rate for the three months ended June 30, 2018 was also reduced by a $1.3 million permanent tax benefit resulting from the deduction of the excess fair market value of options exercised under 2010 Non-Plan Stock Option Agreements over the exercise price.

Earnings from Investment in Joint Venture. During the three months ended June 30, 2018, we earned $0.4 million of pre-tax income representing our 50% interest in the earnings of a joint venture partnership entered into with a third-party in November 2017 for the sole purpose of performing a construction project for the Alabama Department of Transportation. We did not have an interest in any joint venture during the three months ended June 30, 2017.

Net Income. Net income increased $7.0 million, or 109.0%, to $13.4 million for the three months ended June 30, 2018 compared to $6.4 million for the three months ended June 30, 2017. This increase was primarily a result of the $5.5 million increase in gross profit and the decrease in the effective tax rate to 9.5% in the three months ended June 30, 2018 compared to 32.1% in the three months ended June 30, 2017, partially offset by $2.3 million of higher general and administrative expenses for those same periods. There was also a $1.6 million loss on extinguishment of debt in the three months ended June 30, 2017 resulting from the refinancing of all existing debt.

Adjusted EBITDA and Adjusted EBITDA Margin. Adjusted EBITDA and Adjusted EBITDA Margin were $22.7 million and 11.6%, respectively, for the three months ended June 30, 2018, as compared to $17.6 million and 11.9%, respectively, for the three months ended June 30, 2017. The increase in Adjusted EBITDA primarily resulted from the increase in gross profit for the three months ended June 30, 2018 compared to the three months ended June 30, 2017, partially offset by the increase in general and administrative expenses. The slight decrease in the Adjusted EBITDA Margin was the result of a lower gross profit percentage, which was offset by lower general and administrative expenses as a percentage of revenue. See the description of Adjusted EBITDA and Adjusted EBITDA Margin, as well as a reconciliation of Adjusted EBITDA to net income under “How We Assess Performance of Our Business”.

Nine Months Ended June 30, 2018 Compared to Nine Months Ended June 30, 2017

The following table sets forth selected financial data for the nine months ended June 30, 2018 and June 30, 2017 (unaudited, dollars in thousands):

					Change from nine months ended
	For the nine months ended June 30,				June 30, 2017 to nine months
	2018		2017		ended June 30, 2018
	Dollars	% of Revenues	Dollars	% of Revenues	$ Change	% Change
Revenues	$464,395	100.0%	$380,585	100.0%	$83,810	22.0%
Cost of revenues	398,379	85.8%	323,513	85.0%	74,866	23.1%

Gross profit	66,016	14.2%	57,072	15.0%	8,944	15.7%
General and administrative expenses	(40,572)	(8.7)%	(34,005)	(8.9)%	(6,567)	19.3%
Settlement income	14,803	3.2%	—	—	14,803	—
Gain on sale of equipment, net	1,117	0.2%	2,675	0.7%	(1,558)	(58.2)%

Operating income	41,364	8.9%	25,742	6.8%	15,622	60.7%
Interest expense, net	(956)	(0.2)%	(2,802)	(0.8)%	1,846	(65.9)%
Loss on extinguishment of debt	—	—	(1,638)	(0.4)%	1,638	—
Other income (expense)	(45)	—	(134)	-%	89	(66.4)%

Income before provision for income taxes and investment in joint venture	40,363	8.7%	21,168	5.6%	19,195	90.7%
Provision for income taxes	5,382	1.1%	7,395	2.0%	(2,013)	(27.2)%
Earnings from investment in joint venture	666	0.1%	—	—	666	—

Net income	$35,647	7.7%	$13,773	3.6%	21,874	158.8%

Adjusted EBITDA	$47,205	10.2%	$42,829	11.3%	$4,376	10.2%

Revenues. Revenues in the nine months ended June 30, 2018 increased by $83.8 million, or 22.0%, to $464.4 million from $380.6 million for the nine months ended June 30, 2017. The increase was primarily due to a $191.0 million higher backlog at the beginning of the nine months ended June 30, 2018 compared to the beginning of the nine months ended June 30, 2017, the increase in available work in our existing markets, and $21.6 million revenue from two acquisitions and two greenfield expansions we completed subsequent to June 30, 2017.

Gross Profit. Gross profit for the nine months ended June 30, 2018 increased $8.9 million, or 15.7%, to $66.0 million from $57.1 million for the nine months ended June 30, 2017. The higher total gross profit was the result of the 22.0% revenue increase for the nine months ended June 30, 2018 compared to the nine months ended June 30, 2017. The decrease in gross profit percentage was due to the impact of rising asphalt cement prices on margins from internal and external sales of HMA.

General and Administrative Expenses. General and administrative expenses include costs related to our operational offices that are not allocated to direct contract costs and expenses related to our corporate offices. General and administrative expenses for the nine months ended June 30, 2018 increased $6.6 million, or 19.3%, to $40.6 million from $34.0 million for the nine months ended June 30, 2017. The increase in general and administrative expenses for the nine months ended June 30, 2018 was attributable primarily to a $5.1 million increase in management personnel payroll and benefits as a result of the acquisitions, greenfield expansions and other growth, and $0.6 million of expenses as a result of increased regulatory and reporting requirements due to becoming a public company.

Settlement Income. During the nine months ended June 30, 2018, we recorded settlement income of $14.8 million reflecting the net present value of future payments to be received in connection with the Settlement. Pursuant to the Settlement, we will receive aggregate net payments of approximately $15.7 million, payable in four equal installments between January 2019 and July 2020, in exchange for releasing and waiving all current and future claims against a third party.

Interest Expense, Net. Interest expense, net for the nine months ended June 30, 2018 decreased $1.8 million, or 65.9%, to $1.0 million compared to $2.8 million for the nine months ended June 30, 2017. The decrease in interest expense, net was due primarily to a lower average interest rate and a $0.6 million lower amortization of deferred debt issuance costs during the nine months ended June 30, 2018 as compared to the nine months ended June 30, 2017, partially offset by a higher average outstanding principal balance during those same periods. Our former CIT Credit Facility in place during the nine months ended June 30, 2017 was a variable rate facility based on the three-month LIBOR rate plus 3.5%. On June 30, 2017, we refinanced all of our outstanding debt under the CIT Credit Facility with proceeds from the Compass Credit Agreement. The Compass Credit Agreement is a variable rate facility based on the one-month LIBOR rate plus 2.0%, thereby reducing our interest costs during the nine months ended June 30, 2018. The Compass Credit Agreement also replaced some higher fixed rate facilities. To hedge against future changes in variable interest rates of the Compass Credit Agreement, on June 30, 2017, we entered into an amortizing $25.0 million fair value interest rate swap agreement tied to the Term Loan. Similarly, we entered into an additional $11.0 million fair value interest rate swap agreement tied to the additional $22.0 million borrowing on May 15, 2018 in connection with the Scruggs Acquisition. These interest rate swap agreements do not qualify for hedge accounting treatment in accordance with U.S. GAAP, thus changes in fair value are reflected within interest expense on the Consolidated Statements of Income. During the nine months ended June 30, 2018, the change in the fair value of the interest rate swaps resulted in a $0.4 million credit to interest expense.

Loss on Extinguishment of Debt. Loss on extinguishment of debt for the nine months ended June 30, 2017 was $1.6 million, which was the result of the unamortized deferred debt issuance costs related to the CIT Credit Facility and other debt refinanced at June 30, 2017.

Provision for Income Taxes. Our effective tax rate decreased to 13.1% for the nine months ended June 30, 2018 from 34.9% for the nine months ended June 30, 2017. Our lower effective tax rate for the nine months ended June 30, 2018 was primarily due to the impacts of the Tax Act. The effective tax rate for the nine months ended June 30, 2018 reflected a federal income tax provision based on a blended U.S. statutory tax rate of 24.5% applicable to the full fiscal year ending September 30, 2018, which is calculated based on a proration of the applicable tax rates before and after the effective date of the Tax Act during the current fiscal year. For the nine months ended June 30, 2018, we recorded a $4.4 million credit to the provision for income taxes to recognize the cumulative effect on deferred income tax liabilities resulting from the enactment of the Tax Act. The effective tax rate for the nine months ended June 30, 2018 was also reduced by a $1.3 million permanent tax benefit resulting from the deduction of the excess fair market value of options exercised under 2010 Non-Plan Stock Option Agreements over the exercise price. The effective tax rate for the nine months ended June 30, 2017 reflected a federal tax rate of 35.0% plus applicable state income taxes.

Earnings from Investment in Joint Venture. During the nine months ended June 30, 2018, we earned $0.7 million of pre-tax income representing our 50% interest in the earnings of a joint venture partnership entered into with a third-party in November 2017 for the sole purpose of performing a construction project for the Alabama Department of Transportation. We did not have an interest in any joint venture during the nine months ended June 30, 2017.

Net Income. Net income increased $21.9 million, or 158.8%, to $35.7 million for the nine months ended June 30, 2018 compared to $13.8 million for the nine months ended June 30, 2017. This increase was primarily a result of the $10.6 million after-tax gain from the Settlement during the nine months ended June 30, 2018 as discussed above, the $8.9 million higher gross profit, the $1.8 million lower interest expense, net, the $1.6 million lower loss on extinguishment of debt and the lower effective income tax rate to 13.1% in the nine months ended June 30, 2018 compared to 34.9% in the nine months ended June 30, 2017, partially offset by the $6.6 million higher general and administrative expenses during those same periods.

Adjusted EBITDA and Adjusted EBITDA Margin. Adjusted EBITDA and Adjusted EBITDA Margin were $47.2 million and 10.2%, respectively, for the nine months ended June 30, 2018, as compared to $42.8 million and 11.3%, respectively, for the nine months ended June 30, 2017. The increase in Adjusted EBITDA primarily resulted from the increase in gross profit and depreciation for the nine months ended June 30, 2018 compared to the nine months ended June 30, 2017, partially offset by the increase in general and administrative expenses and the decline in gain on sale of equipment for those same periods. The decrease in the Adjusted EBITDA Margin was the result of a lower gross profit percentage and the decline in the gain on sale of equipment, partially offset by lower general and administrative expenses as a percentage of revenue in the nine months ended June 30, 2018 compared to the nine months ended June 30, 2017. See the description of Adjusted EBITDA and Adjusted EBITDA Margin, as well as a reconciliation of Adjusted EBITDA to net income under “How We Assess Performance of Our Business”.

Liquidity and Capital Resources

Cash Flows Analysis

The following table sets forth our cash flows for the nine months ended June 30, 2018 and June 30, 2017 (unaudited, in thousands).

	For the nine months ended June 30,
	2018	2017
Net cash provided by operating activities	$23,660	$21,278
Net cash used in investing activities	(82,290)	(15,042)
Net cash provided by (used in) financing activities	106,266	(39,416)

Net change in cash	$47,636	$(33,180)

Operating Activities

Cash provided by operating activities was $23.7 million for the nine months ended June 30, 2018, an increase of $2.4 million compared to $21.3 million for the nine months ended June 30, 2017. The increase represented a $21.9 million increase in net income partially offset by a $19.5 million increase in the changes in net operating assets and liabilities. The most significant components of changes in operating assets and liabilities were a $15.7 million greater increase in other assets and other current assets, primarily due to the Settlement, and a $3.9 million greater reduction in accounts payable.

Investing Activities

Cash used in investing activities was $82.3 million for the nine months ended June 30, 2018 compared to $15.0 million for the nine months ended June 30, 2017. The increase was primarily due to the Scruggs Acquisition in May 2018 and a $14.7 million increase in purchases of property, plant and equipment to add asphalt plants and equipment to support our growth opportunities.

Financing Activities

Cash provided by financing activities was $106.3 million for the nine months ended June 30, 2018 compared to cash used in financing activities of $39.4 million during the nine months ended June 30, 2017. The increase reflected $98.0 million of proceeds, net of offering costs, from the issuance of Class A common stock through the IPO in May 2018, a $16.9 million increase in net borrowings under long-term debt facilities during the nine months ended June 30, 2018 compared to the nine months ended June 30, 2017, primarily due to the $22.0 million Term Loan borrowing in connection with the Scruggs Acquisition. In addition, we made a $31.3 million dividend payment during the nine months ended June 30, 2017.

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

At June 30, 2018 and September 30, 2017, the interest rate on outstanding borrowings under the Term Loan and Revolving Credit Facility was 3.980% and 3.235%, respectively, before giving effect to the interest rate swap discussed below. At June 30, 2018 and September 30, 2017, we had availability of $25.0 million and $20.0 million, respectively, under the Revolving Credit Facility, less amounts outstanding under letters of credit. Letters of credit outstanding at June 30, 2018 and September 30, 2017 were $9.5 million and $8.7 million, respectively. In order to hedge against changes in interest rates, on June 30, 2017, we entered into an amortizing $25.0 million fair value interest rate swap agreement applicable to outstanding debt under the Term Loan, under which we pay a fixed percentage rate of 2.015% and receive a credit based on the applicable LIBOR rate. At June 30, 2018 and September 30, 2017, the notional value of this interest rate swap agreement was $20.0 million and $23.8 million, respectively, and the fair value was $0.3 million and $(0.2) million, respectively, which is included within other liabilities on our Consolidated Balance Sheets. In connection with the Compass Amendment and the additional borrowing on May 15, 2018, we entered into an additional $11.0 million fair value interest rate swap agreement applicable to the $22.0 million additional debt under the Term Loan. Under this additional swap agreement, we pay a fixed percentage rate of 3.01% and receive a credit based on the applicable LIBOR rate.

We must pay a commitment fee of 0.35% per annum on the aggregate unused revolving commitments under the Compass Credit Agreement. We also must pay fees with respect to any letters of credit issued under the Compass Credit Agreement.

The Compass Credit Agreement contains usual and customary negative covenants for agreements of this type, including, but not limited to, restrictions on our ability to make acquisitions, make loans or advances, make capital expenditures and investments, create or incur indebtedness, create liens, wind up or dissolve, consolidate, merge or liquidate, or sell, transfer or dispose of assets. The Compass Credit Agreement requires us to satisfy certain financial covenants, including a minimum fixed charge coverage ratio of 1.20 to 1.00. At June 30, 2018 and September 30, 2017, our fixed charge ratio was 1.54 to 1.00 and 1.63 to 1.00, respectively. The Compass Credit Agreement also requires us to maintain a consolidated leverage ratio not to exceed 2.00 to 1.00, subject to certain adjustments as further described in the Compass Credit Agreement. At June 30, 2018 and September 30, 2017, our consolidated leverage ratio was 0.92 to 1.00 and 0.95 to 1.00, respectively. The Compass Credit Agreement includes customary events of default, including, among other things, payment default, covenant default, breach of representation or warranty, bankruptcy, cross-default, material ERISA events, certain changes of control, material money judgments and failure to maintain subsidiary guarantees. The Compass Credit Agreement prevents us from paying dividends or otherwise distributing cash to our stockholders unless, after giving effect to such dividend, we would be in compliance with the financial covenants and, at the time any such dividend is made, no default or event of default exists or would result from the payment of such dividend.

At June 30, 2018 and September 30, 2017, we were in compliance with all covenants under the Compass Credit Agreement.

Capital Requirements and Sources of Liquidity

During the nine months ended June 30, 2018 and 2017, our capital expenditures were approximately $33.5 million and $18.8 million, respectively.

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

Seasonality

The use and consumption of our products and services fluctuate some due to seasonality, although we are able to perform construction projects during all twelve months in all of our markets. Our products are used, and our construction operations and production facilities are located, outdoors. Therefore, seasonal changes and other weather-related conditions, in particular extended rainy and cold weather in the spring and fall and major weather events, such as hurricanes, tornadoes, tropical storms and heavy snows, can adversely affect our business and operations through a decline in both the use of our products and demand for our services. In addition, construction materials production and shipment levels follow activity in the construction industry, which typically occurs in the spring, summer and fall. Warmer and drier weather during the third and fourth quarters of our fiscal year (April 1 - September 30) typically result in higher activity and revenues during those quarters. The first and second quarters of our fiscal year (October 1 - March 31) typically have lower levels of activity due to adverse weather conditions.

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

Interest Rate Risk

We are exposed to interest rate risk on certain of our short- and long-term debt obligations used to finance our operations and acquisitions. We have LIBOR-based floating rate borrowings under the Compass Credit Agreement, which expose us to variability in interest payments due to changes in the reference interest rates. From time to time, we use derivative instruments as hedges against the impact of interest rate changes on future earnings and cash flows. In order to hedge against changes in interest rates and to manage fluctuations in cash flows resulting from interest rate risk, on June 30, 2017, we entered into an amortizing fair value interest rate swap agreement applicable to $25.0 million outstanding debt under the Term Loan, for which we pay a fixed rate of 2.015% and receive a credit based on the applicable LIBOR rate. Similarly, we entered into an additional $11.0 million fair value interest rate swap agreement tied to the additional $22.0 million borrowing on May 15, 2018 in connection with the Scruggs Acquisition, for which we pay a fixed rate of 3.01% and receive a credit based on the applicable LIBOR rate.

At June 30, 2018 and September 30, 2017, we had a total of $65.9 million and $57.5 million of variable rate borrowings outstanding, respectively. Holding other factors constant and absent the interest rate swap agreement described above, a hypothetical 1% change in our borrowing rates would result in a $0.7 million and $0.6 million change in our annual interest expense based on our variable rate debt at June 30, 2018 and September 30, 2017, respectively.

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

We continue to implement actions to remediate these material weaknesses, including: (i) actively seeking and onboarding additional accounting and finance staff members and a senior accounting officer with public company reporting experience, to augment our current staff and to improve the effectiveness of our closing and financial reporting processes; and (ii) we engaged a third-party to assist us with formalizing our business processes, accounting policies and internal controls. Other than ongoing remediation actions described above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(e) and 15d-15(e) under the Act) during the fiscal quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II - OTHER INFORMATION

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Sales of Unregistered Securities

In June 2018, employees holding options under 2010 Non-Plan Stock Option Agreements exercised options to purchase 768,984 shares of our Class B common stock at an exercise price of $5.70 per share. These shares were issued from treasury shares at an average cost of approximately $3.64 per share. The transaction was executed as a cashless exercise through which the Company concurrently repurchased from the option holders the number of shares of Class B common stock required to (i) fund the exercise price for all options and (ii) meet statutory federal, state and payroll tax withholding requirements applicable to the employees associated with their exercises. The Company purchased a total of 521,902 shares of Class B common stock, at the $13.17 closing price of the Company’s Class A common stock on the date of exercise, resulting in a net increase of 247,082 Class B common shares outstanding. Each of these issuances was made in reliance on Section 4(a)(2) and Rule 701 under the Securities Act. The issuances were made for compensatory purposes pursuant to a written plan or contract, a copy of the plan or contract was delivered to each purchaser.

Use of Proceeds from our Initial Public Offering of Class A Common Stock

On May 3, 2018, our registration statement on Form S-1 (No. 333-224174), filed in connection with our IPO, was declared effective by the SEC. There has been no material change in the planned use of proceeds from our IPO from that described in the IPO Prospectus and other reports previously filed with the SEC.

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

Construction Partners, Inc.
Date: August 14, 2018	By:	/s/ Charles E. Owens
Charles E. Owens
President and Chief Executive Officer
Date: August 14, 2018	By:	/s/ R. Alan Palmer
R. Alan Palmer
Executive Vice President and Chief Financial Officer