Form 10-K
period 2018-09-30
Construction Partners, Inc.
filed 2018-12-14
CIK 1718227

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended September 30, 2018
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to .
Commission file number:  001-38479
CONSTRUCTION PARTNERS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	26-0758017 (I.R.S. Employer Identification Number)
290 Healthwest Drive, Suite 2 Dothan, Alabama 36303 (Address of Principal Executive Offices) (ZIP Code)
(334) 673-9763 (Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Class A Common Stock, par value $0.001 per share	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒ No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐ No   ☒
The registrant completed its initial public offering subsequent to March 31, 2018, the last business day of the registrant's most recently completed second fiscal quarter. As of May 8, 2018, the date of the closing of the registrant's initial public offering, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant was $135,000,000, based on the actual offering price and number of shares sold in the offering.
As of December 10, 2018, the registrant had 11,950,000 shares of Class A common stock, $0.001 par value per share, and 39,464,619 shares of Class B common stock, $0.001 par value per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the registrant’s fiscal year ended September 30, 2018 in connection with the registrant’s 2019 annual meeting of stockholders are incorporated by reference into Part III of this report.

Cautionary Statement Regarding Forward-Looking Statements
This report contains forward-looking statements that involve risks and uncertainties, such as statements related to future events, business strategy, future performance, future operations, backlog, financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management. All statements other than statements of historical fact may be forward-looking statements. Forward-looking statements are often, but not always, identified by the use of words such as “seek,” “anticipate,” “plan,” “continue,” “estimate,” “expect,” “may,” “will,” “project,” “predict,” “potential,” “targeting,” “intend,” “could,” “might,” “should,” “believe” and similar expressions or their negative. Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking statements are based on management’s belief, based on currently available information, as to the outcome and timing of future events. These statements involve estimates, assumptions, known and unknown risks, uncertainties and other factors that may cause actual results or events to differ materially from those expressed in such forward-looking statements. When evaluating forward-looking statements, you should consider the risk factors and other cautionary statements described below under the heading “Risk Factors.” We believe that the expectations reflected in the forward-looking statements contained in this report are reasonable, but no assurance can be given that these expectations will prove to be correct.
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

•
our ability to remediate the material weaknesses in internal control over financial reporting identified in preparing our consolidated financial statements included in this report and to subsequently maintain effective internal control over financial reporting.

These factors are not necessarily all of the important factors that could cause actual results or events to differ materially from those expressed in forward-looking statements. Other unknown or unpredictable factors could also cause actual results or events to differ materially from those expressed in the forward-looking statements. Our future results will depend upon various other risks and uncertainties, including those described under the heading “Risk Factors.” All forward-looking statements attributable to us are qualified in their entirety by this cautionary statement. Forward-looking statements speak only as of the date hereof. We undertake no obligation to update or revise any forward-looking statements after the date on which any such statement is made, whether as a result of new information, future events or otherwise, except as required by law.

PART I
Item 1. Business
Overview
Construction Partners, Inc. (the “Company”) is a leading infrastructure company that specializes in the construction and maintenance of roadways across Alabama, Florida, Georgia, North Carolina and South Carolina. Through its wholly owned subsidiaries, the Company provides a variety of products and services to both public and private infrastructure projects, with an emphasis on highways, roads, bridges, airports, and commercial and residential sites. Consistent with its vertical integration strategy, the Company's primary operations consist of (i) mining aggregates, such as sand and gravel, that are used as raw materials in the production of hot mix asphalt ("HMA"), (ii) manufacturing and distributing HMA for use by the Company and third parties in connection with construction projects, and (iii) site development, installing utility and drainage systems and paving.
The Company was formed as a Delaware corporation in 2007 as a holding company for its wholly owned subsidiary, Construction Partners Holdings, Inc., to facilitate an acquisition growth strategy in the HMA paving and construction industry.
As used in this report, the terms “Company,” “we” and “us” refer to Construction Partners, Inc. and its subsidiaries, except when the context requires that those terms mean only the parent company or a particular subsidiary.
2018 Fiscal Year Developments
Reclassification of Common Stock. On April 23, 2018, the Company amended and restated its certificate of incorporation to effectuate a dual class common stock structure consisting of Class A common stock and Class B common stock (the “Reclassification”). As a result of the Reclassification, each share of common stock, par value $0.001 per share, issued immediately prior thereto was converted into 25.2 shares of Class B common stock, and Class A common stock was initially authorized for issuance. Following the Reclassification, the Company’s amended and restated certificate of incorporation authorized 400,000,000 shares of Class A common stock and 100,000,000 shares of Class B common stock.
Initial Public Offering. On May 8, 2018, the Company completed an initial public offering of 11,250,000 shares of its Class A common stock for a price of $12.00 per share. Of these shares, 9,000,000 were sold by the Company, for which the Company received $100.4 million in proceeds, after deducting underwriting discounts and commissions of $7.6 million, and prior to additional total offering expenses of $6.3 million. The remaining 2,250,000 shares were sold by the holders of Class B common stock, which shares upon sale automatically converted on a one-to-one basis into 2,250,000 shares of Class A common stock. The Company did not receive any proceeds from the sale of shares by the holders of Class B common stock. On May 24, 2018, the underwriters of the initial public offering partially exercised their over-allotment option to purchase an additional 700,000 shares of Class A common stock at a price of $12.00 per share, less the underwriting discount and commissions. Of these shares, 350,000 were sold by the Company, for which the Company received $3.9 million in proceeds, after deducting underwriting discounts and commissions of $0.3 million. The remaining 350,000 shares were sold by the holders of Class B common stock, which shares upon sale automatically converted on a one-to-one basis into 350,000 shares of Class A common stock. The Company did not receive any proceeds from the sale of shares by the holders of Class B common stock.
Acquisition of The Scruggs Company. On May 15, 2018, the Company acquired all of the outstanding common stock of The Scruggs Company, a privately-owned infrastructure and road construction company headquartered in Hahira, Georgia, that operates three HMA plants, three aggregate mines and one industrial plant in Georgia. The purchase price of $51.3 million was funded by $29.3 million of cash on hand and $22.0 million borrowed under an existing credit facility.
Settlement Agreements. On April 19, 2018, certain of the Company’s subsidiaries entered into settlement agreements with a third party, pursuant to which they will receive aggregate net payments of approximately $15.7 million, payable in four equal installments between January 2019 and July 2020, in exchange for releasing and waiving all current and future claims against the third party relating to compensation to the Company for a business interruption event that (i) occurred more than five years ago, (ii) did not directly relate to the Company’s business and (iii) has not, and is not expected to, recur (the “Settlement”). The Company recorded a pre-tax gain of $14.8 million during the fiscal year ended September 30, 2018 related to the Settlement.
Our Industry
We operate in the large and growing highway and road construction industry and specifically within the asphalt paving materials and services segment. Asphalt paving mix is the most common roadway material used today due to its cost effectiveness, durability and reusability, and minimized traffic disruption during paving, as compared to concrete. Recent growth in our industry has been driven by federal, state and local Department of Transportation (“DOT”) budgets, which annually earmark amounts for transportation and infrastructure spending. The federal Fixing America’s Surface Transportation Act (the “FAST Act”), which was signed into law in 2015, provides long-term funding for surface transportation infrastructure planning and investment. Among other things, the FAST Act authorized $305 billion in federal expenditures over fiscal years 2016 through 2020 for highway, motor vehicle safety, public transportation, motor carrier safety, hazardous materials safety, rail, and research, technology, and statistics programs. In addition to the FAST Act, certain states within our markets have in recent years approved legislation that will increase funding of transportation construction for local road, bridge and transit projects. The non-discretionary nature of highway and road construction services and materials supports stable and consistent industry growth.
Projects and Customers
We provide construction products and services to both public and private infrastructure projects, with an emphasis on highways, roads, bridges, airports, and commercial and residential sites in the southeastern United States. We provide a wide range of large sitework construction, including site development, paving, and utility and drainage systems construction, and supply the HMA required for the projects. Our projects consist of both new construction and maintenance services. Publicly and privately funded projects accounted for approximately 67% and 33% of our fiscal 2018 construction contract revenues, respectively. Our public customers include federal agencies, state DOTs and local municipalities. Our private clients include commercial and residential developers and local businesses.
Our largest customers are state DOTs. For the fiscal year ended September 30, 2018, the Alabama DOT and the North Carolina DOT accounted for 15.1% and 13.3% of our revenues, respectively. Other than these customers, no other customer accounted for more than 10% of our revenues for such periods, and projects performed for all DOTs accounted for 42.9% of our revenues. Our 25 largest projects accounted for 30.2% of our revenues for the fiscal year ended September 30, 2018.
Types of Contracts
Our public customer contracts are primarily fixed unit price contracts. Pricing on a fixed unit price contract is typically based on approved quantities. Our private customer contracts are primarily fixed total price contracts, also known as lump sum contracts, which require that the total amount of work be performed for a single price. We also occasionally enter into design build contracts, which generally are performed under fixed total price contracts. For the majority of our customer contracts, upon completion and final acceptance of the services that we were contracted to perform, we receive our final payment upon completion of the necessary contract closing documents, and our obligations to the owner are complete at that point. For some contracts, we are required to furnish a warranty on our construction. These warranties, when required, are usually one year in length, but can extend up to three years according to the owners’ specifications. Historically, warranty claims have not been material to our business.
Contract Management
We identify potential contracts through a variety of sources, including: (i) subscriber services that consolidate and alert us to contracts open for bidding; (ii) posted solicitations by federal, state and local governmental entities through agency websites, disclosure of long-term infrastructure plans or advertising and other general solicitations; (iii) our business development efforts; and (iv) communications with other participants in our industry. We consider several factors that can create variability in contract performance and our financial results compared to our bid assumptions and methodologies on a contract. As a result, after determining the potential contracts that are available, we decide which contracts to pursue based on a non-exclusive list of factors, which include relevant skills required by the contract, the contract size and duration, availability of our personnel and equipment, size and makeup of our current contract backlog, our competitive advantages and disadvantages, our prior experience, the contracting agency or customer, the source of contract funding, the geographic location, the likely competition, the construction risks, the gross margin opportunities, the penalties or incentives and the type of contract.
To ensure the completeness and accuracy of our original bid analysis, the bid preparation for potential projects typically involves three phases.

•
Phase One: We review the plans and specifications of the project so that we can identify (i) the various types of work involved and related estimated materials, (ii) the contract duration and schedule, and (iii) any unique or risky aspects of the project.

•
Phase Two: We estimate the cost and availability of labor, materials and equipment, subcontractors and the project team required to complete the contract in accordance with the plans, specifications and construction schedule. Substantially all of our estimates are made on a per-unit basis for each bid item, with the typical contract containing 50 to 200 bid items.

•
Phase Three: Management conducts a detailed review of the estimate. This review includes an analysis of assumptions regarding (i) cost, approach, means and methods of completing the project, (ii) staffing and productivity and (iii) risk. After concluding this detailed review of the cost estimate, management determines the appropriate profit margin to calculate the total bid amount. This profit amount varies according to management’s perception of the degree of difficulty of the contract, the existing competitive climate, and the size and makeup of our contract backlog. Throughout this process, we work closely with our project managers so that all issues concerning a contract, including any risks, can be better understood and addressed as appropriate.
To ensure subcontracting costs used in submitting bids for construction contracts do not change, we obtain firm quotations from our subcontractors before submitting a bid. Also, to mitigate the risk of material price changes, we obtain “not to exceed” quotations from our suppliers, which, for projects of longer duration, usually contain price escalator provisions. These quotations typically include quantity guarantees that are tied to our prime contract. We have no obligation for materials or subcontract services beyond those required to complete the respective contracts that we are awarded for which quotations have been provided.
After a contract has been awarded and during the construction phase, we monitor our progress by comparing actual costs incurred and quantities completed to date with budgeted amounts and the project schedule. Monthly, we review our estimate of total forecasted revenue, cost and expected profit for each contract.
During the normal course of some projects, we or our customer may initiate modifications or changes to the original contract to reflect, among other things, changes in quantities, specifications or design, method or manner of performance, facilities, materials, site conditions and period for completion of the work.
Generally, the scope and price of these modifications are documented in a “change order” to the original contract and reviewed, approved and paid for in accordance with the normal change order provisions of the contract. Occasionally, we are asked to perform extra or change order work as directed by the customer even if the customer has not agreed in advance on the scope or price of the work to be performed. This process may result in disputes over whether the work performed is beyond the scope of the work included in the original contract plans and specifications or, even if the customer agrees that the work performed qualifies as extra work, the price that the customer is willing to pay for the extra work. These disputes may not be settled to our satisfaction. Even when the customer agrees to pay for the extra work, we may be required to fund the cost of such work for an extended period of time until the change order is approved and funded by the customer. In addition, any delay caused by the extra work may adversely impact the timely scheduling of other work on the contract (or on other contracts) and our ability to meet contract milestone dates. Historically, we have been successful at managing the impacts caused by change orders, and change orders have not had a material adverse effect on our business.
Most of our contracts with governmental agencies provide for termination at the convenience of the customer, with requirements to pay us for work performed through the date of termination. The termination of a government contract for the convenience of the customer is an extremely rare occurrence. Many of our contracts contain provisions that require us to pay liquidated damages if specified completion schedule requirements are not met. Historically, we have not been materially adversely affected by liquidated damages provisions.
We act as prime contractor on most of our construction projects. As prime contractor, we are responsible for the performance of the entire contract, including subcontract work. To manage the risk of non-performance by our subcontractors, we typically require the subcontractor to furnish a bond or other type of security to guarantee its performance and/or we retain payments in accordance with contract terms until their performance is complete. Disadvantaged business enterprise regulations require us to use our good faith efforts to subcontract a specified portion of contract work done for governmental agencies to certain types of disadvantaged contractors or suppliers.
Contract Backlog
At September 30, 2018, our contract backlog was $594.4 million, compared to $549.9 million at September 30, 2017. Contract backlog is a financial measure that generally reflects the dollar value of work that the Company expects to perform in the future. Although contract backlog is not a term recognized under generally accepted accounting principles in the United States (“GAAP”), it is a common measure used in our industry. We generally include a construction project in our contract backlog at the time it is awarded and to the extent we believe funding is probable. Our backlog consists of uncompleted work on contracts in progress and contracts for which we have executed a contract but have not commenced the work. For uncompleted work on contracts in progress, we include (i) executed change orders, (ii) pending change orders for which we expect to receive confirmation in the ordinary course of business and (iii) claims that we have made against our customers for which we have determined we have a legal basis under existing contractual arrangements and as to which we consider collection to be probable. Backlog on uncompleted work on contracts in progress was $528.4 million and $457.6 million at September 30, 2018 and 2017, respectively.
Our backlog also includes low bid/no contract jobs, which consist of (i) public bid jobs for which we were the low bidder and no contract has been executed and (ii) private work jobs for which we have been notified we are the low bidder or have been given a notice to proceed, but no contract has been executed. Low bid/no contract backlog was $66.0 million and $92.3 million at September 30, 2018 and 2017, respectively. At September 30, 2018, we expect approximately 80% of our contract backlog will be completed during the next 12 months.

Certain customer contracts contain options that are exercisable at the discretion of our customer to award additional work to us, without requiring us to go through an additional competitive bidding process. In addition, some customer contracts also contain task orders that are signed under master contracts pursuant to which we perform work only when the customer awards specific task orders to us. Awarded contracts that include unexercised contract options and unissued task orders are included in contract backlog to the extent such options are exercised or the issuance of such task orders is probable.
Substantially all of the contracts in our contract backlog, as well as unexercised contract options and unissued task orders, may be canceled or modified at the election of the customer. Historically, we have not experienced material amounts of contract cancellations or modifications. Many projects are added to our contract backlog and completed within the same fiscal year and therefore may not be reflected in our beginning or year-end contract backlog. Contract backlog does not include external sales of HMA and aggregates.
Insurance and Bonding
We maintain general and excess liability, property, workers’ compensation and medical insurance, all in amounts consistent with industry practice.
In the ordinary course of our business, we are required to provide various types of surety bonds that provide an additional measure of security to the customer for our performance under certain public and private sector contracts. Our ability to obtain surety bonds depends on our capitalization, working capital, past performance, management expertise and external factors, including the capacity of the overall surety market. Surety companies consider such factors in light of the amount of our contract backlog that we have bonded and their underwriting standards. The capacity of the surety market is subject to market-based fluctuations driven primarily by the level of surety industry losses and the degree of surety market consolidation.
Competition
We compete against multiple competitors in all of the markets in which we operate. Competition is constrained in our industry because participants are limited by the distance that materials can be efficiently transported, resulting in a fragmented market with thousands of participants nationwide, many of which are local or regional operators. Our competitors typically range from small, family-owned companies focused on a single material, product or market to multinational corporations that offer a wide array of construction materials, products and paving and related services. We believe that we are well-positioned to compete effectively in the markets in which we operate.
Seasonality
The activity of our business fluctuates due to seasonality because our business is primarily conducted outdoors. Therefore, seasonal changes and other weather-related conditions, in particular extended snowy, rainy or cold weather in the winter, spring or fall and major weather events, such as hurricanes, tornadoes, tropical storms and heavy snows, can adversely affect our business and operations through a decline in both the use of our products and the demand for our services. In addition, construction materials production and shipment levels follow activity in the construction industry, which typically occurs in the spring, summer and fall. Warmer and drier weather during our third and fourth fiscal quarters typically result in higher activity and revenues during those quarters. Our first and second fiscal quarters typically have lower levels of activity due to adverse weather conditions. Our third fiscal quarter varies greatly with spring rains and wide temperature variations. A cool, wet spring increases drying time on projects, which can delay sales in the third fiscal quarter, while a warm, dry spring may facilitate earlier project commencement dates.
Sources and Availability of Raw Materials
We purchase raw materials, including, but not limited to, diesel fuel, liquid asphalt, other petroleum-based resources, sand and rock from numerous sources. With few exceptions, we do not enter into long-term agreements to purchase raw materials. We receive quotes from suppliers, most with a “not to exceed” price for the quoted product over the life of a project. In the HMA production process, components of a mix include virgin aggregates, such as sand and rock, liquid asphalt, and reclaimed asphalt pavement (“RAP”). We are able to internally supply RAP, a byproduct of asphalt resurfacing projects, to all of our HMA plants, and virgin aggregates in some of our market areas. The majority of our HMA plants sit in or near suppliers’ rock quarries, thereby reducing the hauling cost of material to our plant. The price and availability of raw materials may vary from year to year due to market conditions and production capacities. We do not expect a lack of availability of any raw materials over the next twelve months.
Government and Environmental Regulations
Our operations are subject to stringent and complex federal, state and local laws and regulations governing the environmental, health and safety aspects of our operations or otherwise relating to environmental protection. These laws and regulations impose numerous obligations and limitations on our operations, including:

•	requirements to obtain a permit or other approval before conducting regulated activities;

•	restrictions on the types, quantities and concentration of materials that can be released into the environment;

•	limitation or prohibition of activities on certain lands lying within wilderness, wetlands, and other protected areas;

•	requirements to comply with specific health and safety criteria addressing worker protection; and

•	the imposition of substantial liabilities for pollution resulting from our operations.
Such federal laws include (i) the Resource Conservation and Recovery Act, the Pollution Prevention Act and the Comprehensive Environmental Response, Compensation and Liability Act, governing solid and hazardous waste management, (ii) the Clean Air Act and the Clean Water Act, protecting air and water resources, and (iii) the Emergency Planning and Community Right-to-Know Act and Toxic Substances Control Act, governing the management of hazardous materials, in addition to analogous state laws. Numerous governmental authorities, such as the Environmental Protection Agency and corresponding state agencies, have the power to enforce compliance with these laws and regulations and the permits issued under them. Such enforcement actions often involve difficult and costly compliance measures or corrective actions. Failure to comply with these laws and regulations may result in the assessment of sanctions, including administrative, civil or criminal penalties, compensatory damages, the imposition of investigatory or remedial obligations, and the issuance of orders limiting or prohibiting some or all of our operations. In addition, we may experience delays in obtaining, or be unable to obtain, required permits, which may delay or interrupt our operations and limit our growth and revenue.
Certain environmental laws impose strict liability (i.e., no showing of “fault” is required) as well as joint and several liability for costs required to remediate and restore sites where hazardous substances, hydrocarbons or solid wastes have been stored or released. We may be required to remediate contaminated properties currently or formerly owned or operated by us, regardless of whether such contamination resulted from the conduct of others or from the consequences of our own actions that complied with applicable laws at the time those actions were taken. In connection with certain acquisitions, we could assume, or be required to provide indemnification against, environmental liabilities that could expose us to material losses. Furthermore, the existence of contamination at properties we own, lease or operate could result in increased operational costs or restrictions on our ability to use those properties as intended, including for mining purposes.
In certain instances, citizen groups also have the ability to bring legal proceedings against us if we are not in compliance with environmental laws, or to challenge our ability to receive environmental permits that we need to operate. In addition, claims for damages to persons or property, including natural resources, may result from the environmental, health and safety impacts of our operations. Our insurance may not cover all environmental risks and costs or may not provide sufficient coverage if an environmental claim is made against us. Moreover, public interest in the protection of the environment has increased dramatically in recent years. The trend of more expansive and stringent environmental legislation and regulations applied to the construction industry could continue, resulting in increased costs of doing business and consequently affecting profitability.
We have incurred, and may in the future incur, significant capital and operating expenditures to comply with such laws and regulations. To the extent laws are enacted or other governmental action is taken that restricts our operations or imposes more stringent and costly operating, waste handling, disposal and cleanup requirements, our business, prospects, financial condition or results of operations could be materially adversely affected.
We regularly monitor and review our operations, procedures, and policies for compliance with our operating permits and related laws and regulations. We believe that our operations and facilities, whether owned or leased, are in substantial compliance with applicable environmental laws and regulations and that any existing non-compliance is not likely to have a material adverse effect on our operations or financial condition.
Industrial operations, including equipment maintenance and storage, asphalt manufacturing and processing, underground storage tank usage, and other storage and use of hazardous materials and petroleum products, have been and/or are conducted at our facilities for, in some cases, more than 50 years. While we have conducted our operations in substantial compliance with applicable environmental laws, we have, from time to time, identified contamination associated with these activities at certain of our facilities. We have incurred costs for the investigation and remediation of hazardous substances and petroleum products identified at several facilities, and investigation and remediation activities are ongoing at others. We may also become subject to similar liabilities in connection with prior and future acquisitions. We do not believe that liabilities associated with known or potential contamination at any of our facilities will have a material adverse effect on our operations or financial condition.
Employees
As of September 30, 2018, we employed 572 salaried employees and 1,582 hourly employees. The total number of hourly personnel is subject to the volume of projects in progress and fluctuates on a seasonal basis. During fiscal year 2018, the number of hourly employees ranged from 1,323 to 1,595 employees and averaged 1,458 employees. We are not subject to any collective bargaining agreements with respect to any of our employees. We believe that we have strong relationships with our employees.

Our business is dependent upon a readily available supply of management, supervisory and field personnel. Attracting, training and retaining key personnel has been and will remain critical to our success. Through the use of our management information systems, on-the-job training, and educational seminars, employees are trained to understand the importance of project execution. We place additional focus on training related to estimating, project management and project cost control. Our crews typically specialize in a specific phase of construction, such as grading or paving, with each crew member assigned to a specific task in order to maximize daily production. A core tenet of our organizational philosophy is to promote from within and offer advancement opportunities at all levels of employment, which helps us retain talented employees. Moreover, we proactively recruit additional talent in both conventional and creative manners to fill open positions when promoting internally is not an option. Like others in our industry, we experience some recurring employee turnover; however, we historically have been able to attract sufficient numbers of personnel to support the growth of our operations. Nonetheless, we continue to face competition for experienced workers in all of our markets.
We place a high emphasis on the safety of the public, our customers and our employees. To that end, we conduct extensive safety training programs, which have allowed us to maintain a high safety level at our worksites. All newly-hired employees undergo an initial safety orientation, and for certain types of projects and processes, we conduct specific hazard training programs. Our project foremen and superintendents conduct on-site safety meetings, and our full-time safety inspectors make random site safety inspections and perform assessments. In addition, certain operational employees are required to complete a safety course approved by the Occupational Safety and Health Administration (“OSHA”) or the Mine Safety and Health Administration (“MSHA”), as applicable. Moreover, we promote a culture of safety by encouraging employees to immediately correct and report all unsafe conditions.
Website Information
The Company maintains a website at www.constructionpartners.net. Certain corporate governance information, SEC filings and other information of potential interest to our stockholders are available free of charge through the “Investors” page of the Company’s website. These include, for example, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These documents are made available as soon as reasonably practicable after they are filed with, or furnished to, the Securities and Exchange Commission (the “SEC”). Information on, or accessible through, the Company’s website is not part of or incorporated into this Annual Report on Form 10-K. We have included the website address only as an inactive textual reference and do not intend for it to be an active link to the website. We will provide paper copies of our periodic and current reports to stockholders free of charge upon written request to: Construction Partners, Inc., Attention: Corporate Secretary, 290 Healthwest Drive, Suite 2, Dothan, Alabama 36303.
Item 1A. Risk Factors.
An investment in our Class A common stock involves certain risks. You should carefully read and consider the following risks, as well as all of the other information contained in this Annual Report on Form 10-K, before making an investment decision. Our business, financial condition and results of operations could be materially and adversely affected by any of these risks. As a result, the trading price of our Class A common stock could decline, and you could lose all or part of your investment. The risks described below are not the only ones facing us. Additional risks not presently known to us or that we currently consider immaterial also may adversely affect us.
Risks Related to our Business
A significant slowdown or decline in economic conditions, particularly in the southeastern United States, could adversely impact our results of operations.
We currently operate in Alabama, Florida, Georgia, North Carolina and South Carolina. A significant slowdown or decline in economic conditions or uncertainty regarding the economic outlook in the United States generally, or in any of these states particularly, could result in reduced demand for infrastructure projects, which could materially adversely affect our financial condition, results of operations and liquidity. Demand for infrastructure projects depends on the overall condition of the national and local economies, the need for new or replacement infrastructure, the priorities placed on various projects funded by governmental entities and federal, state and local government spending levels. In particular, low tax revenues, credit rating downgrades, budget deficits and financing constraints, including timing and amount of federal funding and competing governmental priorities, could negatively impact the ability of government agencies to fund existing or new public infrastructure projects. For example, during the most recent recession, decreases in tax revenues reduced funding for infrastructure projects. In addition, any instability in the financial and credit markets could negatively impact our customers’ ability to pay us on a timely basis, or at all, for work on projects already in progress, could cause our customers to delay or cancel construction projects in our contract backlog and/or could create difficulties for customers to obtain adequate financing to fund new construction projects, including through the issuance of municipal bonds.

Our business is dependent on federal, state and local government spending for public infrastructure construction, and reductions in government funding could adversely affect our results of operations.
During the fiscal year ended September 30, 2018, we generated approximately 67% of our construction contract revenues from publicly funded construction projects at the federal, state and local levels. As a result, if publicly funded construction decreases due to reduced federal, state or local funding or otherwise, our financial condition, results of operations and liquidity could be materially adversely affected.
In January 2011, Congress repealed a 1998 transportation law that protected annual highway funding levels from amendments that could reduce such funding. This change subjected federal highway funding to annual appropriation reviews, which has increased the uncertainty of many state DOTs regarding the availability of highway project funds. This uncertainty could cause state DOTs to be reluctant to undertake large multiyear highway projects, which could, in turn, negatively affect our results of operations.
Federal highway bills provide spending authorizations that represent maximum amounts. Each year, Congress passes an appropriation act establishing the amount that can be used for particular programs. The annual funding level is generally tied to receipts of highway user taxes placed in the Highway Trust Fund (as defined in the FAST Act). Once Congress passes the annual appropriation, the federal government distributes funds to each state based on formulas or other procedures. States generally must spend these funds on the specific programs outlined in the federal legislation. In recent years, the Highway Trust Fund has faced insolvency as outlays have outpaced revenues. Annual shortfalls have been addressed primarily by short-term measures, including the transfer of funds from the General Fund (as defined in the FAST Act) into the Highway Trust Fund. As a result, we cannot be assured of the existence, timing or amount of future federal highway funding. Any reduction in federal highway funding, particularly in the amounts allocated to Alabama, Florida, Georgia, North Carolina and South Carolina, could have a material adverse effect on our results of operations.
Each state funds its infrastructure spending from specially allocated amounts collected from various taxes, typically fuel taxes and vehicle fees, as well as from voter-approved bond programs. Shortages in state tax revenues can reduce the amount spent on state infrastructure projects. Delays in state infrastructure spending can adversely affect our business. Many states have experienced state-level funding pressures caused by lower tax revenues and an inability to finance approved projects. Prior to the FAST Act, states took on a larger role in funding sustained infrastructure investment. During the past three years, many states have again taken on a significantly larger role in funding infrastructure investment, including initiating special-purpose taxes and increased fuel taxes.
While the current administration has announced an infrastructure stimulus plan, we cannot predict the impact, if any, that it or other proposed changes in law and regulations may have on our business.
We derive a significant portion of our revenues from state DOTs. The loss of our ability to competitively bid for certain projects or successfully contract with state DOTs could have a material adverse effect on our business.
Our largest customers are state DOTs. During the fiscal year ended September 30, 2018, the Alabama DOT and the North Carolina DOT accounted for 15.1% and 13.3% of our revenues, respectively, and projects performed for all DOTs accounted for 42.9% of revenues. We believe that we will continue to rely on state DOTs for a substantial portion of our revenues for the foreseeable future. The loss or reduction of our ability to competitively bid for certain projects or successfully contract with a state DOT could have a material adverse effect on our financial condition, results of operation and liquidity. See Note 3 - Significant Accounting Policies, Concentration of Risks, to the consolidated financial statements for the fiscal year ended September 30, 2018 included elsewhere in this Annual Report on Form 10-K, for information relating to concentrations of revenues by type of customer and for a description of our largest customers.

Government contracts generally are subject to a variety of governmental regulations, requirements and statutes, the violation or alleged violation of which could have a material adverse effect on our business.
During the fiscal year ended September 30, 2018, approximately 67% of our construction contract revenues were derived from contracts funded by federal, state and local governmental agencies. Our contracts with these governmental agencies are generally subject to specific procurement regulations, contract provisions and a variety of socioeconomic requirements relating to their formation, administration, performance and accounting and often include express or implied certifications of compliance. Further, government contracts typically provide for termination at the convenience of the customer with requirements to pay us for work performed through the date of termination. We may be subject to claims for civil or criminal fraud for actual or alleged violations of these various governmental regulations, requirements or statutes. In addition, we may also be subject to qui tam litigation brought by private individuals on behalf of the government under the Federal Civil False Claims Act, which could include claims for treble damages. Further, if we fail to comply with any of these various governmental regulations, requirements or statutes, or if we have a substantial number of accumulated OSHA, MSHA or other workplace safety violations, our existing government contracts could be terminated, and we could be suspended from government contracting or subcontracting, including federally funded projects at the state level. Even if we have not violated these various governmental regulations, requirements or statutes, allegations of violations or defending qui tam litigation could harm our reputation and require us to incur material costs to defend any such allegations or lawsuits. Should one or more of these events occur, it could have a material adverse effect on our financial condition, results of operations, cash flow and liquidity.
If we do not comply with certain federal or state laws, we could be suspended or debarred from government contracting, which could have a material adverse effect on our business.
Various statutes to which our operations are subject, including the Davis-Bacon Act (regulating wages and benefits), the Walsh-Healy Act (prescribing a minimum wage and regulating overtime and working conditions), Executive Order 11246 (establishing equal employment opportunity and affirmative action requirements) and the Drug-Free Workplace Act, provide for mandatory suspension and/or debarment of contractors in certain circumstances involving statutory violations. In addition, the Federal Acquisition Regulation and various state statutes provide for discretionary suspension and/or debarment in certain circumstances, including as a result of being convicted of, or being found civilly liable for, fraud or a criminal offense in connection with obtaining, attempting to obtain or performing a public contract or subcontract. The scope and duration of any suspension or debarment may vary depending upon the facts of a particular case and the statutory or regulatory grounds for debarment. Any suspension or debarment from government contracting could have a material adverse effect on our financial condition, results of operations or liquidity.
If we are unable to accurately estimate the overall risks, revenues or costs on our projects, we may incur contract losses or achieve lower than anticipated profits.
Pricing on a fixed unit price contract is based on approved quantities irrespective of our actual costs, and contracts with a fixed total price require that the work be performed for a single price irrespective of our actual costs. We only generate profits on fixed unit price and fixed total price contracts when our revenues exceed our actual costs, which requires us to accurately estimate our costs, to control actual costs and to avoid cost overruns. If our cost estimates are too low or if we do not perform the contract within our cost estimates, then cost overruns may cause us to incur a loss or cause the contract not to be as profitable as we expected. The costs incurred and profit realized, if any, on our contracts can vary, sometimes substantially, from our original projections due to a variety of factors, including, but not limited to:

•	the failure to include materials or work in a bid, or the failure to estimate properly the quantities or costs needed to complete a fixed total price contract;

•	delays caused by weather conditions or otherwise failing to meet scheduled acceptance dates;

•	contract or project modifications or conditions creating unanticipated costs that are not covered by change orders;

•	changes in the availability, proximity and costs of materials, including liquid asphalt cement, aggregates and other construction materials, as well as fuel and lubricants for our equipment;

•	to the extent not covered by contractual cost escalators, variability and inability to predict the costs of purchasing diesel, liquid asphalt and cement;

•	the availability and skill level of workers;

•	the failure by our suppliers, subcontractors, designers, engineers or customers to perform their obligations;

•	fraud, theft or other improper activities by our suppliers, subcontractors, designers, engineers, customers or our own personnel;

•	mechanical problems with our machinery or equipment;

•	citations issued by a government authority, including OSHA or MSHA citations;

•	difficulties in obtaining required government permits or approvals;

•	changes in applicable laws and regulations;

•	uninsured claims or demands from third parties for alleged damages arising from the design, construction or use and operation of a project of which our work is part; and

•	public infrastructure customers seeking to impose contractual risk-shifting provisions that result in increased risks to us.
These factors, as well as others, may cause us to incur losses, which could have a material adverse effect on our financial condition, results of operations or liquidity.
Because our industry is capital-intensive and we have significant fixed and semi-fixed costs, our profitability is sensitive to changes in volume.
The property, plants and equipment needed to produce our products and provide our services can be very expensive. We must spend a substantial amount of capital to purchase and maintain such property, plants and equipment. Although we believe our current cash balance, along with our projected internal cash flows and available financing sources, will provide sufficient cash to support our currently anticipated operating and capital needs, if we are unable to generate sufficient cash to purchase and maintain the property, plants and equipment necessary to operate our business, we may be required to reduce or delay planned capital expenditures or to incur additional indebtedness. In addition, due to the level of fixed and semi-fixed costs associated with our business, particularly at our HMA production facilities, volume decreases could have a material adverse effect on our financial condition, results of operations or liquidity.
The cancellation of a significant number of contracts, our disqualification from bidding for new contracts and the unpredictable timing of new contracts could have a material adverse effect on our business.
We could be prohibited from bidding on certain government contracts if we fail to maintain qualifications required by those entities. In addition, government contracts typically can be canceled at any time with us receiving payment only for the work completed. The cancellation of an unfinished contract, or our disqualification from the bidding process, could result in lost revenues and cause our equipment to be idled for a significant period of time until other comparable work becomes available. Additionally, the timing of project awards is unpredictable and outside of our control. Project awards, including expansions of existing projects, often involve complex and lengthy negotiations and competitive bidding processes.
The success of our business depends, in part, on our ability to execute on our acquisition strategy, to successfully integrate acquired businesses and to retain key employees of acquired businesses.
Over the past 17 years, we have acquired and integrated 16 complementary businesses, which have contributed to a significant portion of our growth. We continue to evaluate strategic acquisition opportunities that have the potential to support and strengthen our business, including acquisitions in states in the southeastern United States, as part of our ongoing growth strategy. We expect to evaluate, negotiate and enter into possible acquisition transactions on an ongoing basis in the future. We expect to regularly make non-binding acquisition proposals, and we may enter into non-binding, confidential letters of intent from time to time in the future. We cannot predict the timing or size of any future acquisitions. To successfully acquire a significant target, we may need to raise additional equity and/or indebtedness, which could increase our leverage level. There can be no assurance that we will enter into definitive agreements with respect to any contemplated transaction or that any contemplated transaction will be completed. The investigation of acquisition candidates and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If we fail to complete any acquisition for any reason, including events beyond our control, the costs incurred up to that point for the proposed acquisition likely would not be recoverable.

Acquisitions typically require integration of the acquired company’s estimation, project management, finance, information technology, risk management, purchasing and fleet management functions. We may be unable to successfully integrate an acquired business into our existing business, and an acquired business may not be as profitable as we had expected or at all. Our inability to successfully integrate new businesses in a timely and orderly manner could increase costs, reduce profits or generate losses. Factors affecting the successful integration of an acquired business include, but are not limited to, the following:

•
we may become liable for certain liabilities of an acquired business, whether or not known to us, which could include, among others, tax liabilities, product liabilities, environmental liabilities and liabilities for employment practices;

•	we may not be able to retain local managers and key employees who are important to the operations of an acquired business;

•	substantial attention from our senior management and the management of an acquired business may be required, which could decrease the time that they have to service and attract customers;

•	we may not effectively utilize new equipment that we acquire through acquisitions;

•	the complete integration of an acquired company depends, to a certain extent, on the full implementation of our financial and management information systems, business practices and policies; and

•
we may actively pursue a number of opportunities simultaneously and we may encounter unforeseen expenses, complications and delays, including difficulties in employing sufficient staff and maintaining operational and management oversight.

Acquisitions involve risks that the acquired business will not perform as expected and that business judgments concerning the value, strengths and weaknesses of the acquired business will prove incorrect. In addition, potential acquisition targets may be in states in which we do not currently operate, which could result in unforeseen operating difficulties and difficulties in coordinating geographically dispersed operations, personnel and facilities. In addition, if we enter into new geographic markets, we may be subject to additional and unfamiliar legal and regulatory requirements.
We cannot guarantee that we will achieve synergies and cost savings in connection with future acquisitions. Many of the businesses that we previously acquired, and businesses that we may acquire in the future, could have unaudited financial statements that are prepared by management and are not independently reviewed or audited. We cannot guarantee that such financial statements would not be materially different if such statements were independently reviewed or audited. We cannot guarantee that we will continue to acquire businesses at valuations consistent with our prior acquisitions or that we will complete future acquisitions at all. We cannot guarantee that there will be attractive acquisition opportunities at reasonable prices, that financing will be available or that we can successfully integrate acquired businesses into our existing operations. In addition, our results of operations from these acquisitions could, in the future, result in impairment charges for any of our intangible assets, including goodwill or other long-lived assets, particularly if economic conditions worsen unexpectedly. Our inability to effectively manage the integration of our completed and future acquisitions could prevent us from realizing expected rates of return on an acquired business and could have a material and adverse effect on our financial condition, results of operations or liquidity.
We may lose business to competitors that underbid us, and we may be unable to compete favorably in our highly competitive industry.
Most of our project awards are determined through a competitive bidding process in which price is the determining factor. Because of the high cost of transporting HMA, our ability to win a project award is often influenced by the distance between a work site and our HMA plants. We compete against multiple competitors in all of the markets in which we operate, most of which are local or regional operators. Some of our competitors are larger than we are, are vertically integrated and/or have similar or greater financial resources than we do. As a result, our competitors may be able to bid at lower prices than we can due to the location of their plants or as a result of their size or vertical-integration advantages. Government funding for public infrastructure projects is limited, thus contributing to competition for the limited number of public projects available. An increase in competition may result in a decrease in new project awards to us at acceptable profit margins. In addition, in the event of a downturn in private residential and commercial construction, the competition for available public infrastructure projects could intensify, which could materially and adversely impact our financial condition, results of operations or liquidity.

We may be unable to obtain or maintain sufficient bonding capacity, which could materially adversely affect our business.
A significant number of our contracts require performance and payment bonds. Our ability to obtain performance and payment bonds primarily depends upon our capitalization, working capital, past performance, management expertise, reputation and certain external factors, including the overall capacity of the surety market. If we are unable to renew or obtain a sufficient level of bonding capacity in the future, we may be precluded from being able to bid for certain projects or successfully contract with certain customers. In addition, even if we are able to successfully renew or obtain performance or payment bonds, we may be required to post letters of credit in connection with such bonds, which could negatively affect our liquidity and results of operations.
It is standard for sureties to issue or continue bonds on a project-by-project basis, and they can decline to do so at any time or require the posting of additional collateral as a condition thereto. Events that adversely affect the insurance and bonding markets generally may result in bonding becoming more difficult or costly to obtain in the future. If we were to experience an interruption or reduction in the availability of our bonding capacity as a result of these or any other reasons, or if bonding costs were to increase, we may be unable to compete for certain projects that require bonding, which would materially and adversely affect our financial condition, results of operations or liquidity.
Our business is seasonal and subject to adverse weather conditions, which can adversely impact our business.
Our construction operations occur outdoors. As a result, seasonal changes and adverse weather conditions can adversely affect our business operations through a decline in both the use and production of HMA, a decline in the demand for our construction services and alterations and delays in our construction schedules. Adverse weather conditions, such as extended snowy, rainy or cold weather in the winter, spring or fall can reduce demand for our products and reduce sales or render our contracting operations less efficient, resulting in under-utilization of crews and equipment and lower contract profitability. Major weather events, such as hurricanes, tornadoes, tropical storms and heavy snows, could also adversely affect our revenues and profitability.
We depend on information technology, and our systems and infrastructure face certain risks, including cybersecurity risks and data leakage risks.
We are dependent on information technology systems and infrastructure that could be damaged or interrupted by a variety of factors. Any significant breach, breakdown, destruction or interruption of these systems by employees, others with authorized access to our systems or unauthorized persons has the potential to negatively affect our operations. There is also a risk that we could experience a business interruption, theft of information or reputational damage as a result of a cyberattack, such as the infiltration of a data center, or data leakage of confidential information either internally or at our third-party providers. Although we have invested in the protection of our data and information technology to reduce these risks and periodically test the security of our information systems network, there can be no assurance that our efforts will prevent breakdowns or breaches in our systems that could have a material adverse effect on our financial condition, results of operations and liquidity.
Design-build contracts subject us to the risk of design errors and omissions.
Design-build contracts are used as a method of project delivery that provides the owner with a single point of responsibility for both design and construction. We generally subcontract design responsibility to architectural and engineering firms. However, in the event of a design error or omission that causes damages, there is a risk that the subcontractor and/or its errors and omissions insurance would not be able to absorb the full amount of the liability incurred. In this case, we may be responsible for the liability, resulting in a potentially material adverse effect on our financial position, results of operations, cash flows and liquidity.
Our continued success requires us to hire, train and retain qualified personnel and subcontractors in a competitive industry.
The success of our business depends upon our ability to attract, train and retain qualified, reliable personnel, including, but not limited to, our executive officers and key management personnel. Additionally, the successful operation of our business depends upon engineers, project management personnel, other employees and qualified subcontractors who possess the necessary and required experience and expertise and who will perform their respective services at a reasonable and competitive rate. Competition for these and other experienced personnel is intense, and it may be difficult to attract and retain qualified individuals with the requisite expertise and in the timeframe demanded by our clients. In certain geographic areas, for example, we may not be able to satisfy the demand for our services because of our inability to successfully hire, train and retain qualified personnel. Also, it could be difficult to replace personnel who hold government-granted eligibility that may be required to obtain certain government projects and/or who have significant government contract experience.
As some of our executives and other key personnel approach retirement age, we must provide for smooth transitions, which may require that we devote time and resources to identify and integrate new personnel into vacant leadership roles and other key positions. If we are unable to attract and retain a sufficient number of skilled personnel or effectively implement appropriate succession plans, our ability to pursue projects and our strategic plan may be adversely affected, the costs of executing both our existing and future projects may increase and our financial performance may decline.
In addition, the cost of providing our services, including the extent to which we utilize our workforce, affects our profitability. For example, the uncertainty of contract award timing can present difficulties in matching our workforce size with our contracts. If an expected contract award is delayed or not received, we could incur costs resulting from excess staff or redundancy of facilities that could have a material adverse impact on our business, financial condition and results of operations.
We depend on third parties for equipment and supplies essential to operate our business.
We rely on third parties to sell or lease properties, plants and equipment to us and to provide us with supplies, including liquid asphalt cement, aggregates and other construction materials (such as stone, gravel and sand), necessary for our operations. We cannot assure you that our favorable working relationships with our suppliers will continue in the future. In addition, there have historically been periods of supply shortages in our industry.
The inability to purchase or lease the properties, plants or equipment that are necessary for our operations could severely impact our business. If we lose our supply contracts and receive insufficient supplies from third parties to meet our customers’ needs, or if our suppliers experience price increases or disruptions to their business, such as labor disputes, supply shortages or distribution problems, our business, financial condition, results of operations, liquidity and cash flows could be materially and adversely affected.
We consume natural gas, electricity, diesel fuel, liquid asphalt and other petroleum-based resources that are subject to potential reliability issues, supply constraints and significant price fluctuations, which could have a material adverse effect on our financial condition, results of operations and liquidity.
In our production and distribution processes, we consume significant amounts of natural gas, electricity, diesel fuel, liquid asphalt and other petroleum-based resources. The availability and pricing of these resources are subject to market forces that are beyond our control, such as unavailability due to refinery turnarounds, higher prices charged for petroleum-based products, and other factors. Furthermore, we are vulnerable to any reliability issues experienced by our suppliers, which also are beyond our control. Our suppliers contract separately for the purchase of such resources, and our sources of supply could be interrupted if our suppliers are unable to obtain these materials due to higher demand or other factors that interrupt their availability. Additionally, increases in the costs of fuel and other petroleum-based products utilized in our operations, particularly increases following a bid based on lower costs for such products, could result in a lower profit, or a loss, on a contract. Variability in the supply and prices of these resources could have a material adverse effect on our financial condition, results of operations and liquidity.
Our contract backlog is subject to reductions in scope and cancellations and therefore could be an unreliable indicator of our future earnings.
At September 30, 2018, our contract backlog was $594.4 million, compared to $549.9 million at September 30, 2017. Our contract backlog generally consists of construction projects for which we either have an executed contract or commitment with a client or where we are the current low bid. Contract backlog does not include external sales of HMA and aggregates. Moreover, our contract backlog reflects our expected revenues from the contract, commitment or bid, which is often subject to revision over time. We cannot guarantee that the revenues projected in our contract backlog will be realized or, if realized, will be profitable. Projects reflected in our contract backlog may be affected by project cancellations, scope adjustments, time extensions or other changes. Such changes may adversely affect the revenues and profit we ultimately realize on these projects.
Failure of our subcontractors to perform as expected could have a negative impact on our results.
We rely on third-party subcontractors to perform some of the work on many of our contracts, but we are ultimately responsible for the successful completion of their work. Although we seek to require bonding or other forms of guarantees from our subcontractors, we are not always able to obtain such bonds or guarantees. In situations where we are unable to obtain a bond or guarantee, we may be responsible for the failures on the part of our subcontractors to perform as anticipated, resulting in a potentially adverse impact on our cash flows and liquidity. In addition, if the total costs of a project exceed our original estimates, we could experience reduced profits or a loss for that project, which could have an adverse impact on our financial position, results of operations, cash flows and liquidity.

The construction services industry is highly schedule-driven, and our failure to meet the schedule requirements of our contracts could adversely affect our reputation and/or expose us to financial liability.
In some instances, including in the case of many of our fixed unit price contracts, we guarantee that we will complete a project by a certain date. Any failure to meet contractual schedule or completion requirements set forth in our contracts could subject us to responsibility for costs resulting from the delay, generally in the form of contractually agreed-upon liquidated damages, liability for our customer’s actual costs arising out of our delay, reduced profits or a loss on that project, damage to our reputation and a material adverse impact to our financial position, results of operations, cash flows and liquidity.
Increasing restrictions on securing aggregate reserves could have a negative impact on our future results of operations.
Increasingly strict regulations and the limited nature of properties containing useful aggregate reserves have made it increasingly challenging and costly to obtain aggregate reserves. Although we have been able to obtain adequate reserves to support our business in the past, our financial position, results of operations, cash flows and liquidity may be adversely affected by increasingly strict regulations.
Force majeure events, such as natural disasters and terrorist attacks, and unexpected equipment failures could negatively impact our business, which may affect our financial condition, results of operations or cash flows.
Force majeure events, such as terrorist attacks or natural disasters, have impacted, and could continue to negatively impact, the United States economy and the markets in which we operate. As an example, from time to time, we face unexpected severe weather conditions, evacuation of personnel and curtailment of services, increased labor and material costs or shortages, inability to deliver materials, equipment and personnel to work sites in accordance with contract schedules and loss of productivity. We seek to include language in our private client contracts that grants us certain relief in connection with force majeure events, and we attempt to mitigate the potential impact arising from force majeure events in both public and private client contracts. However, the extra costs incurred as a result of these events may not be reimbursed by our clients, and we remain obligated to perform our services after most extraordinary events, subject to any relief that may be available pursuant to a force majeure clause.
Additionally, our manufacturing processes are dependent upon critical pieces of equipment, such as our HMA plants. This equipment, on occasion, may be out of service as a result of unanticipated failures or damage. Any significant interruption in production capability may require us to make significant capital expenditures to remedy problems or damage and cause us to lose revenues due to lost production time.
These force majeure events may affect our operations or those of our customers or suppliers and could impact our revenues, production capability and ability to complete contracts in a timely manner.
A failure to obtain or maintain adequate insurance coverage could adversely affect our results of operations.
As part of our overall risk management strategy and pursuant to requirements to maintain specific coverage that are contained in our financing agreements and in a majority of our contracts, we have obtained and maintain insurance coverage.
Although we have been able to obtain reasonably priced insurance coverage to meet our requirements in the past, there is no assurance that we will be able to do so in the future. For example, catastrophic events can result in decreased coverage limits, more limited coverage, and increased premium costs or deductibles. If we are unable to obtain adequate insurance coverage, we may not be able to procure certain contracts, which could materially adversely affect our financial position, results of operations, cash flows or liquidity.
We could incur material costs and losses as a result of claims that our products do not meet regulatory requirements or contractual specifications.
We provide our customers with products designed to comply with building codes or other regulatory requirements, as well as any applicable contractual specifications, including, but not limited to, durability, compressive strength and weight-bearing capacity. If our products do not satisfy these requirements and specifications, material claims may arise against us, our reputation could be damaged and, if any such claims are for an uninsured, non-indemnified or product-related claim, resolution of such claim against us could have a material adverse effect on our financial condition, results of operations or liquidity.

Environmental, health and safety laws and regulations and any changes to, or liabilities arising under, such laws and regulations could have a material adverse effect on our financial condition, results of operations and liquidity.
Our operations are subject to stringent and complex federal, state and local laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection and public health and safety. These laws and regulations impose numerous obligations applicable to our operations, including: a requirement to obtain a permit or other approval before conducting regulated activities; restrictions on the types, quantities and concentration of materials that can be released into the environment; limitation or prohibition of activities on certain lands lying within wilderness, wetlands, and other protected areas; application of specific health and safety criteria addressing worker protection; and imposition of substantial liabilities for pollution resulting from our operations. Numerous government authorities, such as the U.S. Environmental Protection Agency (the “EPA”) and analogous state agencies, have the power to enforce compliance with these laws and regulations and the permits issued under them. Such enforcement actions often involve difficult and costly compliance measures or corrective actions. Failure to comply with these laws and regulations may result in the assessment of sanctions, including administrative, civil or criminal penalties, compensatory damages, the imposition of investigatory or remedial obligations, and the issuance of orders limiting or prohibiting some or all of our operations. In addition, we may experience delays in obtaining, or be unable to obtain, required permits, which may delay or interrupt our operations and limit our growth and revenue.
Certain environmental laws impose strict liability (i.e., no showing of “fault” is required) or joint and several liability for costs required to remediate and restore sites where hazardous substances, hydrocarbons or solid wastes have been stored or released. We may be required to remediate contaminated properties currently or formerly owned or operated by us or third-party facilities that received waste generated by our operations, regardless of whether such contamination resulted from the conduct of others or from the consequences of our own actions that were in compliance with all applicable laws at the time those actions were taken. In connection with certain acquisitions, we could assume, or be required to provide indemnification against, environmental liabilities that could expose us to material losses. Furthermore, the existence of contamination at properties we own, lease or operate could result in increased operational costs or restrictions on our ability to use those properties as intended, including for mining purposes.
In certain instances, citizen groups also have the ability to bring legal proceedings against us if we are not in compliance with environmental laws, or to challenge our ability to receive environmental permits that we need to operate. In addition, claims for damages to persons or property, including natural resources, may result from the environmental, health and safety impacts of our operations. Our insurance may not cover all environmental risks and costs or may not provide sufficient coverage if an environmental claim is made against us. Moreover, public interest in the protection of the environment has increased dramatically in recent years. The trend of more expansive and stringent environmental legislation and regulations applied to our industry could continue, resulting in increased costs of doing business and, consequently, affecting profitability.
The risks associated with climate change, as well as climate change legislation and regulations, could adversely affect our operations and financial condition.
The physical risks of climate change, such as more frequent or more extreme weather events, changes in temperature and precipitation patterns, changes to ground and surface water availability and other related phenomena, could affect some, or all, of our operations. Severe weather or other natural disasters could be destructive, which could result in increased costs, including supply chain costs.
In addition, a number of governmental bodies have finalized, proposed or are contemplating legislative and regulatory actions in response to growing concerns about climate change. In recent years, federal, state and local governments have taken steps to reduce emissions of greenhouse gases. The EPA has finalized a series of greenhouse gas monitoring, reporting and emissions control rules for certain large sources of greenhouse gases, and the U.S. Congress has, from time to time, considered adopting legislation to reduce greenhouse gas emissions. Nearly half of the states have already taken measures to reduce greenhouse gas emissions, primarily through the development of greenhouse gas emission inventories and/or regional greenhouse gas cap-and-trade programs. Whether or not the United States participates in international commitments to reduce greenhouse gas emissions at the federal level, many state and local officials have announced their commitment to upholding such commitments.
Although it is not possible at this time to predict how future legislation or regulations to address greenhouse gas emissions would impact our business, any such laws and regulations imposing reporting obligations on, or limiting emissions of greenhouse gases from, our equipment and operations, could require us to incur costs to reduce greenhouse gas emissions associated with our operations. Because we emit greenhouse gases through the manufacture of HMA products and through the combustion of fossil fuels as part of our mining and road construction services, such laws and regulations could have a material adverse effect on our operating results and financial condition.

Our operations are subject to special hazards that may cause personal injury or property damage, subjecting us to liabilities and possible losses that may not be covered by insurance.
Operating hazards inherent in our business, some of which may be outside our control, can cause personal injury and loss of life, damage to or destruction of property, plant and equipment and environmental damage. We maintain insurance coverage in amounts and against risks that we believe are consistent with industry practice, but this insurance may be inadequate or unavailable to cover all losses or liabilities we may incur in our operations. Our insurance policies are subject to varying levels of deductibles. Losses up to our deductible amounts are accrued based upon our estimates of the ultimate liability for claims incurred and an estimate of claims incurred but not reported. However, liabilities subject to insurance are difficult to estimate due to unknown factors, including the severity of an injury, the determination of our liability in proportion to other parties, the number of unreported incidents and the effectiveness of our safety programs. If we were to experience insurance claims or costs above our estimates, we may be required to use working capital to satisfy these claims rather than using working capital to maintain or expand our operations.
Our substantial indebtedness could adversely affect our financial condition and prevent us from fulfilling our obligations.
Construction Partners Holdings, Inc. (“Construction Partners Holdings”), our wholly owned subsidiary, is party to a credit agreement with Compass Bank, as agent, sole lead arranger and sole bookrunner (as amended, the “Compass Credit Agreement”). The Compass Credit Agreement provides for a $72.0 million term loan (the “Compass Term Loan”) and a $30.0 million revolving credit facility (the “Compass Revolving Credit Facility”). We guarantee the obligations under the Term Loan and the Revolving Credit Facility. A significant portion of our cash flow will be required to pay interest and principal on our outstanding indebtedness, and we may be unable to generate sufficient cash flow from operations, or have future borrowings available, to enable us to repay our indebtedness or to fund other liquidity needs. This level of indebtedness could have important consequences, including the following:

•
we may be required to use a significant percentage of our cash flow from operations for debt service and the repayment of our indebtedness, and any such cash flow would not be available for other purposes;

•	our ability to borrow money or issue equity to fund our working capital, capital expenditures, acquisitions and debt service requirements may be limited;

•	our interest expense could increase if interest rates in general increase because a portion of our indebtedness bears interest at floating rates;

•	our flexibility in planning for or reacting to changes in our business and future business opportunities may be limited;

•	we may be more highly leveraged than some of our competitors, which may place us at a competitive disadvantage;

•	we may be more vulnerable to a downturn in our business or the economy; and

•	our ability to exploit business opportunities may be limited.
Despite our substantial indebtedness, we and our subsidiaries may still be able to incur additional debt. This could reduce our ability to satisfy our current obligations and further exacerbate the risks to our financial condition described above.
At September 30, 2018, we had $57.3 million outstanding under the Term Loan and $5.0 million outstanding under the Revolving Credit Facility. In addition, we and our subsidiaries may be able to incur significant additional indebtedness in the future, and we may do so, among other reasons, to fund acquisitions as part of our growth strategy. Although the Compass Credit Agreement contains restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, and we could incur substantial additional indebtedness in compliance with these restrictions.

The Compass Credit Agreement restricts our ability and the ability of our subsidiaries to engage in some business and financial transactions.
The Compass Credit Agreement contains a number of covenants that limit our ability and the ability of our subsidiaries to: incur additional indebtedness or guarantees; create liens on assets; change our or our subsidiaries' fiscal year; enter into sale and leaseback transactions; enter into certain restrictive agreements; engage in mergers or consolidations; participate in partnerships and joint ventures; sell assets; incur additional liens; pay dividends or distributions and make other restricted payments; make investments, loans or advances; repay or amend terms of subordinated indebtedness; make certain acquisitions; enter into certain operating leases; enter into certain hedge transactions; amend material contracts; and engage in certain transactions with affiliates.
The Compass Credit Agreement also requires us to maintain a fixed charge coverage ratio and a consolidated leverage ratio and contains certain customary representations and warranties, affirmative covenants and events of default (including, among others, an event of default upon a change of control). If an event of default occurs, the lenders under the Compass Credit Agreement will be entitled to take various actions, including the acceleration of amounts due thereunder and all actions permitted to be taken by a secured creditor. Our failure to comply with our obligations under the Compass Credit Agreement may result in an event of default under the Compass Credit Agreement. A default, if not cured or waived, may permit acceleration of our indebtedness. If our indebtedness is accelerated, we cannot be certain that we will have sufficient funds available to pay the accelerated indebtedness or that we will have the ability to refinance the accelerated indebtedness on terms favorable to us or at all.
We may need to raise additional capital in the future for working capital, capital expenditures and/or acquisitions, and we may not be able to do so on favorable terms or at all, which would impair our ability to operate our business or achieve our growth objectives.
Our ongoing ability to generate cash is important for the funding of our continuing operations, making acquisitions and servicing our indebtedness. To the extent that existing cash balances and cash flow from operations, together with borrowing capacity under our Revolving Credit Facility, are insufficient to make investments or acquisitions or provide needed working capital, we may require additional financing from other sources. Our ability to obtain such additional financing in the future will depend in part upon prevailing capital market conditions, as well as conditions in our business and our operating results, and those factors may affect our efforts to arrange additional financing on terms that are acceptable to us. Furthermore, if global economic, political or other market conditions adversely affect the financial institutions that provide credit to us, it is possible that our ability to draw upon our Revolving Credit Facility may be impacted. If adequate funds are not available, or are not available on acceptable terms, we may not be able to make future investments, take advantage of acquisitions or other opportunities, or respond to competitive challenges, resulting in loss of market share, each of which could have a material adverse impact on our financial position, results of operations, cash flows and liquidity.
We may be unable to identify and contract with qualified Disadvantaged Business Enterprise contractors to perform as subcontractors.
Some of our contracts with governmental agencies contain minimum Disadvantaged Business Enterprise (“DBE”) participation clauses, which require us to maintain a requisite level of DBE participation. If we fail to obtain or maintain such requisite level of DBE participation, we could be held responsible for breach of contract. Such breach may result in the placement of restrictions on our ability to bid on future projects as well as monetary damages. To the extent we are responsible for monetary damages, the total costs of the project could exceed our original estimates, we could experience reduced profits or a loss for that project and there could be a material adverse impact to our financial position, results of operations, cash flows or liquidity.
Failure to maintain safe work sites could result in significant losses, which could materially affect our business and reputation.
Because our employees and others are often in close proximity with mechanized equipment, moving vehicles, chemical substances and dangerous manufacturing processes, our construction and maintenance sites are potentially dangerous workplaces. Therefore, safety is a primary focus of our business and is critical to our reputation and performance. Many of our clients require that we meet certain safety criteria to be eligible to bid on contracts, and some of our contract fees or profits are subject to satisfying safety criteria. Unsafe work conditions also can increase employee turnover, which increases project costs and therefore our overall operating costs. If we fail to implement safety procedures or implement ineffective safety procedures, our employees could be injured, and we could be exposed to investigations and possible litigation. Our failure to maintain adequate safety standards through our safety programs could also result in reduced profitability or the loss of projects or clients, and could have a material adverse impact on our financial position, results of operations, cash flows or liquidity.

In connection with acquisitions, we have recorded goodwill that could become impaired and adversely affect our operating results. Assessing whether impairment has occurred requires us to make significant judgments and assumptions about the future, which are inherently subject to risks and uncertainties, and if actual events turn out to be materially less favorable than the judgments we make and the assumptions we use, we may be required to record impairment charges in the future.
At September 30, 2018 and September 30, 2017, we had $32.9 million and $30.6 million, respectively, of goodwill recorded on our Consolidated Balance Sheets. We assess goodwill for impairment annually or more often if required. Our assessments involve a number of estimates and assumptions that are inherently subjective and require significant judgment regarding highly uncertain matters that are subject to change. The use of different assumptions or estimates could materially affect the determination as to whether or not an impairment has occurred. In addition, if future events are less favorable than what we assumed or estimated in our impairment analysis, we may be required to record an impairment charge, which could have a material impact on our consolidated financial statements.
Our earnings are affected by the application of accounting standards and our critical accounting policies, which involve subjective judgments and estimates by our management. Our actual results could differ from the estimates and assumptions used to prepare our consolidated financial statements.
The accounting standards we use in preparing our financial statements are often complex and require that we make significant estimates and assumptions in interpreting and applying those standards. These estimates and assumptions affect the reported values of assets, liabilities, revenues and expenses, and the disclosure of contingent liabilities. We make critical estimates and assumptions involving accounting matters, including our revenue recognition, contracts receivable including retainage, valuation of long-lived assets and goodwill, income taxes, accrued insurance costs and share-based payments and other equity transactions. These estimates and assumptions involve matters that are inherently uncertain and require us to make subjective and complex judgments. If we used different estimates and assumptions or used different ways to determine these estimates, our financial results could differ.
Our actual business and financial results could differ from our estimates of such results, which could have a material negative impact on our financial condition and reported results of operations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates.”
The percentage-of-completion method of accounting for contract revenues involves significant estimates that may result in material adjustments, which could result in a charge against our earnings.
We recognize contract revenues using the percentage-of-completion accounting method. Under this method, revenues are recognized as costs are incurred in an amount equal to cost plus the related expected profit based on the ratio of costs incurred to estimated final costs. Contract costs consist of direct costs on contracts, including labor, materials, amounts payable to subcontractors and those indirect costs related to contract performance, such as equipment costs, insurance and employee benefits. Contract cost is recorded as incurred, and revisions in contract revenues and cost estimates are reflected in the accounting period when known. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions and estimated profitability, including those changes arising from contract change orders, penalty provisions and final contract settlements, may result in revisions to costs and income and are recognized in the period in which the revisions are determined. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Estimated contract losses are recognized in full when determined. Total contract revenues and cost estimates are reviewed and revised at a minimum on a quarterly basis as the work progresses and as change orders are approved. Adjustments based upon the percentage-of-completion method are reflected in contract revenues in the period when these estimates are revised. To the extent that these adjustments result in an increase or a reduction in or an elimination of previously reported contract profit, we recognize a credit or a charge against current earnings, as applicable. Such credits or charges could be material and could cause our results to fluctuate materially from period to period.
Accounting for our contract-related revenues and costs, as well as other expenses, requires management to make a variety of significant estimates and assumptions. Although we believe we have the experience and processes to enable us to formulate appropriate assumptions and produce reasonably dependable estimates, these assumptions and estimates may change significantly in the future and could result in the reversal of previously recognized revenues and profit. Such changes could have a material adverse effect on our financial position and results of operations.

Risks Related to Ownership of Our Class A Common Stock
The dual class structure of our common stock has the effect of concentrating voting control with SunTx and its affiliates, which limits your ability to influence corporate matters.
Our Class B common stock has ten votes per share, and our Class A common stock has one vote per share. As of December 10, 2018, holders of our Class B common stock, including SunTx, its affiliates and certain other stockholders, together hold approximately 97.1% of the voting power of our outstanding common stock. Because of the ten-to-one voting ratio between our Class B common stock and our Class A common stock, the holders of our Class B common stock collectively control a majority of the combined voting power of our common stock and therefore control the outcome of all matters submitted to our stockholders. This concentrated control limits or precludes your ability to influence corporate matters for the foreseeable future.
Future transfers of shares of our Class B common stock generally will result in those shares converting into shares of our Class A common stock, subject to limited exceptions, such as certain transfers to permitted transferees. The conversion of shares of our Class B common stock into our Class A common stock will have the effect, over time, of increasing the relative voting power of each individual holder of shares of our Class B common stock who retain their shares in the long-term.
We have incurred, and expect to continue to incur, substantial costs as a result of being a public company, which may significantly affect our financial condition.
As a public company, we incur significant legal, accounting and other expenses that we did not incur as a private company, including costs associated with our public company reporting requirements. We also incur costs associated with corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) and the Dodd-Frank Act of 2010 and rules implemented by the SEC. We expect these rules and regulations to increase our legal and financial compliance costs and to make some activities more time-consuming and costly, particularly after we are no longer an “emerging growth company” under the JOBS Act. For example, as a result of becoming a publicly traded company, we are required to adopt policies regarding internal controls and disclosure controls and procedures, including the preparation of reports on internal control over financial reporting. We also expect these rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as executive officers.
After we are no longer an emerging growth company, we expect to incur significant additional expenses and devote substantial management effort toward ensuring compliance with those requirements applicable to companies that are not emerging growth companies, including Section 404 of the Sarbanes-Oxley Act ("Section 404").
For so long as we are an “emerging growth company,” we will not be required to comply with certain disclosure requirements that are applicable to other public companies, and the reduced disclosure requirements applicable to emerging growth companies could make our Class A common stock less attractive to investors.
We are an “emerging growth company” (as defined in the Jumpstart Our Business Startups Act (the "JOBS Act"), and we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We cannot predict whether investors will find our Class A common stock less attractive because we rely on these exemptions. If some investors find our Class A common stock less attractive as a result, there may be a less active trading market for our Class A common stock, and our Class A common stock price may be more volatile.
We will remain an emerging growth company until the earliest to occur of (i) the last day of the fiscal year during which our total revenues equals or exceeds $1.07 billion, (ii) September 30, 2023, which is the last day of the fiscal year following the fifth anniversary of our initial public offering, (iii) the date on which we have, during the previous three-year period, issued more than $1.0 billion in non-convertible debt securities and (iv) the date on which we are deemed to be a “large accelerated filer” under the Exchange Act.

We are subject to certain requirements of Section 404 beginning in fiscal year 2019. If we are unable to timely comply with such requirements or if the costs related to compliance are significant, our profitability, stock price, results of operations and financial condition could be materially adversely affected.
We are required to comply with certain provisions of Section 404, which requires that we document and test our internal control over financial reporting and issue management’s assessment of our internal control over financial reporting beginning with the fiscal year ending September 30, 2019. Section 404 also requires that our independent registered public accounting firm opine on those internal controls upon becoming an accelerated filer, as defined in the SEC rules, or otherwise ceasing to qualify for an exemption from the requirement to provide auditors’ attestation on internal controls afforded to emerging growth companies under the JOBS Act.
We believe that the out-of-pocket costs, the diversion of management’s attention from running the day-to-day operations and operational changes caused by the need to comply with the requirements of Section 404 could be significant. If the time and costs associated with such compliance exceed our current expectations, our results of operations could be adversely affected.
We cannot be certain at this time that we will be able to successfully complete the procedures, certification and attestation requirements of Section 404 or that we or our auditors will not identify further material weaknesses in our internal control over financial reporting. If we fail to comply with such requirements, or if at any time after becoming a public company, we or our auditors identify and report any material weaknesses, the accuracy and timeliness of the filing of our annual and quarterly reports may be materially adversely affected and could cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our Class A common stock. In addition, a material weakness in the effectiveness of our internal control over financial reporting could result in an increased chance of fraud and the loss of customers, reduce our ability to obtain financing, subject us to investigations by the SEC or other regulatory authorities and require additional expenditures to comply with these requirements, each of which could have a material adverse effect on our business, results of operations and financial condition.
We have identified material weaknesses in our internal control over financial reporting, and if we are unable to achieve and maintain effective internal control over financial reporting, investors could lose confidence in our consolidated financial statements and our Company, which could have a material adverse effect on our business and our stock price.
In the course of preparing the financial statements for the fiscal years ended September 30, 2018 and 2017, our management determined that we have material weaknesses in our internal control over financial reporting, which relate to the design and operation of our information technology general controls and overall closing and financial reporting controls, including our accounting for significant and unusual transactions. We have concluded that these material weaknesses in our internal control over financial reporting are primarily due to the fact that we have historically operated as a private company with limited resources and had neither formally designed and implemented the necessary business processes and related internal controls nor employed personnel with the appropriate level of experience and technical expertise to oversee (i) our business processes and controls surrounding information technology general controls, (ii) our closing and financial reporting processes, or (iii) the accounting and financial reporting requirements related to significant and unusual transactions.
As a result of these material weaknesses, we have initiated and will continue to implement remediation measures including, but not limited to: (i) hiring additional accounting staff members to augment our current staff and to improve the effectiveness of our financial period close and reporting processes; (ii) engaging a third party to assist us in complying with the accounting and financial reporting requirements related to significant and unusual transactions; (iii) engaging a third party to assist us in identifying and implementing the business processes and controls surrounding information technology general controls; and (iv) engaging a third party to assist us with formalizing our business processes, accounting policies and internal control documentation, strengthening supervisory reviews by our management, and evaluating the effectiveness of our internal controls in accordance with the framework established by Internal Control - Integrated Framework (2013) published by the Committee of Sponsoring Organizations of the Treadway Commission.
If we fail to fully remediate these material weaknesses or fail to maintain effective internal controls in the future, it could result in a material misstatement of our consolidated financial statements that would not be prevented or detected on a timely basis, which could cause investors to lose confidence in our financial information or cause the trading price of our Class A common stock to decline. Our independent registered public accounting firm has not assessed the effectiveness of our internal control over financial reporting and, under the JOBS Act, will not be required to provide an attestation report on the effectiveness of our internal control over financial reporting so long as we qualify as an emerging growth company, which may increase the risk that weaknesses or deficiencies in our internal control over financial reporting go undetected.

If the price of our Class A common stock fluctuates significantly, your investment could lose value.
Prior to our initial public offering in May 2018, there was no public market for our Class A common stock. Although our Class A common stock is listed on the Nasdaq Global Select Market, we cannot guarantee that an active public market will be maintained for our Class A common stock. If an active public market for our Class A common stock is not maintained, the trading price and liquidity of our Class A common stock will be materially and adversely affected. If there is a thin trading market or “float” for our Class A common stock, the market price for our Class A common stock may fluctuate significantly more than the stock market as a whole. Without a large float, our Class A common stock is less liquid than the securities of companies with broader public ownership and, as a result, the trading prices of our Class A common stock may be more volatile. In addition, in the absence of an active public trading market, investors may be unable to liquidate their investment in our Company at the times or prices they desire. In addition, the stock market is subject to significant price and volume fluctuations, and the price of our Class A common stock could fluctuate widely in response to several factors, including: our quarterly or annual operating results; investment recommendations by securities analysts following our business or our industry; additions or departures of key personnel; changes in the business, earnings estimates or market perceptions of our competitors; our failure to achieve operating results consistent with securities analysts’ projections; changes in industry, general market or economic conditions; and announcements of legislative or regulatory change.
The stock market has experienced substantial price and volume fluctuations in recent years that have significantly affected the quoted prices of the securities of many companies, including companies in our industry. The changes often appear to occur without regard to specific operating performance. The price of our Class A common stock could fluctuate based upon factors that have little or nothing to do with our Company, and these fluctuations could materially reduce the price for our Class A common stock.
Future sales, or the perception of future sales, by us or our existing stockholders in the public market could cause the market price for our Class A common stock to decline.
The sale of shares of our Class A common stock in the public market, or the perception that such sales could occur, could harm the prevailing market price of shares of our Class A common stock. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.
We have outstanding a total of 11,950,000 shares of our Class A common stock and 39,464,619 shares of our Class B common stock that are convertible by the holders thereof at any time into an equal number of shares of our Class A common stock. Of the outstanding shares, the 11,950,000 shares sold in the initial public offering are freely tradable without restriction or further registration under the Securities Act of 1933, as amended (the "Securities Act"), except that certain shares held by our affiliates, as that term is defined under Rule 144 of the Securities Act (“Rule 144”), including certain of our directors, executive officers and other affiliates (including affiliates of SunTx) may be sold only in compliance with the provisions of Rule 144.
The 39,464,619 shares of our Class B common stock, representing 76.8% of our total outstanding shares of our common stock at December 10, 2018, are “restricted securities” within the meaning of Rule 144 and may be sold in the public market only if they are registered under the Securities Act or are sold pursuant to an exemption from registration such as Rule 144.
Pursuant to a registration rights agreement, SunTx and certain other stockholders have the right, subject to certain conditions, to require us to register the sale of their shares of common stock under the Securities Act. By exercising their registration rights and selling a large number of shares, these stockholders could cause the prevailing market price of our Class A common stock to decline. Shares covered by registration rights represented approximately 75.9% of our total outstanding common stock as of December 10, 2018. Registration of any of these outstanding shares of common stock would result in such shares becoming freely tradable without compliance with Rule 144 upon effectiveness of the registration statement.
If these stockholders exercise their registration rights, the market price of the shares of our Class A common stock could drop significantly if the holders of these shares sell them or are perceived by the market as intending to sell them. These factors could also make it more difficult for us to raise additional funds through future offerings of our Class A common stock or other securities.
In the future, we may also issue our securities in connection with offerings or acquisitions. The number of shares of our Class A common stock issued in connection with offerings or acquisitions could constitute a material portion of the then-outstanding shares of our Class A common stock. Any issuance of additional securities in connection with offerings or acquisitions would result in additional dilution to holders of our Class A common stock.

Affiliates of SunTx control us, and their interests may conflict with ours or yours in the future.
As of December 10, 2018, affiliates of SunTx beneficially owned 88.8% of our Class B common stock, representing 86.2% of the combined voting power of our common stock. Each share of our Class B common stock has ten votes per share, and each share of our Class A common stock has one vote per share. As a result, affiliates of SunTx have the ability to elect all of the members of our board of directors and thereby control our policies and operations, including the appointment of management, future issuances of our Class A common stock or other securities, the payment of dividends, if any, on our Class A common stock, the incurrence of debt by us, amendments to our amended and restated certificate of incorporation and amended and restated bylaws, and the Company's entry into extraordinary transactions. This concentration of voting control could deprive you of an opportunity to receive a premium for your shares of our Class A common stock as part of a sale of our Company and ultimately might affect the market price of our Class A common stock. In addition, we have engaged, and expect to continue to engage, in related party transactions involving SunTx and certain companies they control. As a result, the interests of affiliates of SunTx may not in all cases be aligned with your interests.
In addition, SunTx may have an interest in pursuing acquisitions, divestitures and other transactions that, in its judgment, could enhance its investment, even though such transactions might involve risks to you. For example, SunTx could cause us to make acquisitions that increase our indebtedness or cause us to sell revenue-generating assets. SunTx is in the business of making investments in companies and may from time to time acquire and hold interests in businesses that compete directly or indirectly with us. Our amended and restated certificate of incorporation provides that none of SunTx, any of its affiliates or any director who is not employed by us or his or her affiliates will have any duty to refrain from engaging, directly or indirectly, in the same business activities or similar business activities or lines of business in which we operate. SunTx also may pursue acquisition opportunities that may be complementary to our business, and, as a result, those acquisition opportunities may not be available to us.
So long as SunTx and its affiliates continue to beneficially own a sufficient number of shares of our Class B common stock, they will continue to be able to effectively control our decisions. For example, if our Class B common stock amounted to 15% of our outstanding common stock, holders of our Class B common stock (including SunTx and its affiliates) would collectively control approximately 63.8% of the voting power of our common stock based on the number of shares of Class A and Class B common stock outstanding at December 10, 2018. Shares of our Class B common stock may be transferred to an unrelated third party if a majority of the shares of our Class B common stock held by SunTx and its affiliates have consented to such transfer in writing in advance.
If securities or industry analysts do not publish research or reports about our business, if they adversely change their recommendations regarding our Class A common stock or if our operating results do not meet their expectations, the price of our Class A common stock could decline.
The trading market for our Class A common stock is influenced by the research and reports that industry or securities analysts publish about us or our business. If one or more of these analysts cease coverage of our Company or fail to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause the price or trading volume of our Class A common stock to decline. Moreover, if one or more of the analysts who cover our Company downgrades our Class A common stock or if our operating results do not meet their expectations, the price of our Class A common stock could decline.
We may issue preferred stock with terms that could adversely affect the voting power or value of our Class A common stock.
Our amended and restated certificate of incorporation authorizes us to issue, without the approval of our stockholders, one or more classes or series of preferred stock having such designations, preferences, limitations and relative rights, including preferences over our Class A common stock with respect to dividends and distributions, as our board of directors may determine. The terms of one or more classes or series of preferred stock could adversely impact the voting power or value of our Class A common stock. For example, we might grant holders of preferred stock the right to elect some number of our directors in all events or upon the happening of specified events or the right to veto specified transactions. Similarly, the repurchase or redemption rights or liquidation preferences we might assign to holders of preferred stock could affect the residual value of our Class A common stock.
Provisions in our amended and restated certificate of incorporation and amended and restated bylaws and Delaware corporate law make it more difficult to effect a change in control of our Company, which could adversely affect the price of our Class A common stock.
Certain provisions in our amended and restated certificate of incorporation and amended and restated bylaws and Delaware corporate law could delay or prevent a change in control of our Company, even if that change would be beneficial to our stockholders. Our amended and restated certificate of incorporation and amended and restated bylaws contain provisions that may make acquiring control of our Company difficult, including:

•
a dual class common stock structure, which currently provides SunTx and its affiliates and the other holders of our Class B common stock with the ability to control the outcome of matters requiring stockholder approval, so long as they continue to beneficially own a sufficient number of shares of our Class B common stock, even if they own significantly less than 50% of the shares of our outstanding common stock;

•	a classified board of directors with three-year staggered terms;

•	provisions regulating the ability of our stockholders to nominate directors for election or to bring matters for action at annual meetings of our stockholders;

•	limitations on the ability of our stockholders to call a special meeting;

•
the ability of our board of directors to adopt, amend or repeal bylaws, and the requirement that the affirmative vote of holders representing at least 66 2/3% of the voting power of all outstanding shares of capital stock be obtained for stockholders to amend our amended and restated bylaws;

•	the requirement that the affirmative vote of holders representing at least 66 2/3% of the voting power of all outstanding shares of capital stock be obtained to remove directors;

•
the requirement that the affirmative vote of holders representing at least 66 2/3% of the voting power of all outstanding shares of capital stock be obtained to amend our amended and restated certificate of incorporation; and

•	the authorization given to our board of directors to issue and set the terms of preferred stock without the approval of our stockholders.
These provisions also could discourage proxy contests and make it more difficult for you and other stockholders to elect directors and take other corporate actions. As a result, these provisions could make it more difficult for a third party to acquire us, even if doing so would benefit our stockholders, which may limit the price that investors are willing to pay in the future for shares of our Class A common stock.
Our amended and restated certificate of incorporation designates courts in the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or other employees.

Our amended and restated certificate of incorporation provides that, subject to limited exceptions, a state court located within the State of Delaware is the sole and exclusive forum for:

•	any derivative action or proceeding brought on our behalf;

•	any action asserting a claim of breach of fiduciary duty owed by any of our directors, officers or other employees to us or our stockholders;

•	any action asserting a claim against us arising pursuant to any provision of the Delaware General Corporation Law (the “DGCL”); or

•	any action asserting a claim against us that is governed by the internal affairs doctrine.

In addition, our amended and restated certificate of incorporation provides that if any action specified above (each is referred to herein as a covered proceeding), is filed in a court other than a court located within the State of Delaware (each is referred to herein as a foreign action), the claiming party will be deemed to have consented to (i) the personal jurisdiction of state and federal courts located within the State of Delaware in connection with any action brought in any such court to enforce the exclusive forum provision described above and (ii) having service of process made upon such claiming party in any such enforcement action by service upon such claiming party’s counsel in the foreign action as agent for such claiming party.

These provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits against us and our directors, officers and employees. Alternatively, if a court were to find these provisions of our amended and restated certificate of incorporation inapplicable to, or unenforceable in respect of, one or more of the covered proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect our business and financial condition.

Because we are a “controlled company” under the listing standards of The Nasdaq Stock Market LLC and the rules of the SEC, our stockholders do not have, and may never have, certain corporate governance protections that are available to stockholders of companies that are not controlled companies.
SunTx and its affiliates control a majority of the voting power of our outstanding common stock. As a result, we are a “controlled company” under the listing standards of The Nasdaq Stock Market LLC and SEC rules. As a result, we are not required to comply with certain provisions requiring that (i) a majority of our directors be independent, (ii) the compensation of our executives be determined by independent directors or (iii) nominees for election to our board of directors be selected by independent directors. Because we intend to take advantage of some or all of these exemptions, our stockholders may not have the protections that these rules are intended to provide. Our status as a controlled company could cause our Class A common stock to be less attractive to certain investors or otherwise reduce the trading price of our Class A common stock.
We do not intend to pay cash dividends on our Class A common stock in the foreseeable future, and therefore only appreciation, if any, of the price of our Class A common stock will provide a return to our stockholders.
We currently anticipate that we will retain all future earnings, if any, to finance the growth and development of our business. We do not intend to pay cash dividends on our Class A common stock in the foreseeable future. Any future determination as to the declaration and payment of cash dividends will be at the discretion of our board of directors and will depend upon our financial condition, results of operations, contractual restrictions, capital requirements, business prospects and other factors deemed relevant by our board of directors. In addition, the Compass Credit Agreement restricts our ability to pay cash dividends. As a result, only appreciation of the price of our Class A common stock, which may not occur, will provide a return to our stockholders.
Item 1B. Unresolved Staff Comments.
None.

Item 2. Properties.
Our headquarters are located in a 7,000 square foot owned office space in Dothan, Alabama. At September 30, 2018, we operated 30 HMA plants and had 30 office locations and nine quarries. We believe all of our properties are suitable for their intended use and that our facilities are adequate to conduct our operations. However, we routinely evaluate the purchase or lease of additional properties or the consolidation of our properties as our business needs change.
The following table sets forth certain information about our properties, including the type of property and the nature of our interest therein.

Property Location	Owned/Leased	Quarry	Plant	Office Space
Alabama
Andalusia	Leased	—	—	X
Ariton	Owned	—	X	X
Brantley	Leased	—	X	—
Calera	Leased	—	X	—
Clanton	Owned	—	X	X
Deatsville	Owned	X	—	X
Decatur	Owned	—	X	X
Dothan	Leased	—	—	X
Dothan (headquarters)	Owned	—	—	X
Ft. Payne	Leased	—	X	—
Gadsden	Owned	X	—	X
Guntersville	Leased	—	X	X
Headland	Owned	—	X	X
Huntsville	Owned	—	X	X
Lacon	Leased	—	X	—
Montgomery	Owned	—	—	X
Montgomery	Owned	—	—	X
Montgomery	Owned	—	X	X
Owens Cross Roads	Leased	—	—	X
Pelham	Leased	—	—	X
River Falls	Leased	—	X	—
Scottsboro	Owned	—	X	—
Shorter	Owned	X	—	X
Shorter	Owned	—	X	—
Shorter	Leased	X	—	—
Skyline	Leased	X	—	X
Florida
Freeport	Owned	—	X	X
Freeport	Owned	X	—	—
Hosford	Owned	—	—	X
Panama City	Owned	—	X	X
Plant City	Owned	—	X	X
Tallahassee	Owned	—	X	X
Tallahassee	Owned	—	—	X
Wildwood	Owned	—	X	X

Property Location	Owned/Leased	Quarry	Plant	Office Space
Georgia
Adel	Leased	X	—	—
Cochran	Owned	—	X	X
Hahira	Owned	—	X	X
Lenox	Owned	—	X	—
Meigs	Owned	—	X	—
Mount Vernon	Owned	X	—	—
Oak Park	Leased	—	X	—
Nashville	Leased	X	—	—
Surrency	Owned	—	X	X
North Carolina
Holly Springs	Leased	—	X	—
Kenly	Leased	—	X	—
Knightdale	Leased	—	X	—
Raleigh	Owned	—	—	X
Raleigh	Leased	—	—	X
Raleigh	Leased	—	X	—
Wake Forest	Leased	—	X	—

Item 3. Legal Proceedings.
Due to the nature of our business, we are involved in routine litigation or subject to other disputes or claims related to our business activities, including workers’ compensation claims, employment-related disputes and liability issues or breach of contract or tortious conduct in connection with the performance of services and provision of materials. We and our affiliates are also subject to government inquiries in the ordinary course of business seeking information concerning our compliance with government construction contracting requirements, the outcome of which cannot be predicted with certainty. In the opinion of our management, after consultation with legal counsel, none of the pending litigation, disputes or claims against us, if decided adversely to us, would have a material adverse effect on our financial condition, cash flows or results of operations.
Item 4. Mine Safety Disclosures.
The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K (17 C.F.R. Part 229.104) is included in Exhibit 95.1 to this Annual Report on Form 10-K.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
From our inception in 2007 until April 2018, we maintained a single class of common stock. On April 23, 2018, we amended and restated our certificate of incorporation to effectuate a dual-class equity structure, which we refer to as the “Reclassification.” The Reclassification resulted in the conversion of each share of our then-outstanding common stock into 25.2 shares of Class B common stock and the initial authorization of Class A common stock.
Market for Our Common Stock
Our Class A common stock is listed and trades on the Nasdaq Global Select Market under the symbol “ROAD.” Prior to its listing on the Nasdaq Global Select Market on May 4, 2018, there was no established public trading market for our Class A common stock. There is no established public trading market for our Class B common stock.
Holders
As of December 10, 2018, there were 11,950,000 shares of our Class A common stock outstanding, all of which were held in "street name" through a single stockholder of record. The actual number of beneficial holders of our Class A common stock is significantly greater than the number of record holders and includes stockholders who are beneficial owners, but whose shares are held by banks, brokers and other nominees. The last sale price for a share of our Class A common stock as reported on the Nasdaq Global Select Market on December 10, 2018 was $8.75.
As of December 10, 2018, there were 39,464,619 shares of our Class B common stock outstanding, held by 16 stockholders of record.
Dividends
Holders of our Class A and Class B common stock receive dividends if and when declared by our board of directors out of legally available funds. We currently intend to retain all available funds and any future earnings for use in the operation and expansion of our business and do not anticipate declaring or paying any cash dividends in the foreseeable future. Any future determination as to the declaration and payment of dividends will be at the discretion of our board of directors and will depend on then-existing conditions, including our financial condition, results of operations, contractual restrictions, capital requirements, business prospects and other factors that our board of directors considers relevant. In addition, the terms of the Compass Credit Agreement restrict our ability to pay cash dividends to the holders of our common stock unless, after giving effect to such dividend, we would remain in compliance with the financial covenants and, at the time any such dividend is made, no default or event of default exists or would result from the payment of such dividend.
The Company declared and paid one cash dividend during the past two fiscal years. On December 21, 2016, our board of directors declared a cash dividend of approximately $31.3 million, or $0.754 per share of common stock, to the stockholders of record at December 15, 2016. The dividend was paid from cash on hand on January 10, 2017.
 Recent Sales of Unregistered Securities
During the fiscal year ended September 30, 2018, we granted to certain officers and employees a total of 126,000 restricted shares of our Class B common stock under the Construction Partners, Inc. 2016 Equity Incentive Plan, of which 63,000 shares vested on February 23, 2018 (the grant date) and the remaining 63,000 shares vested on July 1, 2018. This grant was made for compensatory purposes pursuant to a written plan or contract, a copy which was delivered to each purchaser, in reliance on Rule 701 under the Securities Act.
Use of Proceeds from Our Initial Public Offering of Class A Common Stock
On May 3, 2018, the Registration Statement on Form S-1 (No. 333-224174) that we filed in connection with the initial public offering of our Class A common stock (the "Form S-1") was declared effective by the SEC. There has been no material change in our planned use of the proceeds that we received from the sale of shares of our Class A common stock in the initial public offering from that described in the prospectus forming part of the Form S-1 and other periodic reports that we have filed with the SEC.
Issuer Purchases of Equity Securities
During the quarter ended September 30, 2018, we did not purchase any of our equity securities that are registered under Section 12(b) of the Exchange Act.

Item 6. Selected Financial Data.
We are a smaller reporting company, as defined by Rule 12b-2 of the Exchange Act, and therefore are not required to provide the information called for by this Item.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
This discussion and analysis of our financial condition and results of operations is intended to assist in understanding and assessing the trends and significant changes in our results of operations and financial condition. Historical results may not be indicative of future performance. This discussion includes forward-looking statements that reflect our plans, estimates and beliefs. Such statements involve risks and uncertainties. Our actual results may differ materially from those contemplated by these forward-looking statements as a result of various factors, including those set forth under the headings “Risk Factors” and “Cautionary Statement Regarding Forward-Looking Statements.” This discussion should be read in conjunction with our audited consolidated financial statements and the notes thereto included elsewhere in this Annual Report on Form 10-K. In this discussion, we use certain non-GAAP financial measures. Explanation of these non-GAAP financial measures and reconciliation to the most directly comparable GAAP financial measures are included in this "Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Investors should not consider non-GAAP financial measures in isolation or as substitutes for financial information presented in compliance with GAAP.
Overview
We are one of the fastest growing civil infrastructure companies in the United States specializing in the building and maintenance of transportation networks. Our operations leverage a highly skilled workforce, strategically located HMA plants, substantial construction assets and select material deposits. We provide construction products and services to both public and private infrastructure projects, with an emphasis on highways, roads, bridges, airports and commercial and residential sites in the southeastern United States.
Our public projects are funded by federal, state and local governments and include projects for roads, highways, bridges, airports and other forms of infrastructure. Public transportation infrastructure projects historically have been a relatively stable portion of state and federal budgets and represent a significant share of the United States construction market. Federal funds are allocated on a state-by-state basis, and each state is required to match a portion of the federal funds they receive. Federal highway spending uses funds predominantly from the Highway Trust Fund, which derives its revenues from fuel taxes and other user fees.
In addition to public infrastructure projects, we provide a wide range of large sitework construction and HMA paving services to private construction customers, including commercial and residential developers and local businesses.
How We Assess Performance of Our Business
Revenues
We derive our revenues predominantly by providing construction products and services for both public and private infrastructure projects, with an emphasis on highways, roads, bridges, airports and commercial and residential sites. Our projects represent a mix of federal, state, municipal and private customers. We also derive revenues from the sale of HMA and aggregates to customers. Revenues derived from projects are recognized on the percentage-of-completion basis, measured by the relationship of total cost incurred compared to total estimated contract costs (cost-to-cost method). Changes in job performance, job conditions and estimated profitability, including those arising from contract penalty provisions and final contract settlements, may result in revisions to estimated costs and income, and are recognized in the period in which the revisions are determined. Revenues derived from the sale of HMA and aggregates are recognized when risks associated with ownership have passed to the customer.
Gross Profit
Gross profit represents revenues less cost of revenues. Cost of revenues consists of all direct and indirect costs on construction contracts, including raw materials, labor, equipment costs, depreciation, lease expenses, subcontract costs and other expenses at our HMA plants and aggregate mining facilities. Our cost of revenues is directly affected by fluctuations in commodity prices, primarily liquid asphalt and diesel fuel. From time to time, when appropriate, we limit our exposure to changes in commodity prices by entering into forward purchase commitments. In addition, our public infrastructure contracts often provide for price adjustments based on fluctuations in certain commodity-related product costs. These price adjustment provisions are in place for most of our public infrastructure contracts, and we seek to include similar provisions in our private contracts.

Depreciation, Depletion and Amortization
We carry property, plant and equipment on our balance sheet at cost, net of accumulated depreciation, depletion and amortization. Depreciation on property, plant and equipment is computed on a straight-line basis over the estimated useful life of the asset. Amortization expense is the periodic expense related to leasehold improvements and intangible assets. Leasehold improvements are amortized over the lesser of the life of the underlying asset or the remaining lease term. Our intangible assets were recognized as a result of certain acquisitions and are generally amortized on a straight-line basis over the estimated useful lives of the assets. Quarry reserves are depleted in accordance with the units-of-production method as aggregate is extracted, using the initial allocation of cost based on proven and probable reserves.
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
Interest Expense, net
Interest expense, net primarily represents interest incurred on our long-term debt, such as the Compass Term Loan and the Compass Revolving Credit Facility, as well as the cost of interest swap agreements and amortization of deferred debt issuance costs. These amounts are partially offset by interest income earned on short-term investments of cash balances in excess of our current operating needs.
Other Key Performance Indicators
Adjusted EBITDA and Adjusted EBITDA Margin
Adjusted EBITDA represents net income before interest expense, net, provision for income taxes, depreciation, depletion and amortization, equity-based compensation expense, loss on extinguishment of debt and certain management fees and expenses, and excludes income recognized in connection with the Settlement (1). Adjusted EBITDA Margin represents Adjusted EBITDA as a percentage of revenues for each period. These metrics are supplemental measures of our operating performance that are neither required by, nor presented in accordance with, GAAP. These measures should not be considered as an alternative to net income or any other performance measure derived in accordance with GAAP as an indicator of our operating performance. We present Adjusted EBITDA and Adjusted EBITDA Margin because management uses these measures as key performance indicators, and we believe they are measures frequently used by securities analysts, investors and other parties to evaluate companies in our industry. These measures have limitations as analytical tools and should not be considered in isolation or as substitutes for analysis of our results as reported under GAAP.
Our calculation of Adjusted EBITDA and Adjusted EBITDA Margin may not be comparable to similarly named measures reported by other companies. Potential differences between our measure of Adjusted EBITDA compared to other similar companies’ measures of Adjusted EBITDA may include differences in capital structures, tax positions and the age and book depreciation of intangible and tangible assets.

The following table presents a reconciliation of net income, the most directly comparable measure calculated in accordance with GAAP, to Adjusted EBITDA, and the calculation of Adjusted EBITDA Margin for each of the periods presented.

	For the Fiscal Year Ended September 30,
	2018	2017
(in thousands, except percentages)
Net income	$50,791	$26,040
Interest expense, net	1,270	3,960
Provision for income taxes	10,525	14,742
Depreciation, depletion and amortization of long-lived assets	25,321	21,072
Equity-based compensation expense	975	513
Loss on extinguishment of debt	—	1,638
Settlement income (1)	(14,803)	—
Management fees and expenses (2)	1,457	1,309
Adjusted EBITDA	$75,536	$69,274
Revenues	$680,096	$568,212
Adjusted EBITDA Margin	11.1%	12.2%

(1)
Represents pre-tax income recognized in connection with the Settlement (see Note 21 - Settlement Agreement to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K).

(2)
Reflects fees and reimbursement of certain travel expenses under a management services agreement with SunTx (see Note 18 - Related Parties to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K).

Results of Operations
Fiscal Year Ended September 30, 2018 Compared to Fiscal Year Ended September 30, 2017
The following table sets forth selected financial data for the fiscal years ended September 30, 2018 ("fiscal 2018") and September 30, 2017 ("fiscal 2017"):

	For the Fiscal Year Ended September 30,				Change from Fiscal Year 2017 to Fiscal Year 2018
	2018		2017
	Dollars	% of Revenues	Dollars	% of Revenues	$ Change	% Change
(in thousands, except percentages)
Revenues	$680,096	100.0%	$568,212	100.0%	$111,884	19.7%
Cost of revenues	580,560	85.4%	477,241	84.0%	103,319	21.6%
Gross profit	99,536	14.6%	90,971	16.0%	8,565	9.4%
General and administrative expenses	(55,303)	(8.2)%	(47,867)	(8.4)%	(7,436)	15.5%
Settlement income	14,803	2.2%	—	—%	14,803	N/A
Gain on sale of equipment, net	2,392	0.4%	3,481	0.6%	(1,089)	(31.3)%
Operating income	61,428	9.0%	46,585	8.2%	14,843	31.9%
Interest expense, net	(1,270)	(0.2)%	(3,960)	(0.7)%	2,690	(67.9)%
Loss on extinguishment of debt	—	—%	(1,638)	(0.3)%	1,638	(100.0)%
Other expense	(101)	—%	(205)	—%	104	(50.7)%
Income before provision for income taxes and earnings from investment in joint venture	60,057	8.8%	40,782	7.2%	19,275	47.3%
Provision for income taxes	10,525	1.5%	14,742	2.6%	(4,217)	(28.6)%
Earnings from investment in joint venture	1,259	0.2%	—	—%	1,259	N/A
Net income	$50,791	7.5%	$26,040	4.6%	$24,751	95.0%
Adjusted EBITDA	$75,536	11.1%	$69,274	12.2%	$6,262	9.0%
Revenues. Revenues for fiscal 2018 increased $111.9 million, or 19.7%, to $680.1 million from $568.2 million for fiscal 2017. The increase in revenues was primarily due to a $191.0 million higher backlog at the beginning of fiscal 2018 compared to the beginning of fiscal 2017, the increase in available work in our existing markets, and $51.4 million of revenues from two acquisitions and two greenfield expansions we completed subsequent to September 30, 2017.
Gross Profit. Gross profit for fiscal 2018 increased $8.5 million, or 9.4%, to $99.5 million from $91.0 million for fiscal 2017. The higher gross profit was the result of the 19.7% revenue increase for fiscal 2018 compared to fiscal 2017. The decrease in gross profit as a percentage of revenues was due to the negative impact of rising asphalt cement prices on margins from internal and external sales of HMA.
General and Administrative Expenses. General and administrative expenses include costs related to our operational offices that are not allocated to direct contract costs and expenses related to our corporate offices. General and administrative expenses for fiscal 2018 increased $7.4 million, or 15.5%, to $55.3 million from $47.9 million for fiscal 2017. The increase in general and administrative expenses for fiscal 2018 compared to fiscal 2017 was attributable to (i) a $4.2 million increase in management payroll and benefit costs as a result of the two acquisitions and two greenfield expansions we completed subsequent to September 30, 2017, and other growth, and (ii) a $1.3 million increase in professional expenses and insurance costs related to increased regulatory and reporting requirements due to becoming a public company.
Interest Expense, Net. Interest expense, net for fiscal 2018 decreased $2.7 million, or 67.9%, to $1.3 million compared to $4.0 million for fiscal 2017. The decrease in interest expense, net was due to lower interest rates applicable to our variable interest loans during fiscal 2018 compared to fiscal 2017 and a lower amortization of deferred debt issuance costs of $0.1 million compared to $0.7 million during the same periods. This reduction in interest rates was due to lower effective interest rates under the Compass Credit Agreement, which we entered into on June 30, 2017. In addition, to hedge against future changes in the variable interest rates, we entered into interest rate swap agreements tied to our variable rate debt. These interest rate swap agreements do not qualify for hedge accounting treatment in accordance with GAAP; therefore, changes in fair value are reflected within interest expense on the Consolidated Statements of Income. During fiscal 2018, the change in the fair value of the interest rate swaps resulted in a $0.4 million credit to interest expense.
Loss on Extinguishment of Debt. We recorded a $1.6 million loss on extinguishment of debt during fiscal 2017 resulting from the unamortized deferred debt issuance costs related to the CIT Credit Facility (as defined in Note 12 - Debt to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K) and other debt refinanced at June 30, 2017. There were no transactions during fiscal 2018 resulting in a loss on extinguishment of debt.
Settlement Income. During fiscal 2018, we recorded settlement income of $14.8 million reflecting the net present value of future payments to be received in connection with the Settlement. Pursuant to the Settlement, we will receive aggregate net payments of approximately $15.7 million, payable in four equal installments between January 2019 and July 2020, in exchange for releasing and waiving all current and future claims against a third party.
Provision for Income Taxes. Our effective tax rate decreased to 17.2% for fiscal 2018, from 36.1% for fiscal 2017. Our lower effective tax rate for fiscal 2018 was primarily due to the impacts of comprehensive tax legislation enacted by the U.S. government on December 22, 2017, known as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act includes broad and complex changes to the U.S. tax code, including a reduction in the U.S. federal corporate tax rate from 35% to 21% effective January 1, 2018. Specifically, we completed the Company's accounting for the income tax effects of the Tax Act during fiscal 2018 and recorded a discrete tax benefit of $4.6 million related to the Tax Act, primarily due to adjusting its U.S. deferred tax liabilities by the same amount, reflecting the reduction in the U.S. federal corporate tax rate. This net reduction in deferred tax liabilities also included the estimated impact on the Company’s net state deferred tax assets. Accordingly, the effective tax rate for fiscal 2018 reflects a federal income tax provision based on a blended U.S. statutory tax rate of 24.5%, which is calculated based on a proration of the applicable tax rates before and after the effective date of the Tax Act during fiscal 2018, and the effect of applicable state income taxes. The effective tax rate for fiscal 2018 was also reduced by a $1.4 million permanent tax benefit resulting from the deduction of the excess fair market value of options exercised under the 2010 Non-Plan Stock Option Agreement over the exercise price.
Earnings from Investment in Joint Venture. During fiscal 2018, we earned $1.3 million of pre-tax income from our 50% interest in the earnings of a joint venture. We entered into the joint venture with a third party in November 2017 for the sole purpose of performing a construction project for the Alabama Department of Transportation. We did not have an interest in a joint venture during fiscal 2017.
Net Income. Net income increased $24.8 million, or 95.0%, to $50.8 million for fiscal 2018 compared to $26.0 million for fiscal 2017. This increase in net income was a result of (i) the Settlement income and earnings from investment in a joint venture during fiscal 2018 with no comparable amounts during fiscal 2017; (ii) a $1.6 million loss on extinguishment of debt during fiscal 2017 with no comparable amount during fiscal 2018; (iii) a reduction in interest expense and (iv) benefits of a lower effective tax rate during fiscal 2018 compared to fiscal 2017, all as described above. The increase in gross profit for fiscal 2018 compared to fiscal 2017 was substantially offset by the increase in general and administrative expenses during the same periods.
Adjusted EBITDA and Adjusted EBITDA Margin. Adjusted EBITDA and Adjusted EBITDA Margin were $75.5 million and 11.1%, respectively, for fiscal 2018, compared to $69.3 million and 12.2%, respectively, for fiscal 2017. The increase in Adjusted EBITDA primarily resulted from the increase in gross profit and depreciation for fiscal 2018 compared to fiscal 2017, partially offset by the increase in general and administrative expense and the decline in gain on sale of equipment. The decrease in Adjusted EBITDA Margin is the result of lower gross profit as a percent of revenue and the decline in the gain on sale of equipment, partially offset by lower general and administrative expenses as a percentage of revenue in fiscal 2018 compared to fiscal 2017. See the description of Adjusted EBITDA and Adjusted EBITDA Margin, as well as a reconciliation of Adjusted EBITDA to net income under the heading “How We Assess Performance of Our Business”.
Inflation and Price Changes
Inflation had an immaterial impact on our results of operations for the fiscal years ended September 30, 2018 and 2017 due to relatively low inflation in the United States in recent years and our ability to recover increasing costs by obtaining higher prices for our products, including sale price escalator clauses in most of our public infrastructure sector contracts. Inflation risk varies with the level of activity in our industry, the number, size and strength of competitors and the availability of products to supply a local market.

Liquidity and Capital Resources
Cash Flows Analysis
The following table sets forth our cash flows for the periods indicated.

	For the Fiscal Year Ended September 30,
	2018	2017
(in thousands)
Net cash provided by operating activities, net of acquisition	$66,121	$46,927
Net cash used in investing activities	(89,592)	(30,686)
Net cash provided by (used in) financing activities	95,061	(39,779)
Net change in cash and cash equivalents	$71,590	$(23,538)

Operating Activities
Cash provided by operating activities, net of acquisition, was $66.1 million for fiscal 2018, an increase of $19.2 million compared to $46.9 million for fiscal 2017. The increase was primarily due to a $24.8 million increase in net income for fiscal 2018 compared to fiscal 2017, partially offset by a $5.7 million reduction in changes in operating assets and liabilities for those same periods. The decrease in changes in operating assets and liabilities included (i) a $10.3 million greater decrease in accrued expenses and other liabilities, (ii) a $14.2 million greater increase in other assets and other current assets, primarily due to the Settlement income, and (iii) a $9.0 million lesser increase in net billings in excess of costs and estimated earnings on uncompleted contracts, partially offset by a $28.9 million greater reduction in contracts receivable including retainage, net, reflecting fluctuations resulting from the timing of performing and closing projects. Our working capital results from both public and private sector projects. Customers in the private sector typically pay more slowly than customers in the public sector, and private sector contracts often contain retention provisions that allow the customer to withhold a percentage of the revenues earned until the completion of the project.
Investing Activities
Cash used in investing activities was $89.6 million for fiscal 2018 compared to $30.7 million for fiscal 2017. The increase reflects a $40.5 million increase in cash used in business acquisitions, net of cash acquired, and a $18.4 million increase in purchases of property, plant and equipment to execute our greenfield activities and other organic growth opportunities.
Financing Activities
Cash provided by financing activities was $95.1 million for fiscal 2018 compared to $39.8 million of cash used in financing activities during fiscal 2017. Fiscal 2018 included $98.0 million of proceeds from our initial public offering of Class A common stock, net of offering costs. Fiscal 2017 included the payment of a $31.3 million dividend.
Compass Credit Agreement
On June 30, 2017, Construction Partners Holdings, our wholly owned subsidiary, entered into the Compass Credit Agreement, with Compass Bank as agent (the “Agent”), sole lead arranger and sole bookrunner, providing for a $50.0 million Compass Term Loan and a $30.0 million Compass Revolving Credit Facility. In connection with the Scruggs Acquisition, the Company amended the Compass Credit Agreement on May 15, 2018 and borrowed an additional $22.0 million under the Compass Term Loan to fund a portion of the purchase price. The principal amount of the Compass Term Loan, including the additional borrowing, must be paid in quarterly installments of $3.6 million. All amounts borrowed under the Compass Credit Agreement mature on July 1, 2022.
Construction Partners Holdings’ obligations under the Compass Credit Agreement are guaranteed by the Company and all of Construction Partners Holdings’ direct and indirect subsidiaries and are secured by first priority security interests in substantially all of the Company’s assets.
Under the Compass Credit Agreement, borrowings can be designated as base rate loans or Euro-Dollar Loans. The interest rate on base rate loans fluctuates and is equal to (i) the highest of: (a) the rate of interest in effect for such day as publicly announced from time to time by the Agent as its “prime rate,” (b) the federal funds rate plus 0.50% and (c) the quotient of the LIBOR for deposits in U.S. dollars as obtained from Reuters, Bloomberg or another commercially available source designated by the Agent two Euro-Dollar Business Days (as defined in the Compass Credit Agreement) before the first day of the applicable interest period divided by 1.00, minus the Euro-Dollar Reserve Percentage (as defined in the Compass Credit Agreement), plus 1.0% for a one-month interest period, plus (ii) the applicable rate, which ranges from 2.0% to 2.25%. The interest rate for Euro-Dollar loans fluctuates and is equal to the sum of the applicable rate, which ranges from 2.0% to 2.25%, plus LIBOR for the interest period selected by the Agent.
At September 30, 2018 and September 30, 2017, the interest rate on outstanding borrowings under the Compass Term Loan and Compass Revolving Credit Facility was 4.242% and 3.235%, respectively. At September 30, 2018 and September 30, 2017, we had availability of $14.0 million and $11.3 million, respectively, under the Compass Revolving Credit Facility, including reduction for outstanding letters of credit. In order to hedge against changes in interest rates, on June 30, 2017, we entered into an amortizing $25.0 million notional interest rate swap agreement applicable to outstanding debt under the Compass Term Loan, under which we pay a fixed percentage rate of 2.015% and receive a credit based on the applicable LIBOR rate. In connection with the amendment to the Compass Amendment and the additional borrowing on May 15, 2018, we entered into an additional $11.0 million notional interest rate swap agreement applicable to the $22.0 million of additional debt under the Compass Term Loan. Under this additional swap agreement, we pay a fixed percentage rate of 3.01% and receive a credit based on the applicable LIBOR rate. At September 30, 2018 and September 30, 2017, the aggregate notional value of these interest rate swap agreements was $28.7 million and $23.8 million, respectively, and the fair value was $0.3 million and $(0.2) million, respectively, which is included within other assets or other liabilities on our Consolidated Balance Sheets. We must pay a commitment fee of 0.35% per annum on the aggregate unused revolving commitments under the Compass Credit Agreement. We also must pay fees with respect to any letters of credit issued under the Compass Credit Agreement.
The Compass Credit Agreement contains usual and customary negative covenants for agreements of this type, including, but not limited to, restrictions on our ability to make acquisitions, make loans or advances, make capital expenditures and investments, create or incur indebtedness, create liens, wind up or dissolve, consolidate, merge or liquidate, or sell, transfer or dispose of assets. The Compass Credit Agreement requires us to satisfy certain financial covenants, including a minimum fixed charge coverage ratio of 1.20 to 1.00. At September 30, 2018 and September 30, 2017, our fixed charge ratio was 1.51 to 1.00 and 1.63 to 1.00, respectively. The Compass Credit Agreement also requires us to maintain a consolidated leverage ratio not to exceed 2.00 to 1.00, subject to certain adjustments as further described in the Compass Credit Agreement. At September 30, 2018 and September 30, 2017, our consolidated leverage ratio was 0.88 to 1.00 and 0.95 to 1.00, respectively. The Compass Credit Agreement includes customary events of default, including, among other things, payment default, covenant default, breach of representation or warranty, bankruptcy, cross-default, material ERISA events, certain changes of control, material money judgments and failure to maintain subsidiary guarantees. The Compass Credit Agreement prevents us from paying dividends or otherwise distributing cash to our stockholders unless, after giving effect to such dividend, we would be in compliance with the financial covenants and, at the time any such dividend is made, no default or event of default exists or would result from the payment of such dividend.
At September 30, 2018 and September 30, 2017, we were in compliance with all covenants under the Compass Credit Agreement.
Capital Requirements and Sources of Liquidity
During fiscal 2018 and fiscal 2017, our capital expenditures were approximately $42.8 million and $24.4 million, respectively. Our capital expenditures are typically made during the same fiscal year in which they are approved.  At September 30, 2018, our commitments for capital expenditures were not material to our financial condition or results of operations on a consolidated basis.   For fiscal 2019, we expect total capital expenditures to be approximately $39.0 million to $42.0 million. Our capital expenditure budget is an estimate and is subject to change. As described further below, we believe that cash flows from operations combined with existing cash on hand and amounts available under our credit facilities will be sufficient to fund our working capital needs and planned capital expenditures for the next twelve months.
Historically, we have had significant cash requirements in order to organically expand our business into new geographic markets. Our cash requirements include costs related to increased capital expenditures, purchase of materials and production of materials and cash to fund our organic expansion into new markets. Our working capital needs are driven by the seasonality and growth of our business, with our cash requirements increasing in periods of growth. Additional cash requirements resulting from our growth include the costs of additional personnel, production and distribution facilities, enhancing our information systems and, in the future, our integration of any acquisitions and our compliance with laws and rules applicable to public companies.
We have historically relied upon cash available through credit facilities, in addition to cash from operations, to finance our working capital requirements and to support our growth. We regularly monitor potential capital sources, including equity and debt financings, in an effort to meet our planned capital expenditures and liquidity requirements. Our future success will depend on our ability to access outside sources of capital.
We believe that our operating cash flow and available borrowings under the Compass Revolving Credit Facility will be sufficient to fund our operations for at least the next twelve months. However, future cash flows are subject to a number of variables, and significant additional capital expenditures will be required to conduct our operations. There can be no assurance that operations and other capital resources will provide cash in sufficient amounts to maintain planned or future levels of capital expenditures. In the event that we make one or more acquisitions and the amount of capital required is greater than the amount we have available for acquisitions at that time, we could be required to reduce the expected level of capital expenditures and/or seek additional capital. If we seek additional capital, we may do so through borrowings under the Compass Revolving Credit Facility, joint ventures, asset sales, offerings of debt or equity securities or other means. We cannot guarantee that this additional capital will be available on acceptable terms or at all. If we are unable to obtain the funds we need, we may not be able to complete acquisitions that may be favorable to us or finance the capital expenditures necessary to conduct our operations.
Off-Balance Sheet Arrangements
The Company enters into operating leases for property and equipment in the normal course of business. See Note 19 - Commitments and Contingencies to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information. Other than the operating leases described therein, we do not currently have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that would be material to investors.
Critical Accounting Policies and Estimates
The discussion of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We evaluate our estimates and assumptions on an ongoing basis. The results of our analysis form the basis for making assumptions about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions, and the impact of such differences may be material to our consolidated financial statements.
Critical accounting policies are those policies that, in management’s view, are the most important in the portrayal of our financial condition and results of operations. The notes to the consolidated financial statements also include disclosure of significant accounting policies. The methods, estimates and judgments that we use in applying our accounting policies have a significant impact on the results that we report in our consolidated financial statements. These critical accounting policies require us to make difficult and subjective judgments, often as a result of the need to make estimates regarding matters that are inherently uncertain. Our most critical accounting policies and estimates include those involved in the recognition of revenues and provision for income tax expense. Those critical accounting policies and estimates that require the most significant judgment are discussed further below.
Revenue Recognition
The majority of our public construction contracts are fixed unit price contracts. Under fixed unit price contracts, we are committed to providing materials or services required by a contract at fixed unit prices (for example, dollars per ton of asphalt placed). Our private customer contracts are primarily fixed total price contracts, also known as lump sum contracts, which require that the total amount of work be performed for a single price. Revenues from these construction contracts are recognized using the percentage-of-completion accounting method. Under this method, revenues are recognized as costs are incurred in an amount equal to cost plus the related expected profit based on the ratio of costs incurred to estimated final costs. This cost-to-cost measure is used because management considers it to be the best available measure of progress on these contracts. Contract costs consist of direct costs on contracts, including labor, materials, amounts payable to subcontractors and those indirect costs related to contract performance, such as equipment costs, insurance and employee benefits. Contract cost is recorded as incurred, and revisions in contract revenues and cost estimates are reflected in the accounting period when known. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions and estimated profitability, including those changes arising from contract change orders, penalty provisions and final contract settlements may result in revisions to costs and income and are recognized in the period in which the revisions are determined.
Change orders are modifications of an original contract that effectively change the existing provisions of the contract without adding new provisions or terms. Change orders may include changes in specifications or designs, manner of performance, facilities, equipment, materials, sites and period of completion of the work. Either we or our customers may initiate change orders. We consider unapproved change orders to be contract variations for which we have a change of scope for which we believe we are contractually entitled to a higher price, but where a price change associated with the scope change has not yet been agreed upon with the customer. Costs associated with unapproved change orders are included in the estimated cost to complete the contracts and are treated as project costs as incurred. We recognize revenues equal to costs incurred on unapproved change orders when realization of price approval is probable. Unapproved change orders involve the use of estimates, and it is reasonably possible that revisions to the estimated costs and recoverable amounts may be required in future reporting periods to reflect changes in estimates or final agreements with customers. Change orders that are unapproved as to both price and scope are evaluated as claims. We consider claims to be amounts in excess of agreed contract prices that we seek to collect from our customers or others for customer-caused delays, errors in specifications and designs, contract terminations, change orders that are either in dispute or are unapproved as to both scope and price, or other causes of unanticipated additional contract costs. Claims are included in the calculation of revenues when realization is probable and amounts can be reliably determined. To support these requirements, the existence of the following items must be satisfied: (i) the contract or other evidence provides a legal basis for the claim or a legal opinion has been obtained, stating that, under the circumstances, there is a reasonable basis to support the claim; (ii) additional costs are caused by circumstances that were unforeseen at the contract date and are not the result of deficiencies in our performance; (iii) costs associated with the claim are identifiable or otherwise determinable and are reasonable in view of the work performed; and (iv) the evidence supporting the claim is objective and verifiable, not based on management’s subjective evaluation of the situation or on unsupported representations. Revenues in excess of contract costs incurred on claims are recognized when an agreement is reached with the customer as to the value of the claim, which in some instances may not occur until after completion of work under the contract. Costs associated with claims are included in the estimated costs to complete the contracts and are treated as project costs when incurred.
For the majority of our contracts, upon completion and final acceptance of the services that we were contracted to perform, we receive our final payment upon completion of the necessary contract closing documents, and our obligations to the owner are complete at that point. The accuracy of our revenues and profit recognition in a given period depends on the accuracy of our estimates of the revenues and costs to finish uncompleted contracts. Our estimates for all of our significant contracts use a highly detailed “bottom up” approach. However, our projects can be highly complex and, in almost every case, the profit margin estimates for a contract will either increase or decrease to some extent from the amount that was originally estimated at the time of bid. Because we have a large number of projects of varying levels of size and complexity in process at any given time, these changes in estimates can sometimes offset each other without materially impacting our overall profitability. However, large changes in revenues or cost estimates can have a significant effect on profitability. There are a number of factors that can contribute to changes in estimates of contract cost and profitability. The most significant of these include the completeness and accuracy of the original bid, recognition of costs associated with scope changes, extended overhead due to customer-related and weather-related delays, subcontractor and supplier performance issues and site conditions that differ from those assumed in the original bid to the extent contract remedies are unavailable. The foregoing factors, as well as the stage of completion of contracts in process and the mix of contracts at different margins, may cause fluctuations in gross profit between periods, and these fluctuations may be significant.
Contracts Receivable, Including Retainage
Contracts receivable are generally based on amounts billed to the customer and currently due in accordance with our contracts. Many of the contracts under which we perform work contain retainage provisions. Retainage refers to amounts that we have billed to the customer, but are being held for payment by the customer pending satisfactory completion of the project. Retainage on active contracts is classified as a current asset regardless of the term of the contract and is generally collected within one year of the completion of a contract. At September 30, 2018 and September 30, 2017, contracts receivable included $16.8 million and $13.2 million, respectively, of retainage, which was being contractually withheld by customers until completion of the associated contracts.
Because the majority of our construction contracts are entered into with federal, state or municipal government customers, credit risk is minimal. We confirm that funds have been appropriated by the government project owner prior to commencing work on such projects. While most of our public contracts are subject to termination at the election of the government entity, in the event of any such termination, we are entitled to receive the contract price for completed work and reimbursement of termination-related costs. Credit risk with private owners is minimized because of statutory mechanic's liens, which give us high priority in the event of lien foreclosures following financial difficulties of private owners. We maintain an allowance for doubtful accounts, which has historically been sufficient to cover accounts that are not collected.
Valuation of Long-Lived Assets and Goodwill
Long-lived assets, which include property, equipment and acquired intangible assets, such as goodwill, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment evaluations involve fair values and management estimates of useful asset lives and future cash flows. Actual useful lives and cash flows could be different from those estimated by management, and this could have a material effect on our operating results and financial position. For the fiscal years ended September 30, 2018 and 2017, there were no events or changes in circumstances that would indicate a material impairment of our long-lived assets.
Goodwill must be tested for impairment at least annually. We performed our most recent annual impairment test of goodwill on July 1, 2018. Our test indicated that there was no impairment of goodwill. The valuation is impacted by a number of factors, but the key factors are the price of our common stock, recently completed transactions from both public companies and private transactions and our estimated forecast of future cash flows.
The valuation approaches contain uncertainty regarding the estimates used. One of the largest uncertainties relates to federal, state and local government spending, which management expects to increase in the upcoming years. There are a number of other uncertainties with respect to our future financial performance that could impact estimated future cash flows, including those discussed under the heading “Risk Factors” elsewhere in this Annual Report on Form 10-K. Based on our valuation approaches, we determined that for each of our reporting units with goodwill, its fair value substantially exceeded its carrying value, and thus concluded that the carrying value of goodwill was not impaired at July 1, 2018 or July 1, 2017. At September 30, 2018 and September 30, 2017, we had goodwill with a carrying amount of $32.9 million and $30.6 million, respectively.

Income Taxes
Deferred tax assets and liabilities are recognized based on the differences between the financial statement carrying amounts and the tax basis of assets and liabilities. We regularly review our deferred tax assets for recoverability and, where necessary, establish a valuation allowance. Valuation allowances are established to reduce deferred tax assets if we determine that it is more likely than not that some or all of the deferred tax assets will not be realized in future periods.
To assess this likelihood, we use historical three-year results of operations, estimates and judgments regarding our future taxable income and consider the jurisdiction in which the taxable income is generated to determine whether a valuation allowance is required. Such evidence can include our current financial position, results of operations, actual and forecasted results, the reversal of deferred tax liabilities, tax planning strategies and the current and forecasted business economics of our industry. Additionally, we record uncertain tax positions at their net recognizable amount, based on the amount that management deems is more likely than not to be sustained upon ultimate settlement with the tax authorities in jurisdictions in which we operate.
On the basis of our evaluations, at September 30, 2018 and September 30, 2017, no valuation allowance was recorded on our net deferred tax assets, and we had no material uncertain tax positions. If our estimates or assumptions regarding our current and deferred tax items are inaccurate or are modified, these changes could have potentially material impacts on our earnings.
Accrued Insurance Cost
We carry insurance policies to cover various risks, primarily general liability, automobile liability and workers compensation, under which we are liable to reimburse the insurance company for a portion of each claim paid, ranging from $100,000 to $500,000 per occurrence. Prior to October 1, 2017, this amount was $250,000 per occurrence. We accrue for probable losses, both reported and unreported, that are reasonably estimable using actuarial methods based on historic trends and modified, if necessary, by recent events. Changes in our loss assumptions caused by changes in actual experience would affect our assessment of the ultimate liability and could have an effect on our operating results and financial position up to $500,000 per occurrence for general liability, automobile liability and workers' compensation claims.
We provide employee medical insurance under policies that are both fixed-premium, fully-insured policies and self-insured policies that are administered by the insurance company. Under the self-insured policies, we are liable to reimburse the insurance company for actual claims paid plus an administrative fee. We purchase separate stop-loss insurance, which limits the individual participant claim loss to amounts ranging from $75,000 to $160,000.
Share-Based Payments and Other Equity Transactions
Our equity incentive plans are administered by the Compensation Committee of our Board of Directors, which historically set stock option exercise prices based on then recent unregistered sales of our common stock prior to our initial public offering.
We recognize compensation expense for stock option awards based on valuation studies. Prior to the completion of our initial public offering, there had not been an established market for shares of our common stock. While we have issued new equity to unrelated parties, and we use such facts in the determination of the fair value of our shares, we believe that the historic lack of a secondary market for our common stock and our limited history issuing stock to unrelated parties currently make it impracticable to estimate our common stock’s expected volatility. Therefore, it is not possible to reasonably estimate the grant-date fair value of our options using our own historical price data. Accordingly, we have applied the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718 in accounting for the options using the calculated value method.
During fiscal 2018 and fiscal 2017, we estimated expected volatility based on the average volatility of five companies within three different Standard Industrial Classifications that management believed had comparable profiles.
Forfeitures are estimated using historical experience and projected employee turnover. These estimates require a considerable degree of judgment and affect the amount of stock-based compensation expense we recognize. If we determine that another method to estimate expected volatility or expected term is more reasonable than our current methods, or if another method for calculating fair value is prescribed by authoritative guidance, the fair value calculated for future stock-based awards could change significantly from past awards, even if the principal terms of the awards are similar. Higher volatility and longer expected terms result in an increase to stock-based compensation determined at the date of grant. The expected dividend rate and expected risk-free interest rate are not as significant to our calculation of fair value. A hypothetical 10% increase or decrease to any of the above assumptions would have had an immaterial impact on the amount of stock-based compensation expense we recognized in each of the periods presented. However, although changes in assumptions relative to expenses related to stock options granted outside of our equity incentive plan would be considered immaterial to us, future years could result in a more significant difference if we were to grant additional stock options, the value of our common stock increases significantly or our estimated volatility is higher.

Emerging Growth Company
The JOBS Act permits an “emerging growth company” like us to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies. We have irrevocably elected to “opt out” of this provision and, as a result, we will comply with new or revised accounting standards as required when they are adopted.
Seasonality
The use and consumption of our products and services fluctuate due to seasonality. Our products are used, and our construction operations and production facilities are located, outdoors. Therefore, seasonal changes and other weather-related conditions, in particular extended snowy, rainy or cold weather in the winter, spring or fall and major weather events, such as hurricanes, tornadoes, tropical storms and heavy snows, can adversely affect our business and operations through a decline in both the use of our products and demand for our services. In addition, construction materials production and shipment levels follow activity in the construction industry, which typically occurs in the spring, summer and fall. Warmer and drier weather during the third and fourth quarters of our fiscal year typically result in higher activity and revenues during those quarters. The first and second quarters of our fiscal year typically have lower levels of activity due to adverse weather conditions.
Commodity Price Risk
We are subject to commodity price risk with respect to price changes in liquid asphalt and energy, including fossil fuels and electricity for aggregates and asphalt paving mix production, natural gas for HMA production and diesel fuel for distribution vehicles and production-related mobile equipment. In order to manage or reduce commodity price risk, we monitor the costs of these commodities at the time of bid and price them into our contracts accordingly. Furthermore, liquid asphalt escalator provisions in most of our public contracts, and in some of our private and commercial contracts, limit our exposure to price fluctuations in this commodity. In addition, we enter into various firm purchase commitments, with terms generally less than one year, for certain raw materials.
Interest Rate Risk
We are exposed to interest rate risk on certain of our short- and long-term debt obligations used to finance our operations and acquisitions. We have LIBOR-based floating rate borrowings under the Compass Credit Agreement, which expose us to variability in interest payments due to changes in the reference interest rates. From time to time, we use derivative instruments as hedges against the impact of interest rate changes on future earnings and cash flows. In order to hedge against changes in interest rates and to manage fluctuations in cash flows resulting from interest rate risk, on June 30, 2017, we entered into an amortizing interest rate swap agreement applicable to $25.0 million outstanding debt under the Compass Term Loan, for which we pay a fixed rate of 2.015% and receive a credit based on the applicable LIBOR rate. In connection with the amendment to the Compass Amendment and the additional borrowing on May 15, 2018, we entered into an additional $11.0 million notional interest rate swap agreement applicable to the $22.0 million additional debt under the Compass Term Loan. Under this additional swap agreement, we pay a fixed percentage rate of 3.01% and receive a credit based on the applicable LIBOR rate.
At September 30, 2018, we had a total of $62.3 million of variable rate borrowings outstanding. Holding other factors constant and absent the interest rate swap agreement described above, a hypothetical 1% change in our borrowing rates would result in a $0.6 million change in our annual interest expense based on our variable rate debt at September 30, 2018.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
We are a smaller reporting company, as defined by Rule 12b-2 of the Exchange Act, and therefore are not required to provide the information called for by this Item.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Construction Partners, Inc.:

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Construction Partners, Inc. and its subsidiaries (the Company) as of September 30, 2018 and 2017, the related consolidated statements of income, stockholders' equity and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2018 and 2017, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ RSM US LLP

We have served as the Company's auditor since 2017.

Birmingham, Alabama
December 14, 2018

CONSTRUCTION PARTNERS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	September 30,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$99,137	$27,547
Contracts receivable including retainage, net	120,291	120,984
Costs and estimated earnings in excess of billings on uncompleted contracts	9,334	4,592
Inventories	24,556	17,487
Prepaid expenses and other current assets	14,137	4,520
Total current assets	267,455	175,130

Property, plant and equipment, net	178,692	115,911
Goodwill	32,919	30,600
Intangible assets, net	3,735	2,550
Investment in joint venture	1,659	—
Other assets	10,270	2,483
Deferred income taxes, net	1,580	1,876
Total assets	$496,310	$328,550
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$63,510	$52,402
Billings in excess of costs and estimated earnings on uncompleted contracts	38,738	32,108
Current maturities of debt	14,773	10,000
Accrued expenses and other current liabilities	17,520	20,036
Total current liabilities	134,541	114,546
Long-term liabilities:
Long-term debt, net of current maturities	48,115	47,136
Deferred income taxes, net	8,890	9,667
Other long-term liabilities	5,295	5,020
Total long-term liabilities	62,300	61,823
Total liabilities	196,841	176,369
Commitments and contingencies
Stockholders’ Equity:
Preferred stock, par value $0.001; 10,000,000 shares authorized at September 30, 2018 and 1,000,000 shares authorized at September 30, 2017 and no shares issued and outstanding	—	—
Class A common stock, par value $0.001; 400,000,000 shares authorized, 11,950,000 shares issued and outstanding at September 30, 2018, and no shares authorized, issued and outstanding at September 30, 2017	12	—
Class B common stock, par value $0.001; 100,000,000 shares authorized, 42,387,571 shares issued and 39,464,619 shares outstanding at September 30, 2018, and no shares authorized, issued and outstanding at September 30, 2017	42	—
Common stock, $.001 par value, no shares authorized, issued and outstanding at September 30, 2018, and 126,000,000 shares authorized, 44,987,575 shares issued and 41,691,541 shares outstanding at September 30, 2017	—	45
Additional paid-in capital	242,493	142,385
Treasury stock, at cost	(15,603)	(11,983)
Retained earnings	72,525	21,734
Total stockholders’ equity	299,469	152,181
Total liabilities and stockholders’ equity	$496,310	$328,550

See notes to consolidated financial statements.

CONSTRUCTION PARTNERS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share and per share data)

	For the Fiscal Year Ended September 30,
	2018	2017
Revenues	$680,096	$568,212
Cost of revenues	580,560	477,241
Gross profit	99,536	90,971
General and administrative expenses	(55,303)	(47,867)
Settlement income	14,803	—
Gain on sale of equipment, net	2,392	3,481
Operating income	61,428	46,585
Interest expense, net	(1,270)	(3,960)
Loss on extinguishment of debt	—	(1,638)
Other expense	(101)	(205)
Income before provision for income taxes and earnings from investment in joint venture	60,057	40,782
Provision for income taxes	10,525	14,742
Earnings from investment in joint venture	1,259	—
Net income	$50,791	$26,040

Net income per share attributable to common stockholders:
Basic	$1.11	$0.63
Diluted	$1.11	$0.63

Weighted average number of common shares outstanding:
Basic	45,605,845	41,550,293
Diluted	45,919,648	41,550,293

See notes to consolidated financial statements.

CONSTRUCTION PARTNERS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)

	Common Stock		Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Treasury Stock	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, September 30, 2016	44,987,575	$45	—	$—	—	$—	$141,872	$(12,621)	$26,987	$156,283
Sale of treasury stock	—	—	—	—	—	—	—	638	—	638
Common stock dividend paid	—	—	—	—	—	—	—	—	(31,293)	(31,293)
Equity-based compensation	—	—	—	—	—	—	513	—	—	513
Net income	—	—	—	—	—	—	—	—	26,040	26,040
Balance, September 30, 2017	44,987,575	45	—	—	—	—	142,385	(11,983)	21,734	152,181
Reclassification of common stock	(44,987,575)	(45)	—	—	44,987,571	45	—	—	—	—
Conversion of Class B common stock to Class A common stock in connection with initial public offering of Class A common stock	—	—	2,600,000	3	(2,600,000)	(3)	—	—	—	—
Initial public offering of Class A common stock, net of offering costs	—	—	9,350,000	9	—	—	98,000	—	—	98,009
Equity-based compensation expense	—	—	—	—	—	—	975	—	—	975
Sale of treasury stock	—	—	—	—	—	—	(453)	458	—	5
Cashless option exercise	—	—	—	—	—	—	1,586	(4,078)	—	(2,492)
Net income	—	—	—	—	—	—	—	—	50,791	50,791
Balance, September 30, 2018	—	$—	11,950,000	$12	42,387,571	$42	$242,493	$(15,603)	$72,525	$299,469

See notes to consolidated financial statements.

CONSTRUCTION PARTNERS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Fiscal Year Ended September 30,
	2018	2017
Cash flows from operating activities:
Net income	$50,791	$26,040
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization of long-lived assets	25,321	21,072
Amortization of deferred debt issuance costs	94	660
Loss on extinguishment of debt	—	1,638
Provision for bad debt	604	1,445
Gain on sale of equipment	(2,392)	(3,481)
Equity-based compensation expense	975	513
Earnings from investment in joint venture	(1,259)	—
Deferred income taxes	(481)	865
Changes in operating assets and liabilities:
Contracts receivable including retainage, net	9,273	(19,619)
Costs and estimated earnings in excess of billings on uncompleted contracts	(2,955)	2,854
Inventories	(2,746)	(3,063)
Other current assets	(8,886)	(2,178)
Other assets	(7,787)	(286)
Accounts payable	7,462	11,639
Billings in excess of costs and estimated earnings on uncompleted contracts	2,041	5,220
Accrued expenses and other current liabilities	(4,778)	5,505
Other long-term liabilities	844	(1,897)
Net cash provided by operating activities, net of acquisition	66,121	46,927
Cash flows from investing activities:
Purchases of property, plant and equipment	(42,804)	(24,399)
Proceeds from sale of equipment	4,931	4,556
Business acquisition, net of cash acquired	(51,319)	(10,843)
Investment in joint venture	(400)	—
Net cash used in investing activities	(89,592)	(30,686)
Cash flows from financing activities:
Repayments on revolving credit facility	(5,000)	(5,101)
Proceeds from revolving credit facility	—	10,000
Proceeds from issuance of long-term debt, net of debt issuance costs and discount	21,917	49,617
Repayments of long-term debt	(12,361)	(60,640)
Payment to seller of pre-acquisition balance due	(4,940)	—
Payment of treasury stock purchase obligation	(2,569)	(3,000)
Proceeds from initial public offering of Class A common stock, net of offering costs	98,009	—
Proceeds from sale of treasury stock	5	638
Common stock dividend paid	—	(31,293)
Net cash provided by (used in) financing activities	95,061	(39,779)
Net change in cash and cash equivalents	71,590	(23,538)
Cash and cash equivalents:
Beginning of Period	27,547	51,085
End of Period	$99,137	$27,547

Supplemental cash flow information:
Cash paid for interest	$2,336	$3,307
Cash paid for income taxes	$14,357	$12,530
Non-cash items:
Property, plant and equipment financed with accounts payable	$395	$—
Outstanding note receivable in consideration of disposition of assets	$850	$—

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1 - General
Business Description
Construction Partners, Inc. (the “Company”) is a leading infrastructure and road construction company operating in Alabama, Florida, Georgia, North Carolina and South Carolina through its wholly owned subsidiaries. The Company provides site development, paving, utility and drainage systems, as well as hot mix asphalt supply. The Company executes projects for a mix of private, municipal, state, and federal customers that are both privately and publicly funded. The majority of the work is performed under fixed unit price contracts and, to a lesser extent, fixed total price contracts.
The Company was formed as a Delaware corporation in 2007 as a holding company for its wholly owned subsidiary, Construction Partners Holdings, Inc., a Delaware corporation incorporated in 1999 that began operations in 2001, to execute an acquisition growth strategy in the hot mix asphalt paving and construction industry. SunTx Capital Partners (“SunTx”), a private equity firm based in Dallas, Texas, is the Company’s majority investor and has owned a controlling interest in the Company’s stock since its inception. On September 20, 2017, the Company changed its name from SunTx CPI Growth Company, Inc. to Construction Partners, Inc.
Management’s Estimates
The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the recorded amounts of assets, liabilities, stockholders’ equity, revenues and expenses during the reporting period, and the disclosure of contingent liabilities at the date of the consolidated financial statements. Estimates are used in accounting for items such as recognition of revenues and cost of revenues, goodwill and other intangible assets, allowance for doubtful accounts, valuation allowances related to income taxes, accruals for potential liabilities related to lawsuits or insurance claims, and the fair value of equity-based compensation awards. Estimates are continually evaluated based on historical information and actual experience; however, actual results could differ from these estimates.
Note 2 – Initial Public Offering
On April 23, 2018, the Company amended and restated its certificate of incorporation to effectuate a dual class common stock structure consisting of Class A common stock and Class B common stock. As a result, each share of common stock, par value 0.001 per share, was reclassified into 25.2 shares of Class B common stock so that all holders of shares of outstanding common stock became the holders of 41,817,537 shares of Class B common stock, and shares held by the Company in treasury became 3,170,034 Class B treasury shares (the “Reclassification”). The amended and restated certificate of incorporation authorized 400,000,000 shares of Class A common stock and 100,000,000 shares of Class B common stock. All share and per share amounts have been retroactively adjusted for all periods presented to give effect to the 25.2 to 1 split of the common stock as part of the Reclassification (the “Stock Split”).
On May 8, 2018, the Company completed an initial public offering of 11,250,000 shares of Class A common stock at a price of $12.00 per share (the "IPO"). Of these shares, 9,000,000 were sold by the Company, for which the Company received approximately $100.4 million in proceeds, after deducting underwriting discounts and commissions of approximately $7.6 million, and prior to additional total offering expenses of approximately $6.3 million. Of the $6.3 million additional offering expenses, $2.2 million are reflected as capitalized equity issuance costs included within other current assets on the Consolidated Balance Sheet at September 30, 2017. All $6.3 million of equity issuance costs were reclassified to additional paid-in capital during the fiscal year ended September 30, 2018 in connection with the successful completion of the IPO. The remaining 2,250,000 shares were sold by the holders of Class B common stock, which shares upon sale automatically converted into 2,250,000 shares of Class A common stock, thereby reducing the number of issued and outstanding shares of Class B common stock to 42,737,571 and 39,567,537, respectively. The Company did not receive any proceeds from the sale of shares by the holders of Class B common stock.
On May 24, 2018, the underwriters of the IPO partially exercised their over-allotment option to purchase an additional 700,000 shares of Class A common stock at the IPO price of $12.00 per share less the underwriting discount and commissions. Of these shares, 350,000 were sold by the Company, for which the Company received approximately $3.9 million in proceeds after deducting underwriting discounts and commissions of approximately $0.3 million. The remaining 350,000 shares were sold by the holders of Class B common stock, which shares upon sale automatically converted into 350,000 shares of Class A common stock, thereby reducing the number of issued and outstanding shares of Class B common stock to 42,387,571 and 39,217,537, respectively. The Company did not receive any proceeds from the sale of shares by the holders of Class B common stock.
Note 3 - Significant Accounting Policies
Basis of Presentation
The consolidated financial statements include the accounts of Construction Partners, Inc. and its wholly owned subsidiaries. All inter-company balances and transactions have been eliminated in consolidation.

Common share and per share amounts have been retroactively adjusted for all periods presented to give effect to the Stock Split described in Note 2 - Initial Public Offering.
Emerging Growth Company
Construction Partners, Inc. is an “emerging growth company” as defined by the Jumpstart Our Business Startups Act, (the “JOBS Act”) enacted in April 2012. As an emerging growth company, the Company could have taken advantage of an exemption that would have allowed the Company to wait to comply with new or revised financial accounting standards until the effective date of such standards for private companies. However, the JOBS Act provides that a company may elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies, but such election to opt out is irrevocable. The Company has elected to opt out of such extended transition period, which means that when a standard is issued or revised and it has different effective dates for public and private companies, the Company is required to adopt the new or revised standard at the effective date applicable to public companies that are not emerging growth companies.
Cash and cash equivalents
Cash consists principally of currency on hand and demand deposits at commercial banks. Cash equivalents are short-term, highly liquid investments that are both readily convertible to known amounts of cash, and are so near their maturity that they present insignificant risk of changes in value because of changes in interest rates. Cash equivalents include investments with original maturities of three months or less. The Company maintains demand accounts, money market accounts and certificates of deposit at several banks.
From time to time, account balances have exceeded the maximum available Federal Deposit Insurance Corporation deposit insurance coverage limit. The Company has not experienced any losses in such accounts and regularly monitors the Company’s credit risk.
Contracts Receivable Including Retainage, net
Contracts receivable are generally based on amounts billed and currently due from customers, amounts currently due but unbilled, and amounts retained by the customer pending completion of a project. It is common in the Company’s industry for a small portion of progress billings or the contract price, typically 10%, to be withheld by the customer until the Company completes a project to the satisfaction of the customer in accordance with contract terms. Such amounts are also included as contracts receivable including retainage. Based on the Company’s experience with similar contracts in recent years, billings for such retainage balances are generally collected within one year of the completion of the project.
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
The current asset, “Costs and estimated earnings in excess of billings on uncompleted contracts,” represents revenues that have been recognized in amounts that have not been billed under the terms of the contracts. Included in costs and estimated earnings on uncompleted contracts are amounts the Company seeks or will seek to collect from customers or others for errors, changes in contract specifications or design, contract change orders in dispute, unapproved as to scope and price, or other customer-related causes of unanticipated additional contract costs (claims and unapproved change orders). Such amounts are recorded at estimated net realizable value when realization is probable and can be reasonably estimated. Claims and unapproved change orders made by the Company may involve negotiation and, in rare cases, litigation. Unapproved change orders and claims also involve the use of estimates, and revenues associated with unapproved change orders and claims are included when realization is probable and amounts can be reliably determined. The Company did not recognize any material amounts associated with claims and unapproved change orders during the periods presented.
The current liability, “Billings in excess of costs and estimated earnings on uncompleted contracts,” represents billings to customers in excess of revenues recognized.

Concentration of Risks
Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of contracts receivable including retainage. In the normal course of business, the Company provides credit to its customers and does not generally require collateral. Concentrations of credit risk associated with these receivables are monitored on an ongoing basis. The Company has not historically experienced significant credit losses, due primarily to management’s assessment of customers’ credit ratings. The Company principally deals with recurring customers, state and local governments and well-known local companies whose reputations are known to management. The Company performs credit checks for significant new customers and generally requires progress payments for significant projects. The Company generally has the ability to file liens against the property if payments are not made on a timely basis. No single customer accounted for more than 10% of the Company’s contracts receivable including retainage, net balance at September 30, 2018 or September 30, 2017.
Projects performed for various Departments of Transportation accounted for 42.9% and 41.9% of consolidated revenues for the fiscal years ended September 30, 2018 and September 30, 2017, respectively. Two customers accounted for more than 10% of consolidated revenues for the fiscal years ended September 30, 2018 and September 30, 2017, as follows:

	% of Consolidated Revenues for the Fiscal Year Ended September 30,
	2018	2017
Alabama Department of Transportation	15.1%	14.9%
North Carolina Department of Transportation	13.3%	13.9%
Inventories
The Company’s inventories are stated at the lower of cost or net realizable value using the average cost method. The cost of inventory includes the cost of material, labor, trucking and other equipment costs associated with procuring and transporting materials to asphalt plants for production and delivery to customers. Inventories consist primarily of raw materials, including asphalt cement, aggregate and millings that the Company expects to utilize on construction projects within one year.
Revenues and Cost Recognition
Revenues from the Company’s contracts are recognized under the percentage-of-completion method of accounting, measured by the relationship of total cost incurred to total estimated contract costs (cost-to-cost method). Changes in job performance, job conditions, and estimated profitability, including those arising from contract penalty provisions and final contract settlements, may result in favorable or unfavorable revisions to estimated costs, revenues and gross profit, and are recognized in the period in which the revisions are determined. Revisions in estimates related to amounts recorded in prior periods resulted in the Company recording net increases in revenues of $6.9 million and $4.6 million during the fiscal years ended September 30, 2018 and September 30, 2017, respectively.
The accuracy of revenues and cost of revenues reported on the consolidated financial statements depends on, among other things, management’s estimates of total costs to complete projects. Management believes the Company maintains reasonable estimates based on prior experience; however, many factors contribute to changes in estimates of contract costs. Accordingly, estimates made with respect to uncompleted projects are subject to change as each project progresses and better estimates of contract costs become available. All contract costs are recorded as incurred, and revisions to estimated total costs are reflected as soon as the obligation to perform is determined. Provisions are recognized for the full amount of estimated losses on uncompleted contracts whenever evidence indicates that the estimated total cost of a contract exceeds its estimated total revenue, regardless of the stage of completion. When the Company incurs additional costs related to work performed by subcontractors, the Company may have contractual provisions to back charge the subcontractors for those costs. A reduction to costs related to back charges is recognized when the estimated recovery is probable and the amount can be reasonably estimated.
Contract costs include direct labor and material, subcontractors, direct overhead costs and equipment costs (primarily depreciation, fuel, maintenance and repairs).
Fair Value Measurements
Management applies fair value measurement guidance to its impairment analyses for tangible and intangible assets. The Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurements and Disclosures, defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Inputs used to measure fair value are classified using the following hierarchy:

Level 1. Unadjusted quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.
Level 2. Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly through corroboration with observable market data.
Level 3. Inputs are unobservable for the asset or liability and include situations in which there is little, if any, market activity for the asset or liability. The inputs used in the determination of fair value are based upon the best information available under the circumstances and may require significant management judgment or estimation.
The Company endeavors to utilize the best available information in measuring fair value.
The Company’s financial instruments include cash, contracts receivable including retainage, and accounts payable reflected as current assets and current liabilities on its Consolidated Balance Sheets at September 30, 2018 and September 30, 2017. Due to the short-term nature of these instruments, management considers their carrying value to approximate their fair value.
The Company also has term loans and a revolving credit facility as described in Note 12 - Debt. The carrying value of amounts outstanding under these credit facilities is reflected as long-term debt, net of current maturities and current maturities of debt on the Company’s Consolidated Balance Sheets at September 30, 2018 and September 30, 2017. Due to the variable rate or short-term nature of these instruments, management considers their carrying value to approximate their fair value.
Property, Plant and Equipment
Property, plant and equipment are recorded at cost and depreciated on a straight-line basis over their estimated useful lives. Leasehold improvements for operating leases are amortized over the lesser of the term of the related lease or the estimated useful lives of the improvements. Quarry reserves are depleted in accordance with the units-of-production method as aggregate is extracted, using the initial allocation of cost based on proven and probable reserves. Routine repairs and maintenance are expensed as incurred. Asset improvements are capitalized at cost and amortized over the remaining useful life of the related asset.
The useful lives of property, plant and equipment categories are as follows:

Category	Estimated Useful Life
Land and improvements	Land, unlimited; improvements, 15-25 years
Quarry reserves	Based on depletion
Buildings	5 - 39 years
Asphalt plants	3 - 20 years
Construction equipment	3 - 10 years
Furniture and fixtures	5 - 10 years
Leasehold improvements	The shorter of 15 years or the remaining lease term
Management periodically assesses the estimated useful life over which assets are depreciated, depleted or amortized. If the analysis warrants a change in the estimated useful life of property, plant and equipment, management will reduce the estimated useful life and depreciate, deplete or amortize the carrying value prospectively over the shorter remaining useful life.
The carrying amounts of assets sold or retired and the related accumulated depreciation are eliminated in the period of disposal, and the resulting gains and losses are included in the results of operations during the same period.

Impairment of Long-Lived Assets
The carrying value of property, plant and equipment and intangible assets subject to amortization is evaluated whenever events or changes in circumstances indicate that the carrying amount of such assets, or an asset group, may not be recoverable. Events or circumstances that might cause management to perform impairment testing include, but are not limited to, a significant decrease in the market price of an asset, a significant adverse change in the extent or manner in which an asset is used or in its physical condition, an accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of an asset, an operating or cash flow performance combined with a history of operating or cash flow losses or a forecast that demonstrates continuing losses associated with the use of an asset, and an expectation that an asset will be disposed of significantly before the end of its previously estimated useful life. If indicators of potential impairment are present, management performs a recoverability test and, if necessary, records an impairment loss. If the total estimated future undiscounted cash flows to be generated from the use and ultimate disposition of an asset or asset group is less than its carrying value, an impairment loss is recorded in the Company’s results of operations, measured as the amount required to reduce the carrying value to fair value. Fair value is determined in accordance with the best available information based on the hierarchy described under "Fair Value Measurements" above. For example, the Company would first seek to identify quoted prices or other observable market data. If observable data is not available, management would apply the best available information under the circumstances to a technique such as a discounted cash flow model to estimate fair value. Impairment analysis involves estimates and the use of assumptions in connection with judgments made in forecasting long-term estimated inflows and outflows resulting from the use and ultimate disposition of an asset, and determining the ultimate useful lives of assets. Actual results may differ from these estimates using different assumptions, which could materially impact the results of an impairment assessment.
Goodwill and Other Intangible Assets
Goodwill represents the excess of the purchase price over the fair value of net assets acquired and liabilities assumed in a business combination. Other intangible assets consist of an indefinite-lived name license in connection with a business acquired, and finite-lived assets including a non-compete agreement, customer relationships and construction backlog, each acquired in business acquisitions. Goodwill and indefinite-lived intangible assets are not amortized, but are reviewed for impairment at least annually, or more frequently when events or changes in circumstances indicate that the carrying value may not be recoverable. In addition, management evaluates whether events and circumstances continue to support an indefinite useful life. Judgments regarding indicators of potential impairment are based on market conditions and operational performance of the business.
Annually, on the first day of the fourth fiscal quarter, management performs an analysis of the carrying value of goodwill at its reporting units for potential impairment. In accordance with GAAP, the Company may assess its goodwill for impairment initially using a qualitative approach to determine whether conditions exist to indicate that it is more likely than not that the fair value of a reporting unit is less than its carrying value. If management concludes, based on its assessment of relevant events, facts and circumstances, that it is more likely than not that a reporting unit’s carrying value is greater than its fair value, then a quantitative analysis will be performed to determine whether there is any impairment. The Company may also elect to initially perform a quantitative analysis instead of starting with a qualitative assessment. The quantitative assessment for goodwill requires comparing the carrying value of a reporting unit, including goodwill, to its fair value using the multiple period discounting method under the income approach and market approach. The income approach uses a discounted cash flow model, which involves significant estimates and assumptions, including preparation of revenues and profitability growth forecasts, selection of a discount rate, and selection of a terminal year multiple, to estimate fair value. Management’s assessment of facts and circumstances at each analysis date could cause these assumptions to change. If the fair value of the respective reporting unit exceeds its carrying amount, goodwill is not considered to be impaired, and no further testing is required. If the carrying amount of a reporting unit exceeds its fair value, an impairment charge is recorded to write down goodwill to its fair value and is recorded in the Company’s results of operations. The Company performed a quantitative analysis of goodwill during fiscal year 2018 and fiscal year 2017 and determined that the fair value of each of its reporting units exceeded its carrying value, and thus concluded that the carrying value of goodwill was not impaired at September 30, 2018 or September 30, 2017. Accordingly, no further analysis was required or performed.
Management also performs an annual assessment, on the first day of the fiscal fourth quarter, of the carrying value of its indefinite-lived intangible assets other than goodwill. Management tests indefinite-lived intangible assets for impairment by comparing their carrying value to their estimated fair value. An impairment loss is recorded in the Company’s results of operations to the extent the carrying value of an indefinite-lived intangible asset exceeds its fair value. Similar to the assessment of goodwill, events and changes in circumstances could cause management to utilize different assumptions in subsequent evaluations, which could materially impact the results of an impairment assessment. Management concluded that the carrying value of the Company's indefinite-lived intangible asset other than goodwill was not impaired at September 30, 2018 or September 30, 2017.
Deferred Debt Issuance Costs
Costs directly associated with obtaining debt financing are deferred and amortized over the term of the related debt agreement. Unamortized amounts related to long-term debt are reflected on the Consolidated Balance Sheet as a direct deduction from the carrying amount of the related long-term debt liability.

Equity Issuance Costs
The Company capitalizes certain third-party fees that are directly associated with in-process equity offerings. These amounts are recorded as prepaid expenses and included in other current assets on the Consolidated Balance Sheet until the offering is consummated, suspended or abandoned. If efforts to complete an equity offering are suspended or abandoned, the capitalized costs are charged to general and administrative expenses in the period the offering is suspended or abandoned. When an offering is completed, the capitalized costs are recorded as a reduction to additional paid-in capital generated by the offering. At September 30, 2017, $2.2 million of capitalized equity issuance costs were included in other current assets. Upon the successful completion of the IPO in May 2018, the equity issuance costs balance of $6.3 million was reclassified from prepaid expenses to additional paid-in capital.
Comprehensive Income
Comprehensive income is a measure of net income and all other changes in equity that result from transactions other than transactions with stockholders. Management has determined that net income is the Company’s only component of comprehensive income. Accordingly, there is no difference between net income and comprehensive income.
Income Taxes
The provision for income taxes includes federal and state income taxes. Income taxes are accounted for under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial statement carrying values and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the fiscal years in which the temporary differences are expected to be reversed or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Management evaluates the realization of deferred tax assets and establishes a valuation allowance when it is more likely than not that all or a portion of the deferred tax assets will not be realized. Deferred tax assets and deferred tax liabilities are presented on a net basis by taxing authority and classified as non-current on the Consolidated Balance Sheet. The Company classifies income tax-related interest and penalties as interest expense and other expenses, respectively.
Equity-based Incentive Plans
Compensation costs related to equity-classified share-based awards are recognized on the consolidated financial statements based on grant date fair value. Compensation cost for graded-vesting awards is recognized ratably over the respective vesting periods.
Accrued Insurance Costs
The Company carries insurance policies to cover various risks, including primarily general liability, automobile liability and workers’ compensation, under which it is liable to reimburse the insurance company for a portion of each claim paid. The amount for which the Company is liable for general liability, automobile liability and workers’ compensation claims ranges from $100,000 to $500,000 per occurrence. Management accrues for probable losses, both reported and unreported, that are reasonably estimable using actuarial methods based on historic trends modified, if necessary, by recent events. Changes in loss assumptions caused by changes in actual experience would affect the assessment of the ultimate liability and could have an effect on the Company’s operating results and financial position up to $500,000 per occurrence for general liability, automobile liability and workers’ compensation claims.
The Company provides employee medical insurance under policies that are both fixed-premium, fully-insured policies and self-insured policies that are administered by the insurance company. Under the self-insured policies, the Company is liable to reimburse the insurance company for actual claims paid plus an administrative fee. The Company purchases separate stop-loss insurance that limits the individual participant claim loss to amounts ranging from $75,000 to $160,000.
In addition to the retention items noted above, the Company’s insurance provider requires the Company to maintain a standby letter of credit. This letter of credit serves as a guarantee by the banking institution to pay the Company’s insurance provider the incurred claim costs attributable to general liability, workers’ compensation and automobile liability claims, up to the amount stated in the standby letter of credit, in the event that these claims are not paid by the Company.
Earnings per Share
As described in Note 2 – Initial Public Offering, the Company completed an IPO and Reclassification of its common stock during the fiscal year ended September 30, 2018. Prior to the Reclassification, all net income of the Company was attributable to the holders of shares of common stock immediately prior to the Reclassification. During the period beginning from the Reclassification through the IPO, all net income of the Company was attributable to holders of Class B common stock. Since the IPO, all net income of the Company is attributable equally, on a per share basis, to the holders of Class A common stock and Class B common stock.
Basic earnings per share is computed by dividing net income attributable to common stockholders by the weighted average number of aggregate shares of pre-Reclassification common stock, Class A common stock and Class B common stock, as applicable for the respective periods, calculated on a post-split basis, during the respective periods. The calculation of basic earnings per share excludes shares of unvested restricted stock. Diluted earnings per share is calculated by dividing net income attributable to common stockholders by the weighted average number of aggregate shares of pre-Reclassification common stock, Class A common stock, Class B common stock and potential dilutive common shares determined using the treasury method, calculated on a post-split basis as applicable for the respective periods. Securities that are anti-dilutive are not included in the calculation of diluted earnings per share.
Segment Reporting and Reporting Units
The Company operates in Alabama, Florida, Georgia, North Carolina and South Carolina through its wholly owned legal entity subsidiaries. Each of these entities was acquired as a platform operating company and performs essentially the same operations, primarily infrastructure and road construction.
Management determined that the Company functions as a single operating segment, and thus reports as a single reportable segment. This determination is based on rules prescribed by GAAP applied to the manner in which management operates the Company. In particular, management assessed the discrete financial information routinely reviewed by the Company’s Chief Operating Decision Maker (“CODM”), its Chief Executive Officer, to monitor the Company’s operating performance and support decisions regarding allocation of resources to its operations. Specifically, performance is continuously monitored at the consolidated level and at the individual contract level to timely identify deviations from expected results. Resource allocations are based on the capacity of the Company’s operating facilities to pursue new project opportunities, including reallocation of assets that are underutilized from time to time at a certain operating facility to another operating facility where additional resources might be required to fully meet demand. Other factors further supporting this conclusion include substantial similarities throughout all of the Company’s operations with respect to services provided, type of customers, sourcing of materials and manufacturing and delivery methodologies.
Management further determined that the Company’s five platform operating companies represent the Company’s reporting units for purposes of assessing potential impairment of goodwill. These legal entities represent significant acquisitions that occurred over time in Alabama, Florida, Georgia and North Carolina pursuant to the Company’s strategic growth strategy. Each platform company is managed by its president, who has primary responsibility for the respective operating company. Collectively, these presidents are directly accountable to, and maintain regular contact with, the CODM as a team to discuss operating activities, financial results, forecasts, and operating plans for the Company’s single operating segment.
Note 4 - Accounting Standards
Recently Adopted Accounting Pronouncements
In January 2017, the FASB issued Accounting Standards Update ("ASU") No. 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairments, which applies to entities that have goodwill reported in their financial statements. The amendments of this update modify the concept of impairment from the condition that exists when the carrying amount of goodwill exceeds its implied fair value to the condition that exists when the carrying amount of a reporting unit exceeds its fair value. Prior to the amendments of this guidance, an entity performed the first step of the goodwill impairment test by comparing the fair value of a reporting unit to its carrying amount. If an impairment loss was indicated, the entity computed the implied fair value of goodwill to determine the amount of an impairment loss, if any (step two). Implied fair value of goodwill was calculated by assigning the fair value of a reporting unit to all of its assets and liabilities in a manner consistent with procedures performed as if that reporting unit had been acquired in a business combination. An entity still has the option to perform the qualitative assessment for a reporting unit to determine whether a quantitative impairment test is necessary. If a quantitative test is performed, this guidance eliminates step two of the assessment. In contrast, under the amendments of this update, an entity shall recognize an impairment charge in the amount by which the carrying amount exceeds the reporting unit’s fair value, limited to the total amount of goodwill allocated to that reporting unit. The new guidance is effective for public companies for fiscal years beginning after December 15, 2019 and interim periods within those years, and shall be applied on a prospective basis to goodwill impairment tests subsequent to adoption of the standard. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company early adopted this guidance on a prospective basis on July 1, 2018. The adoption of this guidance did not have an impact on the Company’s consolidated financial statements and related disclosures. See Note 10 – Goodwill and Other Intangible Assets, for additional information on the Company’s goodwill.
In March 2016, the FASB issued ASU No. 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. Amendments of this update change the accounting for certain aspects of share-based payments to employees. The guidance requires the recognition of the income tax effects of awards in the income statement when the awards vest or are settled, thus eliminating additional paid-in capital pools. The guidance also allows the employer to repurchase more of an employee’s shares for tax withholding purposes without triggering liability accounting. In addition, the guidance permits a policy election to account for forfeitures as they occur rather than on an estimated basis, as is currently required. The Company adopted the amendments of the update effective October 1, 2017. The adoption of this guidance did not have a material impact on the Company's consolidated financial statements and disclosures.

Recently Issued Accounting Pronouncements Not Yet Adopted
The FASB has issued certain ASUs that are applicable to the Company and will be adopted in future periods. The consolidated financial statements and related disclosures for the fiscal years ended September 30, 2018 and September 30, 2017 do not reflect the requirements of this guidance. The following is a brief description of the recently issued ASUs and management’s current assessment regarding the methods, timing and impact of adoption of such ASUs by the Company in the future.
In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. The amendments of this update refine the definition of a business. Prior to this update, guidance in Topic 805 defined a business as having an integrated set of assets along with three elements or activities: inputs, processes, and outputs (collectively referred to as a “set”). The amendments of this update provide a framework to assist entities in evaluating when a set is not a business. Amendments of this update are applicable to public companies for annual periods beginning after December 15, 2017, including interim periods within those periods. This update shall be applied prospectively on or after the effective date. No disclosures are required at transition. The Company will adopt this update for the Company’s fiscal year beginning October 1, 2018 and apply the guidance to the assessment and disclosure of future acquisition transactions.
In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The amendments of this update provide guidance on eight cash flow classification issues: debt prepayment and debt extinguishment costs, settlement of certain debt instruments, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate-owned life insurance policies, distributions received from equity method investees, beneficial interests in securitization transactions, and separately identifiable cash flows and application of the predominance principle. The amendments of this update are effective for fiscal years beginning after December 15, 2018 and interim periods within fiscal years beginning after December 15, 2019. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments must be reflected as of the beginning of the fiscal year that includes that interim period. Management is currently assessing this guidance to determine the Company’s adoption date and the potential impact of adoption on the Company’s consolidated financial statements and disclosures.
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The amendments of this guidance require a lessee to recognize most leases on its balance sheet and recognize expenses on the income statement in a manner similar to current practice. The lessee will recognize a lease liability calculated as the present value of its obligation to make lease payments and a right-to-use asset for the right to use the underlying assets for the lease term. Leases will continue to be classified as either financing or operating. Operating leases will result in a single lease cost allocated over the lease term on a straight-line basis with cash payments presented as cash flows from operations. Financing leases will result in separate presentations of interest expense on the lease liability and amortization expense of the right-to-use asset, with repayments of the principal portion of the lease liability presented as financing activities and payments of interest on the lease liability and variable lease payments presented as operating activities. The amendments of this update are effective for public companies in annual periods beginning on or after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The Company leases office premises and equipment as described in Note 19 - Commitments and Contingencies. Management expects to adopt this ASU for the Company’s fiscal year beginning October 1, 2019, and is currently evaluating this guidance to determine the potential impact of adoption on the Company's consolidated financial statements and disclosures.
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which revises and consolidates current guidance, eliminates industry-specific revenue recognition guidance and establishes a comprehensive principle-based approach for determining revenue recognition. The core principle of the guidance is that an entity shall recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for providing those goods or services. Amendments of this update set forth a five-step revenue recognition model to be applied consistently to all contracts with customers, except those that are within the scope of other topics in the ASC: identify the contract with a customer, identify the performance obligations in the contract, determine the transaction price, allocate the transaction price to the performance obligation in the contract, and recognize revenue when (or as) the entity satisfies a performance obligation. The update also provides guidance regarding the recognition of costs related to obtaining and fulfilling customer contracts. This update also requires quantitative and qualitative disclosures sufficient to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including disclosures on significant judgments made when applying the guidance.
Subsequent to the issuance of ASU 2014-09, the FASB issued the following pronouncements, which each amend ASU No. 2014-09: ASU 2015-14 deferred the effective date of ASU 2014-09 from annual and interim periods beginning after December 15, 2016 to annual and interim periods beginning after December 15, 2017. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. With the issuance of ASU No. 2016-08 in March 2016, the FASB clarified the implementation guidance on principal versus agent considerations in ASC 606. In April 2016, the FASB issued ASU No. 2016-10, which clarified implementation guidance on identifying performance obligations and licensing in ASC

606. Other provisions of the guidance in ASC 606 were also amended with the issuances of ASU No. 2016-12 in May 2016 and ASU No. 2016-20 in December 2016.
The update permits adoption using either a full retrospective approach, under which all years included in the financial statements will be presented under the revised guidance, or a modified retrospective approach, under which financial statements will be prepared under the revised guidance for the year of adoption, but not for prior years. Under the latter method, entities will recognize a cumulative adjustment to the opening balance of retained earnings for contracts that still require performance by the entity at the date of adoption.
Management will adopt this update for the Company’s fiscal year beginning October 1, 2018, using the modified retrospective approach. As a result, the Company will present any cumulative effect of applying the amendments of this update on the date of adoption, October 1, 2018. Management does not expect the adoption of this update to have a material impact on the Company's consolidated financial statements.
The Company has refined its accounting policies and related internal controls affected by this update. Management’s assessment of the Company’s construction contracts under the new standard supports the recognition of revenue over time using the percentage-of-completion method of accounting, measured by the relationship of total cost incurred to total estimated contract costs (cost-to-cost method), which is consistent with the Company’s current revenue recognition practices. As such, the Company’s construction contracts will continue to be recognized over time considering the continuous transfer of control to its customers during performance of construction projects. The amendments of this update also require expanded disclosures regarding the nature, timing and uncertainty of revenue and customer contract balances, including how and when the Company satisfies the performance obligations and the relationship between revenue recognized and changes in contract balances during a reporting period. The Company has evaluated these disclosure requirements and is incorporating the collection of supporting data into its business processes.
Note 5 - Business Acquisitions
The Scruggs Company
On May 15, 2018, the Company executed a stock purchase agreement (the “Stock Purchase Agreement”) to complete the acquisition of 100% of the common shares and voting interests of The Scruggs Company (“Scruggs”), a privately-owned infrastructure and road construction company headquartered in Hahira, Georgia that operates three hot mix asphalt plants, three aggregate mines and one industrial plant (the “Scruggs Acquisition”). The Scruggs Acquisition complemented the Company’s vertically integrated southeastern United States operations, providing new bidding areas in the expanding Georgia market. The Company funded the purchase price with cash on hand plus an additional $22.0 million borrowed under its existing Compass Term Loan as described in Note 12 - Debt. The purchase price of $51.3 million, excluding cash acquired of $4.7 million, was paid in cash at closing.
This acquisition was accounted for as a business combination in accordance with ASC 805, Business Combinations.

Management completed the purchase price allocation for this acquisition during the fiscal year ended September 30, 2018. Identifiable assets acquired and liabilities assumed were recorded at their estimated fair values based on the methodology described under "Fair Value Measurements" in Note 3 - Significant Accounting Policies. The fair values of assets acquired and liabilities assumed, and the estimated useful lives of intangible assets acquired, are as follows (in thousands):

Contracts receivable including retainage	$9,184
Costs and estimated earnings in excess of billings on uncompleted contracts	1,787
Inventory	4,323
Other current assets (1)	731
Property, plant and equipment:
Construction equipment	17,571
Quarry reserves	13,986
Land and land improvements	7,302
Plant	6,917
Buildings	1,552
Backlog intangible (2)	594
Customer relationship (3)	1,100
Goodwill	2,319
Accounts payable	(3,646)
Billings in excess of costs and estimated earnings on uncompleted contracts	(4,589)
Current maturities of long-term debt	(358)
Other current liabilities	(1,770)
Payable to seller	(4,940)
Long-term debt, net of current maturities	(744)
$51,319

(1) Other current assets excludes cash acquired
(2) The estimated useful life of the backlog intangible asset is 17 months
(3) The estimated useful life of the customer relationship intangible is 8 years
The amount of the purchase price exceeding the net fair value of identifiable assets acquired and liabilities assumed was recorded as goodwill. Under the terms of the Stock Purchase Agreement, the parties made a Section 338(h)(10) election under the Internal Revenue Code. Accordingly, goodwill, the backlog intangible and customer relationship intangible assets allocated to the purchase price and the step-up to fair value of property, plant and equipment reflected in the acquisition date balance sheet are deductible by the Company for income tax purposes. Goodwill primarily represents the assembled work force and synergies expected to result from the acquisition. Management has determined that Scruggs represents a new reporting unit for purposes of assessing potential impairment of goodwill, and has allocated all goodwill recognized in connection with the acquisition to that new reporting unit. Scruggs represents the Company’s fifth platform operating company and functions one level below the Company’s single operating segment, along with its other platform operating companies each representing reporting units.

The Consolidated Statement of Income for the fiscal year ended September 30, 2018 includes $35.8 million of revenue and $3.5 million of net income attributable to operations of Scruggs since the acquisition date of May 15, 2018. The Company recorded certain costs to effect the Scruggs Acquisition as they were incurred, which are reflected as general and administrative expenses on the Consolidated Statement of Income in the amount of $0.2 million for the fiscal year ended September 30, 2018. The following presents pro forma revenues and net income as though the Scruggs Acquisition had occurred on October 1, 2016 (unaudited, in thousands):

	For the Fiscal Year Ended September 30,
	2018	2017
Pro forma revenues	$735,197	$661,979
Pro forma net income	55,558	34,671

Pro forma financial information is presented as if the operations of Scruggs had been included in the consolidated results of the Company since October 1, 2016, and gives effect to transactions that are directly attributable to the Scruggs Acquisition, including adjustments to:

(a)	Include the pro forma results of operations of Scruggs for the fiscal years ended September 30, 2018 and 2017.

(b)
Include additional depreciation and depletion expense related to the fair value of acquired property, plant and equipment and quarry reserves, as applicable, as if such assets were acquired on October 1, 2016 and consistently applied to the Company’s depreciation and depletion methodologies.

(c)
Include interest expense under the Compass Term Loan as if the $22.0 million borrowed to partially finance the purchase price was borrowed on October 1, 2016. Interest expense calculations further assume that no principal payments were made applicable to the $22.0 million borrowed during the period from October 1, 2016 through September 30, 2018, and that the interest rate in effect on the date the Company made the additional $22.0 million borrowing on May 15, 2018 was in effect for the period from October 1, 2016 through September 30, 2018.

(d)	Exclude $0.2 million of acquisition-related expenses from the fiscal year ended September 30, 2018, as though such expenses were incurred prior to the pro forma acquisition date of October 1, 2016.
Pro forma information is presented for informational purposes and may not be indicative of revenue or net income that would have been achieved if the Scruggs acquisition had occurred on October 1, 2016.
Sand and Gravel Mining Operations
On September 22, 2017, the Company acquired certain ongoing sand and gravel mining operations located in Etowah, Elmore and Autauga counties in Alabama in order to expand our aggregate production facilities. This acquisition was accounted for as a business combination in accordance with ASC 805, Business Combinations. Consideration paid to consummate the acquisition consisted of $10.8 million cash paid on the closing date. The Company also entered into a purchase commitment with the seller to purchase $3.1 million of inventory over the two years following the acquisition. Of that amount, $2.3 million had been purchased as of September 30, 2018.
Identifiable assets acquired and liabilities assumed were recorded at their estimated fair values based on the methodology described under "Fair Value Measurements" in Note 3 - Significant Accounting Policies. The amount of consideration paid in excess of the fair value of net assets acquired is recorded as goodwill, which is deductible for income tax purposes. The following summarizes the fair value of identifiable assets acquired (in thousands):

Inventory	$1,179
Quarry reserves	4,800
Land	1,746
Plant	1,247
Equipment	1,228
Goodwill	643
$10,843

The results of operations associated with this acquisition are included in the consolidated financial statements since the acquisition date and were not material to the Consolidated Statements of Income. Pro forma results of operations as if the acquisition had been consummated on October 1, 2015 would not be material to the Consolidated Statements of Income.
Note 6 - Contracts Receivable Including Retainage, net
Contracts receivable including retainage, net consisted of the following at September 30, 2018 and September 30, 2017 (in thousands):

	September 30,
	2018	2017
Contracts receivable	$104,541	$109,538
Retainage	16,848	13,180
	121,389	122,718
Allowance for doubtful accounts	(1,098)	(1,734)
Contracts receivable including retainage, net	$120,291	$120,984

The following is a summary of changes in the allowance for doubtful accounts balance during the fiscal years ended September 30, 2018 and September 30, 2017 (in thousands):

	For the Fiscal Year Ended September 30,
	2018	2017
Balance at beginning of period	$1,734	$1,039
Charged to bad debt expense	604	1,445
Write-off of contracts receivable including retainage	(1,240)	(750)
Balance at end of period	$1,098	$1,734

Retainage receivables have been billed, but are not due until contract completion and acceptance by the customer.

Note 7 - Costs and Estimated Earnings on Uncompleted Contracts
Costs and estimated earnings compared to billings on uncompleted contracts at September 30, 2018 and September 30, 2017 consisted of the following (in thousands):

	September 30,
	2018	2017
Costs on uncompleted contracts	$743,322	$489,661
Estimated earnings to date on uncompleted contracts	95,155	62,193
	838,477	551,854
Billings to date on uncompleted contracts	(867,881)	(579,370)
Net billings in excess of costs and estimated earnings on uncompleted contracts	$(29,404)	$(27,516)

Reconciliation of net billings in excess of costs and estimated earnings to amounts reflected on the Company’s Consolidated Balance Sheets at September 30, 2018 and September 30, 2017 is follows (in thousands):

	September 30,
	2018	2017
Costs and estimated earnings in excess of billings on uncompleted contracts	$9,334	$4,592
Billings in excess of costs and estimated earnings on uncompleted contracts	(38,738)	(32,108)
Net billings in excess of costs and estimated earnings on uncompleted contracts	$(29,404)	$(27,516)

Note 8 - Other Assets
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following at September 30, 2018 and September 30, 2017 (in thousands):

	September 30,
	2018	2017
Settlement receivable	$7,874	$—
Prepaid expenses	4,989	1,503
Other current assets	1,274	3,017
Total prepaid expenses and other current assets	$14,137	$4,520

Other Assets
Other assets consisted of the following at September 30, 2018 and September 30, 2017 (in thousands):

	September 30,
	2018	2017
Settlement receivable	$7,224	$—
Notes receivable	2,561	1,106
Other assets	485	1,377
Total other assets	$10,270	$2,483

Note 9 - Property, Plant and Equipment
Property, plant and equipment at September 30, 2018 and September 30, 2017 consisted of the following (in thousands):

	September 30,
	2018	2017
Construction equipment	$190,420	$154,911
Asphalt plants	79,563	66,379
Land and improvements	29,624	20,991
Quarry reserves	20,908	7,219
Buildings	12,416	9,848
Furniture and fixtures	4,422	3,870
Leasehold improvements	765	765
Total property, plant and equipment, gross	338,118	263,983
Accumulated depreciation, depletion and amortization	(160,795)	(148,072)
Construction in progress	1,369	—
Total property, plant and equipment, net	$178,692	$115,911

Depreciation, depletion and amortization expense related to property, plant and equipment for the fiscal years ended September 30, 2018 and September 30, 2017 was $24.8 million and $20.8 million, respectively.
Note 10 - Goodwill and Other Intangible Assets
The following presents goodwill activity during the fiscal years ended September 30, 2018 and September 30, 2017 (in thousands):

Balance at September 30, 2016	$29,957
Additions	643
Balance at September 30, 2017	30,600
Additions	2,319
Balance at September 30, 2018	$32,919

A summary of other intangible assets at September 30, 2018 and September 30, 2017 is as follows (in thousands):

		September 30,
		2017			2018
	Useful Life	Gross	Accumulated Amortization	Net Book Value	Gross	Accumulated Amortization	Net Book Value
Indefinite-lived:
License	Indefinite	$2,000	$—	$2,000	$2,000	$—	$2,000
Definite-lived:
Customer relationship	8 years	—	—	—	1,100	(52)	1,048
Acquired construction backlog	17 months	—	—	—	594	(157)	437
Non-compete agreements	5 years	1,500	(950)	550	1,500	(1,250)	250
Total intangible assets		$3,500	$(950)	$2,550	$5,194	$(1,459)	$3,735

Total amortization expense related to definite-lived intangible assets was $0.5 million and $0.3 million for the fiscal years ended September 30, 2018 and September 30, 2017, respectively.

Estimated future total amortization expense related to definite-lived intangible assets is as follows (in thousands):

Fiscal Year	Estimated Amortization Expense
2019	$825
2020	138
2021	138
2022	138
2023	138
Thereafter	358
Total	$1,735

Note 11 - Liabilities
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following at September 30, 2018 and September 30, 2017 (in thousands):

	September 30,
	2018	2017
Accrued payroll and benefits	12,802	13,364
Treasury stock purchase obligation	569	2,569
Accrued insurance costs	1,750	1,198
Other current liabilities	2,399	2,905
Total accrued expenses and other current liabilities	$17,520	$20,036

Other Long-Term Liabilities
Other long-term liabilities consisted of the following at September 30, 2018 and September 30, 2017 (in thousands):

	September 30,
	2018	2017
Treasury stock purchase obligation	$—	$569
Accrued insurance costs	4,826	3,796
Other	469	655
Total other long-term liabilities	$5,295	$5,020

Note 12 - Debt
The Company maintains various credit facilities from time to time to finance acquisitions, the purchase of real estate, construction equipment, asphalt plants and other fixed assets, and for general working capital purposes. Debt at September 30, 2018 and September 30, 2017 consisted of the following (in thousands):

	September 30,
	2018	2017
Long-term debt:
Compass Term Loan	$57,300	$47,500
Compass Revolving Credit Facility	5,000	10,000
Other long-term debt	964	—
Total long-term debt	63,264	57,500
Deferred debt issuance costs	(362)	(364)
Debt discount	(14)	—
Current maturities of long-term debt	(14,773)	(10,000)
Long-term debt, net of current maturities	$48,115	$47,136

Compass Credit Agreement
On June 30, 2017, Construction Partners Holdings, Inc. (“Construction Partners Holdings”), the Company’s wholly owned subsidiary, entered into a credit agreement with Compass Bank as agent, sole lead arranger and sole bookrunner (as amended, the “Compass Credit Agreement”), providing for a $50.0 million term loan (the “Compass Term Loan”) and a $30.0 million revolving credit facility (the “Compass Revolving Credit Facility”). The Compass Credit Agreement was used to refinance all existing long-term and short-term debt, as described below. In connection with the Scruggs Acquisition, the Company amended the Compass Credit Agreement on May 15, 2018 and borrowed an additional $22.0 million under the Compass Term Loan to fund a portion of the purchase price as disclosed in Note 5 - Business Acquisitions. The principal amount of the Compass Term Loan, including the additional borrowing, must be paid in quarterly installments of $3.6 million. All amounts borrowed under the Compass Credit Agreement mature on July 1, 2022.
Construction Partners Holdings’ obligations under the Compass Credit Agreement are guaranteed by the Company and all of Construction Partners Holdings’ direct and indirect subsidiaries and are secured by a first priority security interest in substantially all of the Company’s assets.
Under the Compass Credit Agreement, borrowings can be designated as base rate loans or Euro-Dollar Loans. The interest rate on base rate loans fluctuates and is equal to (i) the highest of: (a) the rate of interest in effect for such day as publicly announced from time to time by the Agent as its “prime rate,” (b) the federal funds rate plus 0.50% and (c) the quotient of the London Interbank Offered Rate (“LIBOR”) for deposits in U.S. dollars as obtained from Reuters, Bloomberg or another commercially available source designated by the Agent two Euro-Dollar Business Days (as defined in the Compass Credit Agreement) before the first day of the applicable interest period divided by 1.00 minus the Euro-Dollar Reserve Percentage (as defined in the Compass Credit Agreement) plus 1.0% for a one-month interest period, plus (ii) the applicable rate, which ranges from 2.0% to 2.25%. The interest rate for Euro-Dollar loans fluctuates and is equal to the sum of the applicable rate, which ranges from 2.0% to 2.25%, plus LIBOR for the interest period selected by the Agent. In order to economically hedge against changes in interest rates, on June 30, 2017, the Company entered into an interest rate swap agreement with a notional amount of $25.0 million, under which the Company pays a fixed percentage rate of 2.015% and receives a credit based on the applicable LIBOR rate. In connection with amendments to the Compass Credit Agreement and the additional borrowing on May 15, 2018, the Company entered into an additional $11.0 million notional interest rate swap agreement applicable to the $22.0 million additional debt under the Compass Term Loan. Under this additional interest rate swap agreement, the Company pays a fixed percentage rate of 3.01% and receives a credit based on the applicable LIBOR rate. These interest rate swap agreements do not meet the criteria for hedge accounting treatment in accordance with GAAP. At September 30, 2018 and September 30, 2017, the aggregate notional value of these interest rate swap agreements was $28.7 million and $23.8 million, respectively, and the fair value was $0.3 million and $(0.2) million, respectively, which is included within other assets or other liabilities on the Company's Consolidated Balance Sheets.
Construction Partners Holdings must pay a commitment fee of 0.35% per annum on the aggregate unused revolving commitments under the Compass Credit Agreement, as well as fees with respect to any letters of credit issued under the Compass Credit Agreement.
The Compass Credit Agreement contains usual and customary negative covenants for agreements of this type, including, but not limited to, restrictions on Construction Partners Holdings’ ability to make acquisitions, make loans or advances, make capital expenditures and investments, create or incur indebtedness, create liens, wind up or dissolve, consolidate, merge or liquidate, or sell, transfer or dispose of assets. The Compass Credit Agreement requires Construction Partners Holdings to satisfy certain financial covenants, including a minimum fixed charge coverage ratio of 1.20 to 1.00. The Compass Credit Agreement also requires the Company to maintain a maximum consolidated leverage ratio of 2.00 to 1.00, subject to certain adjustments, as further described in the Compass Credit Agreement. The Compass Credit Agreement includes customary events of default, including, among other things, payment default, covenant default, breach of representation or warranty, bankruptcy, cross-default, material ERISA events, certain changes of control, material money judgments and failure to maintain subsidiary guarantees. The Compass Credit Agreement prevents Construction Partners Holdings from paying dividends or otherwise distributing cash to the Company unless, after giving effect to such dividend, Construction Partners Holdings would be in compliance with the financial covenants and, at the time any such dividend is paid, no default or event of default exists or would result from the payment of such dividend. At September 30, 2018, the Company was in compliance with all covenants under the Compass Credit Agreement.
Acquired Debt
In connection with the Scruggs Acquisition, the Company assumed $1.1 million of debt, representing loans used to finance equipment purchases and collateralized by the purchased equipment. These loans are reflected as other long-term debt in the table above at September 30, 2018. Assumed debt includes three zero-interest notes payable that were used to finance equipment purchases and are collateralized by the purchased equipment. The aggregate estimated fair value of these zero-interest loans at the acquisition date was $0.4 million, determined in accordance with the methodology described under "Fair Value Measurements" in Note 3 - Significant Accounting Policies, and are scheduled to be repaid via monthly payments with maturity dates between February 2020 and May 2020. The Company also assumed $0.7 million of debt in connection with the Scruggs Acquisition, representing loans used to finance equipment with fixed interest rates ranging from 4.50% - 5.95%. These notes payable require monthly payments and have maturity dates ranging from 2019 through 2023.
CIT Credit Facility (repaid in full and terminated June 30, 2017)
On December 12, 2014, the Company and its wholly owned subsidiaries entered a credit agreement with a consortium of six financial institutions represented by CIT Finance LLC acting as Administrative Agent and Collateral Agent (the “CIT Credit Facility”). The $76.0 million facility consisted of a $49.0 million term loan (the “CIT Term Loan”) and capacity for additional borrowings of $27.0 million to finance future purchases of certain fixed assets. In connection with incurring this debt, the Company recorded $2.3 million in deferred debt issuance costs, which were amortized to interest expense over the original term of the facility. At June 30, 2017, the remaining $0.9 million unamortized balance of deferred debt issuance costs was recorded as a loss on extinguishment of debt upon repayment of the loan in conjunction with the refinancing described above.
The CIT Credit Facility bore interest at an annual rate of 3-month LIBOR plus 3.5% and was subject to certain payment restrictions and a mandatory prepayment provision if the aggregate balance outstanding to any borrower exceeded defined limits. Principal on the CIT Term Loan was payable quarterly at 3.125% of aggregate gross borrowings, with a final payment of the outstanding principal amount on December 12, 2019. On June 30, 2017, the Company repaid all outstanding principal and interest in the amount of $32.0 million and terminated the CIT Credit Facility.
Capitala Term Loan (repaid in full and terminated June 30, 2017)
On December 12, 2014, the Company and certain of its subsidiaries entered into a second lien credit agreement with Capitala Finance Corp., which provided for a $12.5 million interest-only term loan (the “Capitala Term Loan”). In connection with incurring this debt, the Company recorded $1.4 million in deferred debt issuance costs, which were amortized to interest expense over the term of the Capitala Term Loan. At June 30, 2017, the remaining $0.7 million unamortized balance of deferred debt issuance costs was recorded as a loss on extinguishment of debt upon repayment of the loan in conjunction with the refinancing described above.
The Capitala Term Loan bore interest at an annual rate of 11.5%, with 100% of the outstanding principal amount due on June 12, 2020. On June 30, 2017, the Company repaid all outstanding principal and interest in the amount of $12.6 million and terminated the Capitala Term Loan.
Other Debt (repaid in full and terminated June 30, 2017)
During the fiscal year ended September 30, 2017, the Company repaid in full and terminated certain other term loans and revolving credit facilities. These loans were collateralized with the assets financed by the borrowings and included terms that varied for each facility, including interest rates ranging from 3.33% to 11.5% and maturities ranging from December 2016 through June 2020. On June 30, 2017, the Company repaid all outstanding principal and interest under these loans in the amount of $10.1 million, and terminated all related agreements.

The scheduled contractual repayment terms of long-term debt at September 30, 2018 were as follows:

Fiscal Year	Amount
2019	$14,773
2020	14,762
2021	14,555
2022	19,157
2023	17
Thereafter	—
Total	$63,264

Interest expense was $2.0 million and $4.1 million for the fiscal years ended September 30, 2018 and September 30, 2017, respectively. Amortization of deferred issuance costs and debt discounts included in interest expense was $0.1 million and $0.7 million for the fiscal years ended September 30, 2018 and September 30, 2017, respectively.
Note 13 - Equity
At September 30, 2018 and September 30, 2017, the Company had authorized for issuance 10,000,000 and 1,000,000 shares of preferred stock, par value $0.001, respectively. No preferred shares were issued and outstanding at September 30, 2018 or September 30, 2017.
At September 30, 2017, the Company had authorized for issuance 126,000,000 shares of common stock, par value per share $0.001, of which 44,987,575 and 41,691,541 were issued and outstanding, respectively. At September 30, 2017, the Company held 3,296,034 shares in treasury, at an average cost of $3.64 per share.
As described in Note 2 - Initial Public Offering, the Company executed an IPO and certain related transactions during the fiscal year ended September 30, 2018.
As described in Note 15 - Equity-Based Compensation, during the fiscal year ended September 30, 2018, employees holding options under the 2010 Non-Plan Stock Option Agreement exercised all options to purchase 768,984 shares of Class B common stock at an exercise price of $5.70 per share. These shares were issued from treasury shares at an average cost of $3.64 per share. The transaction was executed as a cashless exercise.

The following presents changes to the Company’s outstanding shares of common stock, treasury shares and additional paid-in capital for the fiscal years ended September 30, 2018 and September 30, 2017 (dollars in thousands):

					Treasury Shares
	Shares of Common Stock Outstanding	Shares of Class A Common Stock Outstanding	Shares of Class B Common Stock Outstanding	Additional Paid-in Capital	Shares	Cost
Balance, September 30, 2016	41,502,490	—	—	$141,872	(3,485,085)	$(12,621)
Equity-based compensation expense	—	—	—	513	—	—
Sale of treasury stock	189,051	—	—	—	189,051	638
Balance, September 30, 2017	41,691,541	—	—	142,385	(3,296,034)	(11,983)
Sale of treasury stock	126,000	—	—	(453)	126,000	458
Reclassification of common stock	(41,817,541)	—	41,817,537	—	—	—
Conversion of Class B common stock to Class A common stock in connection with initial public offering of Class A common stock	—	2,600,000	(2,600,000)	—	—	—
Initial public offering of Class A common stock, net of offering costs	—	9,350,000	—	98,000	—	—
Cashless option exercise	—	—	247,082	1,586	247,082	(4,078)
Equity-based compensation expense	—	—	—	975	—	—
Balance, September 30, 2018	—	11,950,000	39,464,619	$242,493	(2,922,952)	$(15,603)

On December 21, 2016, the Company’s Board of Directors declared a special dividend to common stockholders of record as of the close of business on December 15, 2016 in the amount of $31.3 million ($0.754 per share). The dividend was paid from cash on hand on January 10, 2017. Management does not expect the Company to declare stock dividends in the foreseeable future; however, the Company’s future dividend policy will depend upon earnings, financial condition, capital requirements and certain other factors, including terms of credit agreements that restrict the Company’s ability to declare or pay dividends.
Note 14 - Earnings Per Share
As described in Note 2 - Initial Public Offering, the Company completed an IPO and Reclassification of common stock during the fiscal year ended September 30, 2018.
The following table summarizes the weighted-average number of basic common shares outstanding and the calculation of basic earnings per share for the periods presented (in thousands, except share and per share amounts):

	For the Fiscal Year Ended September 30,
	2018	2017
Numerator
Net income attributable to common shareholders	$50,791	$26,040
Denominator
Weighted average number of common shares outstanding, basic	45,605,845	41,550,293
Net income per common share attributable to common shareholders, basic	$1.11	$0.63

The following table summarizes the calculation of the weighted-average number of diluted common shares outstanding and the calculation of diluted earnings per share for the periods presented (in thousands, except share and per share amounts):

	For the Fiscal Year Ended September 30,
	2018	2017
Numerator
Net income attributable to common stockholders	$50,791	$26,040
Denominator
Weighted average number of basic common shares outstanding, basic	45,605,845	41,550,293
Effect of dilutive securities:
2010 non-plan stock option agreement options	272,915	—
2018 restricted stock grants	40,888	—
Weighted average number of diluted common shares outstanding:	45,919,648	41,550,293
Net income per diluted common share attributable to common stockholders	$1.11	$0.63

The Company had 768,984 common stock equivalents that were excluded from the calculation of diluted earnings per share for the fiscal year ended September 30, 2017, since their inclusion would be anti-dilutive (see "2010 Non-Plan Stock Option Agreement" described in Note 15 - Equity-Based Compensation). There were no anti-dilutive securities excluded from the calculation of diluted earnings per share for the fiscal year ended September 30, 2018.
Note 15 - Equity-Based Compensation
Restricted Stock Awards
On February 23, 2018, the Company sold to certain employees a total of 126,000 restricted shares of common stock at a purchase price of $0.04 per share. The Company recorded proceeds of $5,000 from the sale of these restricted shares, which were issued from treasury shares. The Company recorded a reduction to additional paid-in capital of approximately $0.5 million representing the cost of treasury shares issued in excess of the purchase price paid by the employees.
Half of the shares vested immediately on February 23, 2018, and the remaining half of the shares vested on July 1, 2018, upon the respective employees' continuous employment through the vesting date. The grant date fair value of the shares was estimated to be $7.78 per share.
During the fiscal year ended September 30, 2018, the Company recorded compensation expense in connection with these grants in the amount of $1.0 million, which is reflected as general and administrative expenses on the Company’s Consolidated Statements of Income. At September 30, 2018, there was no unrecognized compensation expense related to these awards.
2017 Options
On March 7, 2017, the Company granted to a certain employee a non-plan option to purchase 74,592 shares of the Company’s common stock at an exercise price of approximately $0.04 per share. The option has an expiration date of March 7, 2027. The options are classified as equity awards. The grant date fair value was $5.52 per share, calculated using the Black-Scholes option pricing model applied to the following inputs.

Risk-free rate	2.04%
Expected term (in years)	5
Expected volatility	50%
Expected dividend yield	0%
Value of underlying stock	$5.56
The option vested 100% at the date of grant and is exercisable only during a change in control event as defined by the award, which has not occurred. Unrecognized compensation expense in connection with this option at September 30, 2018 was $0.4 million. At

September 30, 2018, all 74,592 options were outstanding and vested. No portion of this option was exercisable or had intrinsic value at September 30, 2018 because a change of control event had not occurred through that date.
2016 Equity Incentive Plan
On August 22, 2016, the Company granted to certain employees options to purchase 252,000 shares of the Company’s common stock with an exercise price of $3.37 per share and an expiration date of August 22, 2026 pursuant to the Company's 2016 Equity Incentive Plan (the "2016 Equity Incentive Plan").
The options are classified as equity awards and do not contain performance conditions or market conditions. The grant date fair value was $2.90 per share, calculated using the Black-Scholes option pricing model applied to the following inputs:

Risk-free rate	1.31%
Expected term (in years)	6
Expected volatility	50%
Expected dividend yield	0
Value of underlying stock	$4.97
On May 8, 2017, all agreements evidencing options granted under the 2016 Equity Incentive Plan were modified to immediately vest all remaining unvested options outstanding. Accordingly, all remaining unrecognized compensation expense was recognized during that period. Total compensation expense recorded during the fiscal year ended September 30, 2017 in connection with these options was $0.5 million and there was no unrecognized compensation expense related to these options at September 30, 2017. Accordingly, there was no compensation expense incurred in connection with these options during the fiscal year ended September 30, 2018, and there was no unrecognized compensation expense at September 30, 2018.
The following is a summary of changes to the number of unvested options under the 2016 Equity Incentive Plan during the fiscal years ended September 30, 2017 and September 30, 2018:

Unvested options outstanding at September 30, 2016	189,000
Granted	—
Vested	(189,000)
Forfeited	—
Unvested options outstanding at September 30, 2017	—
Granted	—
Vested	—
Forfeited	—
Unvested options outstanding at September 30, 2018	—

The intrinsic value of options exercised during the fiscal year ended September 30, 2017 was $0.4 million. No options were outstanding under the 2016 Equity Incentive Plan at September 30, 2018 or September 30, 2017.
The following is a summary of activity related to options under the 2016 Equity Incentive Plan during the fiscal years ended September 30, 2018 and September 30, 2017:

Outstanding, September 30, 2016	189,050
Granted	—
Exercised	189,050
Forfeited or expired	—
Outstanding, September 30, 2017	—
Outstanding, September 30, 2018	—

The Company received proceeds of $0.6 million from option holders upon exercises during the fiscal year ended September 30, 2017. Shares were issued from treasury shares.

2010 Non-Plan Stock Option Agreement
In June 2018, certain employees of the Company exercised options to purchase 768,984 shares of Class B common stock at an exercise price of $5.70 per share. These options were granted in 2010 pursuant to a non-plan option agreement and were classified as equity awards. These shares were issued from treasury shares at an average cost of approximately $3.64 per share. The transaction was executed as a cashless exercise through which the Company concurrently repurchased from the option holders the number of shares of Class B common stock required to fund the exercise price for all options and meet statutory federal, state and payroll tax withholding requirements applicable to the employees associated with their exercises. The Company purchased a total of 521,902 shares of Class B common stock, at the $13.17 per share closing price of the Company’s Class A common stock on the date of exercise, resulting in a net increase of 247,082 shares of Class B common stock outstanding. Of the aggregate repurchase price, the Company retained $4.4 million which was recorded to additional paid-in capital reflecting the total exercise price, and withheld $2.5 million which was submitted to taxing authorities for employees’ payroll tax obligations.
Note 16 - Provision for Income Taxes
The Company files a consolidated United States income tax return and income tax returns in various states. Management evaluated the Company’s tax positions based on appropriate provisions of applicable enacted tax laws and regulations and believes that they are supportable based on their specific technical merits and the facts and circumstances of the transactions.
The provision for income taxes for the fiscal years ended September 30, 2018 and September 30, 2017 consists of the following (in thousands):

	For the Fiscal Year Ended September 30,
	2018	2017
Current
U.S. Federal	$9,380	$11,977
State	1,626	1,900
Total current	11,006	13,877
Deferred
U.S. Federal	(1,003)	711
State	522	154
Total deferred	(481)	865
Provision for income taxes	$10,525	$14,742

Differences exist between income and expenses reported on the consolidated financial statements and those deducted for U.S. Federal and state income tax reporting. The Company’s deferred tax assets and liabilities consisted of the following temporary difference tax effects at September 30, 2018 and September 30, 2017 (in thousands):

	September 30,
	2018	2017
Deferred tax assets
Allowance for bad debt	$444	$936
Amortization of finite-lived intangible assets	499	751
State net operating loss	1,695	1,928
Employee benefits	—	243
Accrued insurance claims	1,202	1,417
Other	—	506
Total deferred tax assets, net	3,840	5,781
Deferred tax liabilities
Amortization of goodwill	(3,925)	(5,022)
Property, plant and equipment	(7,162)	(8,550)
Other	(63)	—
Total deferred tax liabilities, net	(11,150)	(13,572)
Net deferred tax assets (liabilities)	$(7,310)	$(7,791)

The Consolidated Balance Sheets at September 30, 2018 and September 30, 2017 include gross deferred tax assets of $3.8 million and $5.8 million, respectively. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the periods in which those temporary differences are deductible. Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carryforward periods), projected taxable income, and tax-planning strategies in making this assessment. Based on the weight of all evidence known and available as of the balance sheet date, management believes that these tax benefits are more likely than not to be realized in the future. To the extent that management does not consider it more likely than not that a deferred tax asset will be recovered, a valuation allowance is established.
Income taxes payable have been reduced by fuel tax credits of $0.3 million for each of the fiscal years ended September 30, 2018 and September 30, 2017. The remaining amount of goodwill expected to be deductible for tax purposes was $14.9 million and $15.3 million at September 30, 2018 and September 30, 2017, respectively.
The following is a reconciliation of net deferred tax assets (liabilities) to amounts reflected on the Company’s Consolidated Balance Sheets at September 30, 2018 and September 30, 2017 (in thousands):

	September 30,
	2018	2017
Asset: Deferred income taxes, net	$1,580	$1,876
Liability: Deferred income taxes, net	(8,890)	(9,667)
Net deferred tax assets (liabilities)	$(7,310)	$(7,791)

At September 30, 2018 and September 30, 2017, the Company had a state net operating loss carryforward of $38.3 million and $52.5 million, respectively. The state net operating loss credit carryforwards expire in varying amounts between the fiscal years ended September 30, 2020 and September 30, 2030.
The U.S. statutory income tax rate applicable to the Company was 35.0% during the fiscal year ended September 30, 2017. On December 22, 2017, the U.S. government enacted comprehensive tax legislation known as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act included broad and complex changes to the U.S. tax code, including a reduction in the U.S. federal corporate income tax rate from 35% to 21% effective January 1, 2018. The Company completed its accounting for the income tax effects of the Tax Act during fiscal 2018 and recorded a discrete tax benefit of $4.6 million related to the Tax Act, primarily due to adjusting its U.S. deferred tax liabilities by the same amount, reflecting the reduction in the U.S. federal corporate tax rate. This net reduction in deferred tax liabilities also included the estimated impact on the Company’s net state deferred tax assets.  Accordingly, the Company recorded its income tax provision for the fiscal year ended September 30, 2018 based on a blended U.S. statutory tax rate of 24.5%, which was based on a proration of the applicable tax rates before and after the effective date of the Tax Act, and the effect of applicable state income taxes. The federal statutory rate of 21% applies for fiscal years beginning after September 30, 2018. During the fiscal year ended September 30, 2018, the Company also realized a $2.3 million permanent tax benefit, including $1.4 million resulting from the deduction of the excess fair market value of options exercised under the 2010 Non-Plan Stock Option Agreement over the exercise price.
The following table reconciles income taxes based on the U.S. statutory tax rate to the Company’s income before provision for income taxes for the fiscal years ended September 30, 2018 and September 30, 2017 (in thousands):

	For the Fiscal Year Ended September 30,
	2018	2017
Provision for income tax at federal statutory rate	$15,023	$14,260
State income taxes	1,622	1,268
Change in deferred federal income taxes due to Tax Act	(4,552)	—
Permanent differences	(2,282)	(686)
Other	714	(100)
Provision for income taxes	$10,525	$14,742

Uncertain Tax Positions
ASC Topic 740, Income Taxes prescribes a recognition threshold and measurement model for the financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return and provides guidance on derecognition classification, interest and penalties, accounting in interim periods, disclosure and transition.
The Company is subject to tax audits in various jurisdictions in the United States. Tax audits by their nature are often complex. In the normal course of business, the Company is subject to challenges from the Internal Revenue Service ("IRS") and other tax authorities regarding amounts of taxes due. These challenges may alter the timing or amount of taxable income or deductions, or the allocation of income among tax jurisdictions. As part of the calculation of the provision for income taxes on earnings, management determines whether the benefits of the Company’s tax positions are at least more likely than not to be sustained upon audit based on the technical merits of the tax position. For tax positions that are more likely than not to be sustained upon audit, management accrues the largest amount of the benefit that is more likely than not to be sustained. Such accruals require management to make estimates and judgments with respect to the ultimate outcome of a tax audit. Actual results could vary materially from these estimates. The Company performed an analysis of its tax positions and determined that no uncertain tax positions existed at September 30, 2018 or 2017. Accordingly, there was no liability for uncertain tax positions at September 30, 2018 or September 30, 2017. Based on the provisions of ASC 740, the Company had no material unrecognized tax benefits at September 30, 2018 or September 30, 2017. Due to the utilization of net operating loss carryforwards, the Company’s federal income tax returns for fiscal years ended September 30, 2012 through September 30, 2018 are subject to examination. Various state income tax returns for fiscal years ended September 30, 2011 through September 30, 2018 are also subject to examination.
Note 17 - Employee Benefit Plans
The Company offers a 401(k) retirement plan covering substantially all employees who are at least 18 years old and have more than one year of service. The Company makes discretionary employer contributions, subject to IRS safe harbor rules. Employer contributions charged to earnings during the fiscal years ended September 30, 2018 and September 30, 2017 were $2.3 million and $1.8 million, respectively.
Note 18 - Related Parties
On December 31, 2017, the Company sold a wholly owned subsidiary to an immediate family member of a Senior Vice President of the Company ("Purchaser of subsidiary") in consideration for a note receivable in the amount of $1.0 million, which approximated the net book value of the disposed entity. In connection with this transaction, the Company also received a note receivable from the disposed entity ("Disposed entity") on December 31, 2017 in the amount of $0.9 million representing certain accounts payable of the disposed subsidiary that were paid by the Company. At September 30, 2018, $0.8 million and $0.9 million, respectively, was reflected on the Company’s Consolidated Balance Sheet representing the remaining balances on the consideration note receivable and accounts payable note receivable. Principal and interest payments are scheduled to be made in periodic installments from January 2018 through December 2023.

From time to time, the Company conducts business with the following related parties:

•
On January 30, 2015, a subsidiary of the Company entered into a master services subcontract with Austin Trucking, LLC (“Austin Trucking”), an entity owned by an immediate family member of a Senior Vice President of the Company. Pursuant to the agreement, Austin Trucking performs subcontract work for the subsidiary of the Company, including trucking services.

•	From time to time, a subsidiary of the Company provides construction services to various companies owned by a family member of a Senior Vice President of the Company ("Construction Services").

•	For periodic corporate events, the Company charters a boat from Deep South Adventures, LLC, which is owned by a Senior Vice President of the Company.

•
On June 1, 2014, the Company entered into an access agreement with Island Pond Corporate Services, LLC (“Island Pond”) regarding certain property owned by the Chairman of the Company's Board of Directors who is also the Managing Partner of SunTx. Pursuant to the access agreement, Island Pond grants the Company the non-exclusive right to use certain land located in Baker County, Georgia for the purposes of business development.

•	The Company rents vehicles from an entity owned by a family member of a Senior Vice President of the Company ("Vehicle Rentals"). The vehicles are rented on a month-to-month basis.

•	Family members of a Senior Vice President of the Company provide consulting services to a subsidiary of the Company ("Consulting Services").

•	A law firm owned by a family member of a Senior Vice President of the Company provides legal services to a subsidiary of the Company ("Legal Services").

•
A subsidiary of the Company leases office space for its Dothan, Alabama office from H&K, Ltd. (“H&K”), an entity partially owned by a Senior Vice President of the Company. The office space is leased through early 2020. Under the lease agreement, the Company pays a fixed minimum rent per month.

•
A subsidiary of the Company leased office space for its Montgomery, Alabama office from H&A Properties LLC (“H&A”), an entity partially owned by two Senior Vice Presidents of the Company. Under the lease agreement, the Company paid a fixed minimum rent per month. In September 2018, the subsidiary purchased this office from H&A for $0.5 million.

•	A company owned by an immediate family member of a Senior Vice President of the Company provides subcontracting services to a subsidiary of the Company ("Subcontracting Services")

•	The Company is party to a management services agreement with SunTx, under which the Company pays $0.25 million per fiscal quarter and reimburses certain travel expenses.

The following table presents revenues earned and expenses incurred by the Company during the fiscal years ended September 30, 2018 and September 30, 2017, and accounts receivable and accounts payable balances at September 30, 2018 and 2017, related to transactions with the related parties described above (in millions):

	Revenue Earned (Expense Incurred)				Accounts Receivable (Payable)
	For the Fiscal Year Ended September 30,				September 30,
	2018		2017		2018	2017
Purchaser of subsidiary	$—		$—		$0.9	$—
Disposed entity	$—		$—		$0.8	$—
Austin Trucking	$(13.0)	(1)	$(11.8)	(1)	$(0.8)	$(1.0)
Construction Services	$1.8		$6.3		$2.9	$5.3
Deep South Adventures, LLC	$—	(2)	$(0.3)	(2)	$—	$—
Island Pond	$(0.3)	(2)	$(0.3)	(2)	$—	$—
Vehicle Rentals	$(1.2)	(2)	$(1.2)	(2)	$—	$—
Consulting Services	$(0.3)	(2)	$(0.2)	(2)	$—	$—
Legal Services	$(0.1)	(2)	$(0.3)	(2)	$—	$—
H&K	$(0.1)	(2)	$(0.1)	(2)	$—	$—
H&A	$(0.1)	(2)	$(0.1)	(2)	$—	$—
Subcontracting Services	$(0.2)	(1)	$—	(1)	$(0.1)	$—
SunTx	$(1.5)	(2)	$(1.3)	(2)	$—	$—

(1) Cost is reflected as cost of revenues on the Company's Consolidated Statements of Income
(2) Cost is reflected as general and administrative expenses on the Company's Consolidated Statements of Income

Note 19 - Commitments and Contingencies
Operating Leases
The Company leases office premises and equipment. Where leases contain escalation clauses or concessions, such as rent holidays and landlord/tenant incentives or allowances, the impact of such adjustment is recognized on a straight-line basis over the minimum lease period. Certain leases provide for renewal options and require the payment of real estate taxes or other occupancy costs, which are also subject to escalation clauses. Operating lease expense amounted to approximately $11.2 million and $9.1 million for the fiscal years ended September 30, 2018 and September 30, 2017, respectively, which is primarily included in cost of revenues in the Consolidated Statements of Income.
Future minimum obligations under non-cancelable operating leases at September 30, 2018 were as follows (in thousands):

Fiscal Year	Amount
2019	$9,007
2020	6,192
2021	2,820
2022	922
2023	208
Thereafter	188
Total	$19,337

These amounts include obligations to related parties described in Note 18 - Related Parties of $0.2 million in fiscal year 2019 and $0.1 million in fiscal year 2020.

Litigation, Claims, and Assessments
The Company, from time to time, is subject to various inquiries or audits by taxing authorities (income taxes or other) originating from its operations, covering a wide range of matters that arise in the ordinary course of business. Each of these matters is subject to various uncertainties, and it is possible that some of these matters may not be resolved in the Company’s favor. The Company is also involved in other legal and administrative proceedings arising in the ordinary course of business. The outcomes of these inquiries and legal proceedings are not expected to have a material effect on the Company’s financial position or results of operations on an individual basis, although adverse outcomes in a significant number of such ordinary course inquiries and legal proceedings could, in the aggregate, have a material adverse effect on the Company’s financial condition and results of operations.
Letters of Credit
Under the Compass Revolving Credit Facility, the Company has a total capacity of $30.0 million that may be used for a combination of cash borrowings and letters of credit issuances. At September 30, 2018 and September 30, 2017, the Company had aggregate letters of credit outstanding in the amount of $11.8 million and $8.7 million, respectively, primarily related to certain insurance policies as described in Note 3 - Significant Accounting Policies.
Note 20 - Joint Venture
In November 2017, one of the Company’s wholly owned subsidiaries entered into a joint venture agreement (the “JV”) with a third party for the sole purpose of bidding on and, if awarded, performing a construction project for the Alabama Department of Transportation. The Company and the third-party each own a 50% partnership interest in the JV and share revenue and expenses on a 50/50 basis. The JV is jointly managed by representatives of the Company and the third-party and all labor, material and equipment required to perform the contract is subcontracted to parties which may include both the subsidiary of the Company that is party to the JV and the third-party.
The Company accounts for this joint venture as an equity method investment in accordance with GAAP. Through September 30, 2018, the Company invested approximately $0.4 million into the JV, which is reflected as investment in joint venture on the Consolidated Balance Sheet. During the fiscal year ended September 30, 2018, the Company recognized $1.3 million pre-tax income, respectively, representing its 50% interest in the earnings of the JV, which is reflected as earnings from investment in joint venture on the Consolidated Statements of Income and included within investment in joint venture on the Consolidated Balance Sheet. The Company’s income tax impact attributable to its investment in the JV is included within the provision for income taxes on its Consolidated Statements of Income.
Note 21 - Settlement Agreement
On April 19, 2018, certain of the Company’s subsidiaries entered into settlement agreements with a third party, pursuant to which they will receive aggregate net payments of approximately $15.7 million, payable in four equal installments between January 2019 and July 2020, in exchange for releasing and waiving all current and future claims against the third party relating to compensation to the Company for a business interruption event that occurred more than five years ago, which did not directly relate to the Company’s business and which has not, and is not expected to, recur (the “Settlement”). The Company recorded a pre-tax gain of $14.8 million during the fiscal year ended September 30, 2018 related to the Settlement, which is reflected as settlement income on the Consolidated Statements of Income. Future payments are reflected on the Consolidated Balance Sheets as other current assets and other assets in the amount of $7.9 million and $7.2 million, respectively.

Note 22 - Condensed Financial Statements of Registrant
CONSTRUCTION PARTNERS, INC.
PARENT COMPANY ONLY
CONDENSED BALANCE SHEETS
(in thousands, except share and per share data)

	September 30,
	2018	2017
ASSETS
Cash and cash equivalents	$53,352	$1,330
Investment in subsidiaries	247,944	162,274
Due from subsidiaries	545	—
Other assets	1,226	2,196
Total current assets	303,067	165,800
Property, plant and equipment	131	—
Total assets	$303,198	$165,800
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Treasury stock purchase obligation	$569	$2,569
Due to subsidiaries	800	6,449
Other current liabilities	187	1,062
Total short-term liabilities	1,556	10,080
Long-term liabilities:
Due to subsidiaries	2,177	2,971
Treasury stock purchase obligation	—	569
Total long-term liabilities	2,177	3,540
Total liabilities	3,733	13,620
Stockholders’ Equity
Preferred stock, par value $0.001; 10,000,000 shares authorized at September 30, 2018 and 1,000,000 shares authorized at September 30, 2017 and no shares issued and outstanding	—	—
Class A common stock, par value $0.001; 400,000,000 shares authorized, 11,950,000 shares issued and outstanding at September 30, 2018, and no shares authorized, issued and outstanding at September 30, 2017	12	—
Class B common stock, par value $0.001; 100,000,000 shares authorized, 42,387,571 shares issued and 39,464,619 shares outstanding at September 30, 2018, and no shares authorized, issued and outstanding at September 30, 2017	42	—
Common stock, $.001 par value, no shares authorized, issued and outstanding at September 30, 2018, and 126,000,000 shares authorized, 44,987,575 shares issued and 41,691,541 shares outstanding at September 30, 2017	—	45
Additional paid-in capital	242,489	142,385
Treasury stock, at cost	(15,603)	(11,983)
Retained earnings	72,525	21,733
Total stockholders’ equity	299,465	152,180
Total liabilities and stockholders’ equity	$303,198	$165,800

See note to condensed financial statements of parent company.

CONSTRUCTION PARTNERS, INC.
PARENT COMPANY ONLY
CONDENSED STATEMENTS OF INCOME
(in thousands, except per share amounts)

	For the Fiscal Year Ended September 30,
	2018	2017
Equity in net income of subsidiaries	$51,515	$28,312
Equity-based compensation expense	(975)	(513)
General and administrative expenses	(1,542)	(388)
Loss on extinguishment of debt	—	(714)
Interest expense, net	72	(1,338)
Income before provision for income taxes	49,070	25,359
Income tax benefit	1,721	681
Net income	$50,791	$26,040
Net income per share attributable to common stockholders:
Basic	$1.11	$0.63
Diluted	$1.11	$0.63
Weighted average number of common shares outstanding:
Basic	45,605,845	41,550,293
Diluted	45,919,648	41,550,293

See note to condensed financial statements of parent company.

CONSTRUCTION PARTNERS, INC.
PARENT COMPANY ONLY
CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Fiscal Year Ended September 30,
	2018	2017
Cash flows from operating activities:
Net income	$50,791	$26,040
Adjustments to reconcile net income to net cash used in operating activities:
Amortization of deferred debt issuance costs	6	216
Loss on extinguishment of debt	—	714
Deferred income taxes	—	350
Equity-based compensation expense	975	513
Equity in net income of subsidiaries	(51,515)	(28,312)
Changes in operating assets and liabilities:
Other current liabilities	—	1,061
Other current assets	969	(1,603)
Other liabilities	(3,369)	—
Net cash used in operating activities	(2,143)	(1,021)
Cash flows from investing activities:
Return of investments in subsidiaries	—	27,000
Purchases of property, plant and equipment	(131)	—
Investment in subsidiary	(34,155)	—
Net cash (used in) provided by investing activities	(34,286)	27,000
Cash flows from financing activities:
Change in amounts due to (from) subsidiaries, net	(6,994)	20,305
Repayments of long-term debt	—	(12,500)
Payment of treasury stock purchase obligation	(2,569)	(3,000)
Proceeds from initial public offering of Class A common stock, net of offering costs	98,009	—
Proceeds from sale of treasury stock	5	638
Common stock dividend paid	—	(31,293)
Net cash provided by (used in) financing activities	88,451	(25,850)
Net change in cash and cash equivalents	$52,022	$129
Cash and cash equivalents:
Beginning of period	$1,330	$1,201
End of period	$53,352	$1,330

See note to condensed financial statements of parent company.

Note to Condensed Financial Statements of Parent Company
These condensed parent company-only financial statements have been prepared in accordance with Rule 12-04, Schedule I of Regulation S-X, as the restricted net assets of the subsidiaries of Construction Partners, Inc. (as defined in Rule 4-08(e)(3) of Regulation S-X) exceed 25% of the consolidated net assets of the Company. The ability of Construction Partners, Inc.’s operating subsidiaries to pay dividends is restricted by the terms of the credit facilities described in Note 12 - Debt.
These condensed parent company-only financial statements have been prepared using the same accounting principles and policies described in the notes to the consolidated financial statements, with the exception that the parent company accounts for its subsidiaries using the equity method. These condensed parent company-only financial statements should be read in conjunction with the consolidated financial statements and related notes thereto.
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our President and Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.
Our management, under the supervision of our President and Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. As a result of the material weaknesses described below, our President and Chief Executive Officer and Chief Financial Officer have concluded that as of the end of the period covered by this Annual Report on Form 10-K, our disclosure controls and procedures were not effective at the reasonable assurance level.
Internal Control Over Financial Reporting
This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by SEC rules for newly public companies.
Nevertheless, in the course of preparing the consolidated financial statements for the fiscal years ended September 30, 2018 and 2017, our management determined we have material weaknesses in our internal control over financial reporting relating to the design and operation of our information technology general controls and overall closing and financial reporting controls, including our accounting for significant and unusual transactions. We have concluded that these material weaknesses in our internal control over financial reporting are primarily due to the fact that we have historically operated as a private company with limited resources and had neither formally designed and implemented the necessary business processes and related internal controls nor employed personnel with the appropriate level of experience and technical expertise to oversee (i) our business processes and controls surrounding information technology general controls, (ii) our closing and financial reporting processes, or (iii) the accounting and financial reporting requirements related to significant and unusual transactions.
Changes in Internal Control
As a result of these material weaknesses, we have initiated and will continue to implement remediation measures including, but not limited to: (i) hiring additional accounting staff members to augment our current staff and to improve the effectiveness of our financial period close and reporting processes; (ii) engaging a third party to assist us in complying with the accounting and financial reporting requirements related to significant and unusual transactions; (iii) engaging a third party to assist us in identifying and implementing the business processes and controls surrounding information technology general controls; and (iv) engaging a third party to assist us with formalizing our business processes, accounting policies and internal control documentation, strengthening supervisory reviews by our management, and evaluating the effectiveness of our internal controls in accordance with the framework established by Internal Control - Integrated Framework (2013) published by the Committee of Sponsoring Organizations of the Treadway Commission.

Notwithstanding the material weaknesses, our management has concluded that the consolidated financial statements included elsewhere in this Annual Report on Form 10-K present fairly, in all material respects, our financial position, results of operations and cash flows in conformity with GAAP.
Other than the changes intended to remediate the material weaknesses noted above, there were no changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information.
None.

PART III
Item 10.  Directors, Executive Officers and Corporate Governance.
The information required by this Item is incorporated by reference to the proxy statement for the 2019 annual meeting of stockholders of the Company to be filed by the Company with the SEC under the Exchange Act (the “2019 Proxy Statement”). We intend to file the 2019 Proxy Statement on or about January 22, 2019, but in any event within 120 days after the fiscal year ended September 30, 2018.
Item 11.  Executive Compensation.
The information required by this Item is incorporated by reference to the 2019 Proxy Statement.
Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this Item is incorporated by reference to the 2019 Proxy Statement.
Item 13.  Certain Relationships and Related Transactions, and Director Independence.
The information required by this Item is incorporated by reference to the 2019 Proxy Statement.
Item 14.  Principal Accounting Fees and Services.
The information required by this Item is incorporated by reference to the 2019 Proxy Statement.

PART IV
Item 15. Exhibits, Financial Statement Schedules.
(a)     Documents Filed as Part of this Report.
(1)     Financial Statements.
The consolidated financial statements of Construction Partners, Inc. and its subsidiaries and the parent-only financial statements of Construction Partners, Inc. included herein at Item 8 are as follows:

•	Report of Independent Registered Public Accounting Firm — RSM US LLP

•	Consolidated Balance Sheets as of September 30, 2018 and 2017

•	Consolidated Statements of Income for the fiscal years ended September 30, 2018 and 2017

•	Consolidated Statements of Changes in Shareholders’ Equity for the fiscal years ended September 30, 2018 and 2017

•	Consolidated Statements of Cash Flows for the fiscal years ended September 30, 2018 and 2017

•	Notes to Consolidated Financial Statements for the fiscal years ended September 30, 2018 and 2017

•	Parent Company Balance Sheets as of September 30, 2018 and 2017

•	Parent Company Statements of Income for the fiscal years ended September 30, 2018 and 2017

•	Parent Company Statements of Cash Flows for the fiscal years ended September 30, 2018 and 2017
(2)      Financial Statement Schedules.
The financial statement schedules required to be included pursuant to this Item are not included herein because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto, which are incorporated by reference at Item 15(a)(1) above.
(3)      Exhibits.
The exhibits to this report are listed in the exhibit index below.
(b)     Description of Exhibits.
The following exhibits are filed or furnished with this report, as applicable, or incorporated by reference:

Exhibit Number	Description
3.1
Amended and Restated Certificate of Incorporation of Construction Partners, Inc. (incorporated by reference to Exhibit 3.1 to Amendment No. 2 to the Registration Statement on Form S-1 (File No. 333-224174) filed on April 27, 2018)

3.2
Amended and Restated Bylaws of Construction Partners, Inc. (incorporated by reference to Exhibit 3.2 to Amendment No. 2 to the Registration Statement on Form S-1 (File No. 333-224174) filed on April 27, 2018)

4.1	Form of Class A Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-224174) filed on April 23, 2018)
4.2
Registration Rights Agreement, dated June 8, 2007, by and among Construction Partners, Inc. (f/k/a SunTx CPI Growth Company, Inc.) and certain security holders party thereto (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-1 (File No. 333-224174) filed on April 6, 2018)

10.1†
Form of Indemnification Agreement, by and between Construction Partners, Inc. and each of its directors and executive officers (incorporated by reference to Exhibit 10.1 to Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-224174) filed on April 23, 2018)

10.2
Credit Agreement, dated June 30, 2017, by and among Construction Partners Holdings, Inc. (f/k/a Construction Partners, Inc.), Wiregrass Construction Company, Inc., Fred Smith Construction, Inc., FSC II, LLC, C.W. Roberts Contracting, Incorporated and Everett Dykes Grassing Co., Inc., as Borrowers, the financial institutions party thereto from time to time, and Compass Bank, as Agent, Sole Lead Arranger and Sole Bookrunner (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-1 (File No. 333-224174) filed on April 6, 2018)

10.2A
Amendment to Credit Agreement, dated June 30, 2017, by and among Construction Partners Holdings, Inc. (f/k/a Construction Partners, Inc.), Wiregrass Construction Company, Inc., Fred Smith Construction, Inc., FSC II, LLC, C.W. Roberts Contracting, Incorporated, and Everett Dykes Grassing Co., Inc., as Borrowers, Compass Bank, as Agent for Lenders and as a Lender and Issuing Bank, and ServisFirst Bank, as a Lender (incorporated by reference to Exhibit 10.3 to the Registration Statement on Form S-1 (File No. 333-224174) filed on April 6, 2018)

Exhibit Number	Description
10.2B
Loan Modification Agreement and Amendment to Loan Documents, dated November 14, 2017, by and among Construction Partners Holdings, Inc. (f/k/a Construction Partners, Inc.), Wiregrass Construction Company, Inc., Fred Smith Construction, Inc., FSC II, LLC, C.W. Roberts Contracting, Incorporated, and Everett Dykes Grassing Co., Inc., as Borrowers, Construction Partners, Inc. (f/k/a SunTx CPI Growth Company, Inc.), as Guarantor, Compass Bank, as Agent for Lenders and as a Lender and Issuing Bank, and ServisFirst Bank, as a Lender (incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-1 (File No. 333-224174) filed on April 6, 2018)

10.2C
Loan Modification Agreement and Amendment to Loan Documents, dated December 31, 2017, by and among Construction Partners Holdings, Inc. (f/k/a Construction Partners, Inc.), Wiregrass Construction Company, Inc., Fred Smith Construction, Inc., FSC II, LLC, C.W. Roberts Contracting, Incorporated, and Everett Dykes Grassing Co., Inc., as Borrowers, Construction Partners, Inc. (f/k/a SunTx CPI Growth Company, Inc.), as Guarantor, Compass Bank, as Agent for Lenders and as a Lender and Issuing Bank, and ServisFirst Bank, as a Lender (incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-1 (File No. 333-224174) filed on April 6, 2018)

10.2D
Loan Modification Agreement and Amendment to Loan Documents, dated May 15, 2018, by and among Construction Partners Holdings, Inc. (f/k/a Construction Partners, Inc.), Wiregrass Construction Company, Inc., Fred Smith Construction, Inc., FSC II, LLC, C.W. Roberts Contracting, Incorporated, Everett Dykes Grassing Co., Inc. and The Scruggs Company, as Borrowers, Construction Partners, Inc. (f/k/a SunTx CPI Growth Company, Inc.), as Guarantor, Compass Bank, as Agent for Lenders and as a Lender and Issuing Bank, and ServisFirst Bank, as a Lender (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K (File No. 001-38479) filed on May 25, 2018)

10.3†
Construction Partners, Inc. (f/k/a SunTx CPI Growth Company, Inc.) 2016 Equity Incentive Plan and forms of Option Agreement, Option Grant Notice, Restricted Stock Award Agreement and Restricted Stock Award Grant Notice thereunder (incorporated by reference to Exhibit 10.6 to the Registration Statement on Form S-1 (File No. 333-224174) filed on April 6, 2018)

10.4†
Construction Partners, Inc. 2018 Equity Incentive Plan (incorporated by reference to Exhibit 10.7 to Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-224174) filed on April 23, 2018)

10.4A†
Form of Stock Option Award under the Construction Partners, Inc. 2018 Equity Incentive Plan (incorporated by reference to Exhibit 10.8 to the Registration Statement on Form S-1 (File No. 333-224174) filed on April 6, 2018)

10.4B†
Form of Restricted Stock Award under the Construction Partners, Inc. 2018 Equity Incentive Plan (incorporated by reference to Exhibit 10.9 to the Registration Statement on Form S-1 (File No. 333-224174) filed on April 6, 2018)

10.4C†
Form of Restricted Stock Unit Award under the Construction Partners, Inc. 2018 Equity Incentive Plan (incorporated by reference to Exhibit 10.10 to the Registration Statement on Form S-1 (File No. 333-224174) filed on April 6, 2018)

10.4D†
Form of Stock Appreciation Rights Award (Stock-Settled) under the Construction Partners, Inc. 2018 Equity Incentive Plan (incorporated by reference to Exhibit 10.11 to the Registration Statement on Form S-1 (File No. 333-224174) filed on April 6, 2018)

10.4E†
Form of Stock Appreciation Rights Award (Cash-Settled) under the Construction Partners, Inc. 2018 Equity Incentive Plan (incorporated by reference to Exhibit 10.12 to the Registration Statement on Form S-1 (File No. 333-224174) filed on April 6, 2018)

10.5
Management Services Agreement, dated October 1, 2006, by and between Construction Partners Holdings, Inc. (f/k/a Construction Partners, Inc.) and SunTx Capital Management Corp. (incorporated by reference to Exhibit 10.13 to the Registration Statement on Form S-1 (File No. 333-224174) filed on April 6, 2018)

10.5A
Amendment to Management Services Agreement, dated October 1, 2013, by and between Construction Partners Holdings, Inc. (f/k/a Construction Partners, Inc.) and SunTx Capital Management Corp. (incorporated by reference to Exhibit 10.14 to the Registration Statement on Form S-1 (File No. 333-224174) filed on April 6, 2018)

10.6†
Employment and Non-Compete Agreement, effective as of July 1, 2014, by and between FSC II, LLC and F. Julius Smith III (incorporated by reference to Exhibit 10.15 to the Registration Statement on Form S-1 (File No. 333-224174) filed on April 6, 2018)

10.7†
Form of Construction Partners, Inc. (f/k/a SunTx CPI Growth Company, Inc.) Non-Plan Stock Option Award Agreement (incorporated by reference to Exhibit 10.16 to the Registration Statement on Form S-1 (File No. 333-224174) filed on April 6, 2018)

Exhibit Number	Description
10.7A†
Form of Construction Partners, Inc. (f/k/a SunTx CPI Growth Company, Inc.) First Amendment to Non-Plan Stock Option Award Agreement (incorporated by reference to Exhibit 10.17 to the Registration Statement on Form S-1 (File No. 333-224174) filed on April 6, 2018)

10.8†
Option Agreement, dated March 7, 2017, between Construction Partners, Inc. (f/k/a SunTx CPI Growth Company, Inc.) and F. Julius Smith, III (incorporated by reference to Exhibit 10.18 to the Registration Statement on Form S-1 (File No. 333-224174) filed on April 6, 2018)

14.1*	Code of Business Conduct and Ethics
16.1	Letter of PBMares, LLP (incorporated by reference to Exhibit 16.1 to the Registration Statement on Form S-1 (File No. 333-224174) filed on April 6, 2018)
21.1*	List of Significant Subsidiaries of Construction Partners, Inc.
23.1*	Consent of RSM US LLP
31.1*	Certification of President and Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
32.1**	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350
95.1*	Mine Safety Disclosures
101*	Interactive Data Files
†	Management contract, compensatory plan or arrangement.
*	Filed herewith.
**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 14th day of December, 2018.

CONSTRUCTION PARTNERS, INC.

By:	/s/ Charles E. Owens
Charles E. Owens
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name and Signature	Title	Date

/s/ Charles E. Owens	President, Chief Executive Officer and Director	December 14, 2018
Charles E. Owens	(Principal Executive Officer)

/s/ R. Alan Palmer	Executive Vice President and Chief Financial Officer	December 14, 2018
R. Alan Palmer	(Principal Financial Officer)

/s/ Todd K. Andrews	Chief Accounting Officer	December 14, 2018
Todd K. Andrews	(Principal Accounting Officer)

/s/ Ned N. Fleming, III	Executive Chairman of the Board and Directors	December 14, 2018
Ned N. Fleming, III

/s/ Craig Jennings	Director	December 14, 2018
Craig Jennings

/s/ Mark R. Matteson	Director	December 14, 2018
Mark R. Matteson

/s/ Michael H. McKay	Director	December 14, 2018
Michael H. McKay

/s/ Stefan L. Shaffer	Director	December 14, 2018
Stefan L. Shaffer