Form 10-Q
period 2018-12-31
Construction Partners, Inc.
filed 2019-02-14
CIK 1718227

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2018
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
Registrant’s telephone number, including area code: (334) 673-9763
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☒
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of February 8, 2019, the registrant had 11,950,000 shares of Class A common stock, $0.001 par value, and 39,464,619 shares of Class B common stock, $0.001 par value, outstanding.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
Certain statements contained in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), including statements related to future events, business strategy, future performance, future operations, backlog, financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management. All statements other than statements of historical fact may be forward-looking statements. Forward-looking statements are often, but not always, identified by the use of words such as "seek," "anticipate," "plan," "continue," "estimate," "expect," "may," "will," "project," "predict," "potential," "targeting," "intend," "could," "might," "should," "believe" and similar expressions or their negative. Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking statements are based on management's belief, based on currently available information, as to the outcome and timing of future events. These statements involve estimates, assumptions, known and unknown risks, uncertainties and other factors that may cause actual results or events to differ materially from those expressed in such forward-looking statements. When evaluating forward-looking statements, you should consider the risk factors and other cautionary statements described under the heading "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended September 30, 2018. We believe the expectations reflected in the forward-looking statements contained in this Quarterly Report on Form 10-Q are reasonable, but no assurance can be given that these expectations will prove to be correct. Forward-looking statements should not be unduly relied upon.
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

•
our ability to remediate the material weaknesses in internal control over financial reporting identified in preparing our financial statements for the fiscal years ended September 30, 2018 and September 30, 2017 and to subsequently maintain effective internal control over financial reporting.

These factors are not necessarily all of the important factors that could cause actual results or events to differ materially from those expressed in the forward-looking statements. Other unknown or unpredictable factors could also cause actual results or events to differ materially from those expressed in the forward-looking statements. Our future results will depend upon various other risks and uncertainties, including those described in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the fiscal year ended September 30, 2018. All forward-looking statements attributable to us are qualified in their entirety by this cautionary statement. Forward-looking statements speak only as of the date hereof. We undertake no obligation to update or revise any forward-looking statements after the date on which any such statement is made, whether as a result of new information, future events or otherwise, except as required by law.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

CONSTRUCTION PARTNERS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31,	September 30,
	2018	2018
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$91,567	$99,137
Contracts receivable including retainage, net	93,972	120,291
Costs and estimated earnings in excess of billings on uncompleted contracts	10,192	9,334
Inventories	28,538	24,556
Prepaid expenses and other current assets	16,414	14,137
Total current assets	240,683	267,455

Property, plant and equipment, net	178,972	178,692
Goodwill	32,919	32,919
Intangible assets, net	3,521	3,735
Investment in joint venture	165	1,659
Other assets	9,972	10,270
Deferred income taxes, net	1,580	1,580
Total assets	$467,812	$496,310
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$38,220	$63,510
Billings in excess of costs and estimated earnings on uncompleted contracts	39,471	38,738
Current maturities of debt	14,836	14,773
Accrued expenses and other current liabilities	12,118	17,520
Total current liabilities	104,645	134,541
Long-term liabilities:
Long-term debt, net of current maturities	44,368	48,115
Deferred income taxes, net	8,890	8,890
Other long-term liabilities	5,286	5,295
Total long-term liabilities	58,544	62,300
Total liabilities	163,189	196,841
Commitments and contingencies
Stockholders' Equity:
Preferred stock, par value $0.001; 10,000,000 shares authorized and no shares issued and outstanding at December 31, 2018 and September 30, 2018	—	—
Class A common stock, par value $0.001; 400,000,000 shares authorized, 11,950,000 issued and outstanding at December 31, 2018 and September 30, 2018	12	12
Class B common stock, par value $0.001; 100,000,000 shares authorized, 42,387,571 issued and 39,464,619 outstanding at December 31, 2018 and September 30, 2018	42	42
Additional paid-in capital	242,493	242,493
Treasury stock, at cost	(15,603)	(15,603)
Retained earnings	77,679	72,525
Total stockholders' equity	304,623	299,469
Total liabilities and stockholders' equity	$467,812	$496,310

See notes to unaudited consolidated financial statements.

CONSTRUCTION PARTNERS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(unaudited in thousands, except share and per share data)

	For the Three Months Ended December 31,
	2018	2017
Revenues	$154,327	$150,421
Cost of revenues	133,199	127,623
Gross profit	21,128	22,798
General and administrative expenses	(14,431)	(12,426)
Gain on sale of equipment, net	334	145
Operating income	7,031	10,517
Interest expense, net	(515)	(297)
Other expense	(17)	(21)
Income before provision (benefit) for income taxes and earnings from investment in joint venture	6,499	10,199
Provision (benefit) for income taxes	1,651	(797)
Earnings from investment in joint venture	306	—
Net income	$5,154	$10,996

Net income per share attributable to common stockholders:
Basic and diluted	$0.10	$0.26

Weighted average number of common shares outstanding:
Basic and diluted	51,414,619	41,691,541

See notes to unaudited consolidated financial statements.

CONSTRUCTION PARTNERS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(unaudited in thousands, except share data)

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Treasury Stock	Retained Earnings	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
September 30, 2018	11,950,000	$12	42,387,571	$42	$242,493	$(15,603)	$72,525	$299,469
Net income	—	—	—	—	—	—	5,154	5,154
December 31, 2018	11,950,000	$12	42,387,571	$42	$242,493	$(15,603)	$77,679	$304,623

	Common Stock		Additional Paid-in Capital	Treasury Stock	Retained Earnings	Total Stockholders' Equity
	Shares	Amount
September 30, 2017	44,987,575	$45	$142,385	$(11,983)	$21,734	$152,181
Net income	—	—	—	—	10,996	10,996
December 31, 2017	44,987,575	$45	$142,385	$(11,983)	$32,730	$163,177

See notes to unaudited consolidated financial statements.

CONSTRUCTION PARTNERS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited in thousands)

	For the Three Months Ended December 31,
	2018	2017
Cash flows from operating activities:
Net income	$5,154	$10,996
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization of long-lived assets	7,138	5,675
Amortization of deferred debt issuance costs and debt discount	27	19
Provision for bad debt	145	145
Gain on sale of equipment	(334)	(145)
Earnings from investment in joint venture	(306)	—
Deferred income taxes	—	(3,470)
Changes in operating assets and liabilities:
Contracts receivable including retainage, net	26,174	25,479
Costs and estimated earnings in excess of billings on uncompleted contracts	(858)	(2,466)
Inventories	(3,982)	(706)
Other current assets	(2,277)	(2,600)
Other assets	298	(549)
Accounts payable	(25,290)	(11,268)
Billings in excess of costs and estimated earnings on uncompleted contracts	733	4,599
Accrued expenses and other current liabilities	(5,402)	(6,214)
Other long-term liabilities	(9)	(5)
Net cash provided by operating activities	1,211	19,490
Cash flows from investing activities:
Purchases of property, plant and equipment	(7,406)	(9,509)
Proceeds from sale of equipment	536	191
Distributions received from investment in joint venture	1,800	—
Net cash used in investing activities	(5,070)	(9,318)
Cash flows from financing activities:
Repayments on revolving credit facility	—	(5,000)
Repayments of long-term debt	(3,711)	(2,500)
Net cash used in financing activities	(3,711)	(7,500)
Net change in cash and cash equivalents	(7,570)	2,672
Cash and cash equivalents:
Beginning of period	99,137	27,547
End of period	$91,567	$30,219

Supplemental cash flow information:
Cash paid for interest	$747	$489
Cash paid for income taxes	$60	$916
Non-cash items:
Property, plant and equipment financed with accounts payable	$178	$—
Note receivable obtained in consideration for disposition of assets	$—	$1,013

See notes to unaudited consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Note 1 - General
Business Description
Construction Partners, Inc. (the "Company") is a leading infrastructure and road construction company operating in Alabama, Florida, Georgia, North Carolina and South Carolina through its wholly owned subsidiaries. The Company provides site development, paving, utility and drainage systems, as well as hot mix asphalt ("HMA") supply. The Company executes projects for a mix of private, municipal, state, and federal customers that are both privately and publicly funded. The majority of the work is performed under fixed unit price contracts and, to a lesser extent, fixed total price contracts.
The Company was formed as a Delaware corporation in 2007 as a holding company for its wholly owned subsidiary, Construction Partners Holdings, Inc., a Delaware corporation incorporated in 1999 that began operations in 2001, to execute an acquisition growth strategy in the hot mix asphalt paving and construction industry. SunTx Capital Partners ("SunTx"), a private equity firm based in Dallas, Texas, is the Company’s majority investor and has owned a controlling interest in the Company’s stock since the Company's inception.
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
Note 2 - Significant Accounting Policies
Basis of Presentation
The consolidated financial statements include the accounts of Construction Partners, Inc. and its wholly owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation. These interim consolidated statements have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission ("SEC"), which permit reduced disclosure for interim periods. The Consolidated Balance Sheet as of September 30, 2018 was derived from audited financial statements for the fiscal year then ended, but does not include all necessary disclosures required by accounting principles generally accepted in the United States of America ("GAAP") with respect to annual financial statements. In the opinion of management, the unaudited consolidated financial statements include all recurring adjustments and normal accruals necessary for a fair presentation of the Company's financial position, results of operations and cash flows for the dates and periods presented. These consolidated financial statements and accompanying notes should be read in conjunction with the Company's audited annual consolidated financial statements and notes thereto included in its Annual Report on Form 10-K for the fiscal year ended September 30, 2018 (the "2018 Form 10-K"). Results for interim periods are not necessarily indicative of the results to be expected for a full fiscal year or for any future period.
Common share and per share amounts have been retroactively adjusted for all periods presented to give effect to the Stock Split described in Note 7 - Equity.
Management's Estimates
The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the recorded amounts of assets, liabilities, stockholders' equity, revenues and expenses during the reporting period, and the disclosure of contingent liabilities at the date of the consolidated financial statements. Estimates are used in accounting for items such as recognition of revenues and cost of revenues, goodwill and other intangible assets, allowance for doubtful accounts, valuation allowances related to income taxes, accruals for potential liabilities related to lawsuits or insurance claims, and the fair value of equity-based compensation awards. Estimates are continually evaluated based on historical information and actual experience; however, actual results could differ from these estimates.
A description of certain critical accounting policies of the Company is presented below. Additional critical accounting policies and the underlying judgments and uncertainties are described in the notes to the Company's annual consolidated financial statements included in its 2018 Form 10-K.

Emerging Growth Company
Construction Partners, Inc. is an "emerging growth company" as defined by the Jumpstart Our Business Startups Act (the "JOBS Act"), enacted in April 2012. As an emerging growth company, the Company could have taken advantage of an exemption that would have allowed the Company to wait to comply with new or revised financial accounting standards until the effective date of such standards for private companies. However, the JOBS Act provides that a company may elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies, but such election to opt out is irrevocable. The Company has elected to opt out of such extended transition period, which means that when a standard is issued or revised and it has different effective dates for public and private companies, the Company is required to adopt the new or revised standard at the effective date applicable to public companies that are not emerging growth companies.
Cash and Cash Equivalents
Cash consists principally of currency on hand and demand deposits at commercial banks. Cash equivalents are short-term, highly liquid investments that are both readily convertible to known amounts of cash and are so near their maturity that they present insignificant risk of changes in value because of changes in interest rates. Cash equivalents include investments with original maturities of three months or less. The Company maintains demand accounts, money market accounts and certificates of deposit at several banks.
Contracts Receivable Including Retainage, net
Contracts receivable are generally based on amounts billed and currently due from customers, amounts currently due but unbilled, and amounts retained by the customer pending completion of a project. It is common in the Company's industry for a small portion of progress billings or the contract price, typically 10%, to be withheld by the customer until the Company completes a project to the satisfaction of the customer in accordance with contract terms. Such amounts, defined as retainage, represent a contract asset and are included on the consolidated balance sheet as "Contracts receivable including retainage, net". Based on the Company's experience with similar contracts in recent years, billings for such retainage balances are generally collected within one year of the completion of the project.
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
Contract Assets and Contract Liabilities
Billing practices for the Company's contracts are governed by the contract terms of each project based on (i) progress toward completion approved by the owner, (ii) achievement of milestones or (iii) pre-agreed schedules. Billings do not necessarily correlate with revenues recognized under the percentage-of-completion method of accounting. The Company records contract assets and contract liabilities to account for these differences in timing.
The contract asset, "Costs and estimated earnings in excess of billings on uncompleted contracts," arises when the Company recognizes revenues for services performed under its construction projects, but the Company is not yet entitled to bill the customer under the terms of the contract. Amounts billed to customers are excluded from this asset and reflected on the Consolidated Balance Sheet as "Contracts receivable including retainage, net". Included in costs and estimated earnings on uncompleted contracts are amounts the Company seeks or will seek to collect from customers or others for (i) errors, (ii) changes in contract specifications or design, (iii) contract change orders in dispute, unapproved as to scope and price, or (iv) other customer-related causes of unanticipated additional contract costs (such as claims). Such amounts are recorded at estimated net realizable value when realization is probable and can be reasonably estimated. Claims and unapproved change orders made by the Company may involve negotiation and, in rare cases, litigation. Unapproved change orders and claims also involve the use of estimates, and revenues associated with unapproved change orders and claims are included when realization is probable and amounts can be reliably determined. The Company did not recognize any material amounts associated with claims and unapproved change orders during the periods presented.
The contract liability, "Billings in excess of costs and estimated earnings on uncompleted contracts," represents the Company's obligation to transfer goods or services to a customer for which the Company has been paid by the customer or for which the Company has billed the customer under the terms of the contract. Revenue for future services reflected in this account are recognized, and the liability is reduced, as the Company subsequently satisfies the performance obligation under the contract.

Concentration of Risks
Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of contracts receivable including retainage. In the normal course of business, the Company provides credit to its customers and does not generally require collateral. Concentrations of credit risk associated with these receivables are monitored on an ongoing basis. The Company has not historically experienced significant credit losses, due primarily to management's assessment of customers' credit ratings. The Company principally deals with recurring customers, state and local governments and well-known local companies whose reputations are known to management. The Company performs credit checks for significant new customers and generally requires progress payments for significant projects. The Company generally has the ability to file liens against the property if payments are not made on a timely basis. No single customer accounted for more than 10% of the Company's contracts receivable including retainage, net balance at December 31, 2018 or September 30, 2018.
Projects performed for various Departments of Transportation accounted for 37.3% of consolidated revenues for each of the three months ended December 31, 2018 and December 31, 2017. Two customers accounted for more than 10% of consolidated revenues for the three months ended December 31, 2018 or December 31, 2017, as follows:

	% of Consolidated Revenues
	for the Three Months Ended December 31,
	2018	2017
Alabama Department of Transportation	9.6%	13.2%
North Carolina Department of Transportation	14.2%	13.2%
Revenues from Contracts with Customers
The Company derives all of its revenues from contracts with its customers, predominantly by performing construction projects for both public and private infrastructure projects, with an emphasis on highways, roads, bridges, airports and commercial and residential developments. These projects represent a mix of federal, state, municipal and private customers. In addition, the Company generates revenues from the sale of HMA and aggregates to third-party public and private customers. The Company's revenue from construction contracts and revenue from sales of HMA and aggregates are both generally impacted by similar economic factors.
Revenues derived from construction projects are recognized over time, using the percentage-of-completion method of accounting, as the Company satisfies its performance obligations by transferring control of the asset created or enhanced by the project to the customer. Recognition of revenues and cost of revenues for construction projects requires significant judgment by management, including, among other things, estimating total costs expected to be incurred to complete a project and measuring progress toward completion. Management reviews contract estimates regularly to assess revisions of estimated costs to complete a project and measurement of progress toward completion.
Management believes the Company maintains reasonable estimates based on prior experience; however, many factors contribute to changes in estimates of contract costs. Accordingly, estimates made with respect to uncompleted projects are subject to change as each project progresses and better estimates of contract costs become available. All contract costs are recorded as incurred, and revisions to estimated total costs are reflected as soon as the obligation to perform is determined. Provisions are recognized for the full amount of estimated losses on uncompleted contracts whenever evidence indicates that the estimated total cost of a contract exceeds its estimated total revenue, regardless of the stage of completion. When the Company incurs additional costs related to work performed by subcontractors, the Company may have contractual provisions to back charge the subcontractors for those costs. A reduction to costs related to back charges is recognized when the estimated recovery is probable and the amount can be reasonably estimated. Contract costs consist of (i) direct costs on contracts, including labor, materials, and amounts payable to subcontractors and (ii) indirect costs related to contract performance, such as insurance, employee benefits, and equipment (primarily depreciation, fuel, maintenance and repairs).
Progress toward completion is estimated using the input method, measured by the relationship of total cost incurred through the measurement date to total estimated costs required to complete the project (cost-to-cost method). The Company believes this method best depicts the transfer of goods and services to the customer because it represents satisfaction of the Company's performance obligation under the contract, which occurs as the Company incurs costs. The Company measures percentage of completion based on the performance of a single performance obligation under its construction projects. Each of the Company's construction contracts represents a single performance obligation to complete a defined construction project. This is because goods and services promised for delivery to a customer are not distinct, as the customer cannot benefit from any individual portion of the services on its own. All deliverables under a contract are part of a project defined by a customer and represent a series of integrated goods and services that have the same pattern of delivery to the customer and use the same measure of progress toward satisfaction of the performance obligation as the customer's asset is created or enhanced by the Company. The Company's obligation is not satisfied until the entire project is complete.

Revenue recognized during a reporting period is based on the estimated incremental percentage-of-completion applied to the total contract price, including adjustments for variable consideration such as liquidated damages, penalties or bonuses related to the timeliness or quality of project performance. Such adjustments are made to reflect the most likely amount of consideration management expects the Company to be entitled to at the completion of the contract, based on the best information available to the Company. The basis for total contract price is a stated amount in the contract, which is generally either fixed unit price or fixed total price, as described below. The Company adjusts the estimated contract price to include variable consideration to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur or when the uncertainty associated with the variable consideration is resolved. Total contract price is adjusted to reflect expected liquidated damages assessments or other penalties in the period the Company determines they will be incurred or when the customer imposes the penalty. Total contract price is adjusted to reflect contract bonus provisions related to timeliness or quality metrics when realization is probable and amounts can be reliably determined, which is generally when they are awarded by the customer. We account for changes in the measure of progress and changes to the estimated transaction price using a cumulative catch-up adjustment.
The majority of the Company's public construction contracts are fixed unit price contracts. Under fixed unit price contracts, the Company is committed to providing materials or services required by a contract at fixed unit prices (for example, dollars per ton of asphalt placed). The Company's private customer contracts are primarily fixed total price contracts, also known as lump sum contracts, which require that the total amount of work be performed for a single price. Contract cost is recorded as incurred, and revisions in contract revenue and cost estimates are reflected in the accounting period when known. Changes in job performance, job conditions and estimated profitability, including those changes arising from contract change orders, penalty provisions and final contract settlements, may result in revisions to estimated revenues and cost and are recognized in the period in which the revisions are determined.
Change orders are modifications of an original contract that effectively change the existing provisions of the contract and become part of the single performance obligation that is partially satisfied at the date of the contract modification. This is because goods and services promised under change orders are generally not distinct from the remaining goods and services under the existing contract, due to the significant integration of services performed in the context of the contract. Accordingly, change orders are generally accounted for as a modification of the existing contract and single performance obligation. We account for the modification using a cumulative catch-up adjustment. Either the Company or its customers may initiate change orders, which may include changes in specifications or designs, manner of performance, facilities, equipment, materials, sites and period of completion of the work.
Revenues derived from the sale of HMA and aggregates are recognized at a point in time, which is when control of the product is transferred to the customer. Generally, that point in time is when the customer accepts delivery at its facility or receives product in its own transport vehicles from one of the Company's HMA plants. Upon purchase, the Company generally provides an invoice or similar document detailing the goods transferred to the customer. The Company generally offers payment terms customary in the industry, which typically require payment ranging from point-of-sale to 30 days following purchase.
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
Earnings per Share
As described in Note 7 – Equity, the Company completed an initial public offering (the "IPO") and reclassification (the "Reclassification") of its common stock during the fiscal year ended September 30, 2018, involving, among other things, a 25.2 to 1 split of shares of common stock (the "Stock Split") and the creation of a dual-class common stock structure. Prior to the Reclassification, all net income of the Company was attributable to the holders of shares of common stock immediately prior to the Reclassification. During the period beginning from the Reclassification through the IPO, all net income of the Company was attributable to holders of Class B common stock. Since the IPO, all net income of the Company has been attributable equally, on a per share basis, to the holders of Class A common stock and Class B common stock.

Basic earnings per share is computed by dividing net income attributable to common stockholders by the weighted average number of aggregate shares of pre-Reclassification common stock, Class A common stock and Class B common stock, as applicable for the respective periods, calculated on a post-Stock Split basis. Diluted earnings per share is calculated by dividing net income attributable to common stockholders by the weighted average number of aggregate shares of pre-Reclassification common stock, Class A common stock, Class B common stock and potential dilutive common shares determined using the treasury method, calculated on a post-Stock Split basis as applicable for the respective periods. Securities that are anti-dilutive are not included in the calculation of diluted earnings per share.
Note 3 - Accounting Standards
Recently Adopted Accounting Pronouncements
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASC 606"), which revises and consolidates current guidance, eliminates industry-specific revenue recognition guidance and establishes a comprehensive principle-based approach for determining revenue recognition. The core principle of the guidance is that an entity shall recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for providing those goods or services. Amendments of this update set forth a five-step revenue recognition model to be applied consistently to all contracts with customers, except those that are within the scope of other topics in the Accounting Standards Codification ("ASC"): (i) identify the contract with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract, and (v) recognize revenue when (or as) the entity satisfies a performance obligation. The update also provides guidance regarding the recognition of costs related to obtaining and fulfilling customer contracts. This update also requires quantitative and qualitative disclosures sufficient to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including disclosures on significant judgments made when applying the guidance. The FASB subsequently amended ASC 606 on multiple occasions to, among other things, delay its effective date and clarify certain implementation guidance.
The update permits adoption using either (i) a full retrospective approach, under which all years included in the financial statements are presented under the revised guidance, or (ii) a modified retrospective approach, under which financial statements are prepared under the revised guidance for the year of adoption, but not for prior years. Under the latter method, entities recognize a cumulative adjustment to the opening balance of retained earnings for contracts that still require performance by the entity at the date of adoption.
Management adopted this update for the Company's fiscal year beginning October 1, 2018, using the modified retrospective approach. The adoption of ASC 606 on October 1, 2018 did not result in a material impact that required recognition of a cumulative adjustment of the opening retained earnings balance for contracts that still required performance at September 30, 2018. Application of ASC 606 for the three months ended December 31, 2018 had the following impact on the Company's Consolidated Balance Sheet at December 31, 2018 and Consolidated Statement of Income for the three months ended December 31, 2018 (in thousands):

	As Reported	Impact of ASC 606	Without Application of ASC 606
Costs and estimated earnings in excess of billings on uncompleted contracts	$10,192	$(1,060)	$11,252
Inventories	$28,538	$1,604	$26,934
Accrued expenses and other liabilities	$12,118	$(41)	$12,159
Billings in excess of costs and estimated earnings on uncompleted contracts	$39,471	$705	$38,766
Revenues	$154,327	$(1,765)	$156,092
Cost of revenues	$133,199	$(1,604)	$134,803
Provision (benefit) for income taxes	$1,651	$(41)	$1,692
Net income	$5,154	$(120)	$5,274
The Company has refined its accounting policies and related internal controls affected by this update. Management's assessment of the Company's construction contracts under the new standard supports the recognition of revenue over time using the percentage-of-completion method of accounting, measured by the relationship of total cost incurred to total estimated contract costs (cost-to-cost method), which is consistent with the Company's historical revenue recognition practices. As such, the Company's construction contracts continue to be recognized over time considering the continuous transfer of control to its customers during the performance of construction projects. The Company also enhanced its disclosures regarding judgments and estimates used by management in the application of ASC 606 in Note 2 - Significant Accounting Policies.
Note 4 - Business Acquisitions
The Scruggs Company
On May 15, 2018, the Company executed a stock purchase agreement (the "Stock Purchase Agreement") to complete the acquisition of 100% of the common shares and voting interests of The Scruggs Company ("Scruggs"), which complemented the Company's vertically integrated southeastern United States operations, providing new bidding areas in the expanding Georgia market (the "Scruggs Acquisition"). This acquisition was accounted for as a business combination in accordance with ASC 805, Business Combinations.
The Consolidated Statement of Income for the three months ended December 31, 2018 includes $16.3 million of revenue and $1.5 million of net income attributable to operations of Scruggs. The following presents pro forma revenues and net income for the three months ended December 31, 2017 as though the Scruggs Acquisition had occurred on October 1, 2016 (in thousands):

Pro forma revenues	$173,360
Pro forma net income	$10,658

Pro forma financial information is presented as if the operations of Scruggs had been included in the consolidated results of the Company since October 1, 2016, and gives effect to transactions that are directly attributable to the Scruggs Acquisition, including adjustments to:

(a)	Include the pro forma results of operations of Scruggs for the three months ended December 31, 2017.

(b)
Include additional depreciation and depletion expense related to the fair value of acquired property, plant and equipment and quarry reserves, as applicable, as if such assets were acquired on October 1, 2016 and the Company's depreciation and depletion methodologies were consistently applied to such assets.

(c)
Include interest expense under the Compass Term Loan, defined in Note 8 - Debt, as if the $22.0 million borrowed to partially finance the purchase price was borrowed on October 1, 2016. Interest expense calculations further assume that no principal payments were made applicable to the $22.0 million borrowed during the period from October 1, 2016 through December 31, 2017, and that the interest rate in effect on the date the Company made the additional $22.0 million borrowing on May 15, 2018 was in effect for the period from October 1, 2016 through December 31, 2017.

Pro forma information is presented for informational purposes only and may not be indicative of revenue or net income that would have been achieved if the Scruggs Acquisition had occurred on October 1, 2016.
Note 5 - Contracts Receivable Including Retainage, net
Contracts receivable including retainage, net consisted of the following at December 31, 2018 and September 30, 2018 (in thousands):

	December 31, 2018	September 30, 2018
	(unaudited)
Contracts receivable	$78,500	$104,541
Retainage	16,715	16,848
	95,215	121,389
Allowance for doubtful accounts	(1,243)	(1,098)
Contracts receivable including retainage, net	$93,972	$120,291

Retainage receivables have been billed, but are not due until contract completion and acceptance by the customer.

Note 6 - Costs and Estimated Earnings on Uncompleted Contracts
Costs and estimated earnings compared to billings on uncompleted contracts at December 31, 2018 and September 30, 2018 consisted of the following (in thousands):

	December 31, 2018	September 30, 2018
	(unaudited)
Costs on uncompleted contracts	$778,571	$743,322
Estimated earnings to date on uncompleted contracts	101,007	95,155
	879,578	838,477
Billings to date on uncompleted contracts	(908,857)	(867,881)
Net billings in excess of costs and estimated earnings on uncompleted contracts	$(29,279)	$(29,404)

Significant changes to balances of costs and estimated earnings in excess of billings (contract asset) and billings in excess of costs and estimated earnings (contract liability) on uncompleted contracts from September 30, 2018 to December 31, 2018 are presented below (in thousands):

	Costs and Estimated Earnings in Excess of Billings on Uncompleted Contracts	Billings in Excess of Costs and Estimated Earnings on Uncompleted Contracts	Net Billings in Excess of Costs and Estimated Earnings on Uncompleted Contracts
September 30, 2018	$9,334	$(38,738)	$(29,404)
Changes in revenue billed, contract price or cost estimates	858	(733)	125
December 31, 2018 (unaudited)	$10,192	$(39,471)	$(29,279)
At December 31, 2018, the Company had unsatisfied or partially unsatisfied performance obligations under construction project contracts representing $505.0 million in aggregate transaction price. The Company expects to earn revenue as it satisfies its performance obligations under those contracts in the amount of $391.5 million during the remainder of the fiscal year ending September 30, 2019 and $113.5 million thereafter.
Note 7 - Equity
At December 31, 2018 and September 30, 2018, the Company had authorized for issuance 10,000,000 shares of preferred stock, par value $0.001. No preferred shares were issued and outstanding at December 31, 2018 or September 30, 2018.
Reclassification of Common Stock and Initial Public Offering
On April 23, 2018, the Company completed the Reclassification by amending and restating its certificate of incorporation to effectuate a dual class common stock structure consisting of Class A common stock and Class B common stock. As a result, each share of common stock, par value $0.001, was reclassified into 25.2 shares of Class B common stock so that all holders of shares of outstanding common stock became the holders of 41,817,537 shares of Class B common stock, and shares held by the Company in treasury became 3,170,034 Class B treasury shares. All share and per share amounts have been retroactively adjusted for all periods presented to give effect to the Stock Split.
On May 8, 2018, the Company completed its IPO, in which it sold 11,250,000 shares of Class A common stock at a price of $12.00 per share. Of these shares, 9,000,000 were shares of Class A common stock sold by the Company and 2,250,000 were sold by holders of Class B common stock, which shares upon sale automatically converted into 2,250,000 shares of Class A common stock. On May 24, 2018, the underwriters of the IPO partially exercised their over-allotment option to purchase an additional 700,000 shares of Class A common stock at the IPO price of $12.00, less the underwriting discount and commissions. Of these shares, 350,000 were shares of Class A common stock sold by the Company and 350,000 were sold by holders of Class B common stock, which shares upon sale automatically converted into 350,000 shares of Class A common stock.
At December 31, 2018 and September 30, 2018, the Company had authorized for issuance 400,000,000 shares of Class A common stock, par value $0.001, of which 11,950,000 were issued and outstanding.

At December 31, 2018 and September 30, 2018, the Company had authorized for issuance 100,000,000 shares of Class B common stock, par value $0.001 per share, of which 42,387,571 were issued and 39,464,619 were outstanding, respectively. At December 31, 2018 and September 30, 2018, the Company held 2,922,952 shares in treasury, at an average cost of $5.34 per share.
Note 8 - Debt
The Company maintains various credit facilities from time to time to finance acquisitions, the purchase of real estate, construction equipment, asphalt plants and other fixed assets, and for general working capital purposes. This includes, among other things, a credit agreement with Compass Bank as agent, sole lead arranger and sole bookrunner (as amended, the "Compass Credit Agreement") providing for a $72.0 million term loan (the "Compass Term Loan") and a $30.0 million revolving credit facility (the "Compass Revolving Credit Facility"). Debt at December 31, 2018 and September 30, 2018 consisted of the following (in thousands):

	December 31,	September 30,
	2018	2018
	(unaudited)
Long-term debt:
Compass Term Loan	$53,700	$57,300
Compass Revolving Credit Facility	5,000	5,000
Other long-term debt	853	964
Total long-term debt	59,553	63,264
Deferred debt issuance costs	(337)	(362)
Debt discount	(12)	(14)
Current maturities of long-term debt	(14,836)	(14,773)
Long-term debt, net of current maturities	$44,368	$48,115

Note 9 - Earnings Per Share
As described in Note 7 - Equity, the Company completed an IPO and Reclassification of common stock during the third quarter of the fiscal year ended September 30, 2018.
The following table summarizes the weighted-average number of basic and diluted common shares outstanding and the calculation of basic and diluted earnings per share for the periods presented (in thousands, except share and per share amounts):

	For the Three Months Ended December 31,
	2018	2017
Numerator
Net income attributable to common shareholders	$5,154	$10,996
Denominator
Weighted average number of common shares outstanding, basic and diluted	51,414,619	41,691,541
Net income per common share attributable to common shareholders, basic and diluted	$0.10	$0.26

There is no difference between basic and diluted earnings per share for the three months ended December 31, 2018 or December 31, 2017. The Company excluded 768,984 common stock equivalents from the calculation of diluted earnings per share for the three months ended December 31, 2017 because their inclusion would be anti-dilutive. There were no anti-dilutive securities excluded from the calculation of diluted earnings per share for the three months ended December 31, 2018.
Note 10 - Provision for Income Taxes
The Company files a consolidated United States income tax return and income tax returns in various states. Management evaluated the Company's tax positions at December 31, 2018, based on appropriate provisions of applicable enacted tax laws and regulations, and believes that they are supportable based on their specific technical merits and the facts and circumstances of the respective transactions.

On December 22, 2017, the United States government enacted comprehensive tax legislation known as the Tax Cuts and Jobs Act (the "Tax Act"). The Tax Act included broad and complex changes to the United States tax code, including a reduction in the United States federal corporate income tax rate from 35.0% to 21.0% effective January 1, 2018. Accordingly, the United States statutory income tax rate applicable to the Company was 21.0% and 35.0% during the three months ended December 31, 2018 and December 31, 2017, respectively. During the three months ended December 31, 2017, the Company recorded a provisional discrete tax benefit of $3.5 million related to the Tax Act, primarily related to an adjustment of its United States deferred tax liabilities by the same amount, reflecting the reduction in the United States federal corporate tax rate. This net reduction in deferred tax liabilities also included the estimated impact on the Company's net state deferred tax assets. The Company completed its accounting for the income tax effects of the Tax Act during the fourth quarter of its fiscal year ended September 30, 2018.
The Company's effective tax rate for the three months ended December 31, 2018 and 2017 was 24.3% and (7.8)%, respectively. The lower effective tax rate for the three months ended December 31, 2017 compared to the three months ended December 31, 2018 was primarily due to the benefit of the tax credit recorded during the three months ended December 31, 2017 related to the enactment of the Tax Act.
Note 11 - Related Parties
On December 31, 2017, the Company sold an indirect wholly owned subsidiary to an immediate family member of a Senior Vice President of the Company ("Purchaser of subsidiary") in consideration for an interest-bearing note receivable in the amount of $1.0 million, which approximated the net book value of the disposed entity. At December 31, 2018, $0.1 million and $0.7 million was reflected on the Company's Consolidated Balance Sheet within other current assets and other assets, respectively, representing the remaining balances on this note receivable. In connection with this transaction, the Company also received an interest-bearing note receivable from the disposed entity ("Disposed entity") on December 31, 2017 in the amount of $1.0 million representing certain accounts payable of the disposed subsidiary that were paid by the Company. At December 31, 2018, $0.1 million and $0.8 million was reflected on the Company's Consolidated Balance Sheet within other current assets and other assets, respectively, representing the remaining balance on this note receivable. Remaining principal and interest payments are scheduled to be made in periodic installments during fiscal year 2019 through fiscal year 2026.
From time to time, the Company conducts business with the following related parties:

•
On January 30, 2015, a subsidiary of the Company entered into a master services subcontract with Austin Trucking, LLC ("Austin Trucking"), an entity owned by an immediate family member of a Senior Vice President of the Company. Pursuant to the agreement, Austin Trucking performs subcontract work for the subsidiary of the Company, including trucking services.

•	From time to time, a subsidiary of the Company provides construction services to various companies owned by a family member of a Senior Vice President of the Company ("Construction Services").

•	For periodic corporate events, the Company charters a boat from Deep South Adventures, LLC, which is owned by a Senior Vice President of the Company.

•	The Company rents vehicles on a month-to-month basis from an entity owned by a family member of a Senior Vice President of the Company ("Vehicle Rentals").

•	Family members of a Senior Vice President of the Company provide consulting services to a subsidiary of the Company ("Consulting Services").

•	A law firm previously owned by a family member of a Senior Vice President of the Company provided legal services to a subsidiary of the Company ("Legal Services").

•
A subsidiary of the Company leases office space for its Dothan, Alabama office from H&K, Ltd. ("H&K"), an entity partially owned by a Senior Vice President of the Company. The office space is leased through early 2020. Under the lease agreement, the Company pays a fixed minimum rent per month.

•
A subsidiary of the Company leased office space for its Montgomery, Alabama office from H&A Properties LLC ("H&A"), an entity partially owned by two Senior Vice Presidents of the Company. Under the lease agreement, the Company paid a fixed minimum rent per month. In September 2018, the subsidiary purchased this office from H&A for $0.5 million.

•
On June 1, 2014, the Company entered into an access agreement with Island Pond Corporate Services, LLC ("Island Pond"), which provides a location for the Company to conduct business development activities from time to time on a property owned by the Executive Chairman of the Company's Board of Directors, who is also the Managing Partner of SunTx.

•	A company owned by an immediate family member of a Senior Vice President of the Company provides subcontracting services to a subsidiary of the Company ("Subcontracting Services").

•	The Company is party to a management services agreement with SunTx, under which the Company pays SunTx $0.25 million per fiscal quarter and reimburses certain travel and other out-of-pocket expenses.
The following table presents revenues earned and expenses incurred by the Company during the three months ended December 31, 2018 and December 31, 2017, if and to the extent the Company engaged in transactions with the parties described above during the respective periods, and accounts receivable and accounts payable balances at December 31, 2018 and September 30, 2018, related to transactions with such parties (in thousands):

	Revenue Earned (Expense Incurred)				Accounts Receivable (Payable)
	For the Three Months Ended December 31,				December 31,	September 30,
	2018		2017		2018	2018
	(unaudited)		(unaudited)		(unaudited)
Purchaser of subsidiary	$—		$—		$864	$850
Disposed entity	$—		$—		$952	$937
Austin Trucking	$(3,089)	(1)	$(2,945)	(1)	$(266)	$(790)
Construction Services	$113		$1,291		$2,466	$2,863
Deep South Adventures, LLC	$—	(2)	$(33)	(2)	$—	$—
Vehicle Rentals	$(289)	(2)	$(288)	(2)	$—	$—
Consulting Services	$(67)	(2)	$(60)	(2)	$—	$—
Legal Services	$—	(2)	$(58)	(2)	$—	$—
H&K	$(21)	(2)	$(21)	(2)	$—	$—
H&A	$—	(2)	$(17)	(2)	$—	$—
Island Pond	$(80)	(2)	$(80)	(2)	$—	$—
Subcontracting Services	$(193)	(1)	$—	(1)	$—	$(52)
SunTx	$(254)	(2)	$(340)	(2)	$—	$—

(1) Cost is reflected as cost of revenues on the Company's Consolidated Statements of Income.
(2) Cost is reflected as general and administrative expenses on the Company's Consolidated Statements of Income.

Note 12 - Settlement Agreement
On April 19, 2018, certain of the Company's subsidiaries entered into settlement agreements with a third party, pursuant to which they will receive aggregate net payments of approximately $15.7 million. These agreements provided for the payments to be made in four equal installments between January 2019 and July 2020, in exchange for releasing and waiving all current and future claims against the third party relating to a business interruption event that occurred more than five years ago that did not directly relate to the Company's business and that has not, and is not expected to, recur (the "Settlement"). The Company recorded a pre-tax gain of $14.8 million during the fiscal year ended September 30, 2018 related to the Settlement. The subsidiaries received the first installment payments in the total amount of $3.9 million in January 2019. Future payments are reflected on the Consolidated Balance Sheet at December 31, 2018 as other current assets and other assets in the amount of $7.9 million and $7.4 million, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
This discussion and analysis of our financial condition and results of operations is intended to assist in understanding and assessing the trends and significant changes in our results of operations and financial condition. Historical results may not be indicative of future performance. This discussion includes forward-looking statements that reflect our plans, estimates and beliefs. Such statements involve risks and uncertainties. Our actual results may differ materially from those contemplated by these forward-looking statements as a result of various factors, including those set forth under the headings “Risk Factors” and “Cautionary Statement Regarding Forward-Looking Statements.” This discussion should be read in conjunction with our unaudited consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and notes thereto included in our 2018 Form 10-K. In this discussion, we use certain non-GAAP financial measures. Explanation of these non-GAAP financial measures and reconciliation to the most directly comparable GAAP financial measures are included in this "Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Investors should not consider non-GAAP financial measures in isolation or as substitutes for financial information presented in compliance with GAAP.
Overview
We are one of the fastest growing civil infrastructure companies in the United States, specializing in the building and maintenance of transportation networks. Our operations leverage a highly skilled workforce, strategically located HMA plants, substantial construction assets and select material deposits. We provide construction products and services to both public and private infrastructure projects, with an emphasis on highways, roads, bridges, airports and commercial and residential developments in the southeastern United States.
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
How We Assess Performance of Our Business
Revenues
We derive our revenues predominantly from providing construction products and services for both public and private infrastructure projects, with an emphasis on highways, roads, bridges, airports and commercial and residential developments. Our projects represent a mix of federal, state, municipal and private customers. We also generate revenues from the sale of HMA and aggregates to customers. Revenues derived from projects are recognized over a period of time on the percentage-of-completion basis, measured by the relationship of total cost incurred compared to total estimated contract costs (cost-to-cost method). Changes in job performance, job conditions and estimated profitability, including those arising from contract penalty provisions and final contract settlements, may result in revisions to estimated costs and income, and are recognized in the period in which the revisions are determined. Revenues generated from the sale of HMA and aggregates are recognized at the point in time when risks associated with ownership have passed to the customer.
Gross Profit
Gross profit represents revenues less cost of revenues. Cost of revenues consists of all direct and indirect costs on construction contracts, including raw materials, labor, equipment costs, depreciation, lease expenses, subcontractor costs and other expenses at our HMA plants and aggregate mining facilities. Our cost of revenues is directly affected by fluctuations in commodity prices, primarily liquid asphalt and diesel fuel. From time to time, when appropriate, we limit our exposure to changes in commodity prices by entering into forward purchase commitments. In addition, our public infrastructure contracts often provide for price adjustments based on fluctuations in certain commodity-related product costs. These price adjustment provisions are in place for most of our public infrastructure contracts, and we seek to include similar provisions in our private contracts.

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
Other Key Performance Indicators
Adjusted EBITDA and Adjusted EBITDA Margin
Adjusted EBITDA represents net income before, as applicable from time to time, (i) interest expense, net, (ii) provision (benefit) for income taxes, (iii) depreciation, depletion and amortization of long-lived assets, (iv) equity-based compensation expense and (v) certain management fees and expenses, and excludes income recognized in connection with the Settlement (see Note 12 - Settlement Agreement to the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q). Adjusted EBITDA Margin represents Adjusted EBITDA as a percentage of revenues for each period. Adjusted EBITDA and Adjusted EBITDA Margin are supplemental measures of our operating performance that are neither required by, nor presented in accordance with, GAAP. These measures should not be considered as an alternative to net income or any other performance measure derived in accordance with GAAP as an indicator of our operating performance. We present Adjusted EBITDA and Adjusted EBITDA Margin because management uses these measures as key performance indicators and believes they are measures frequently used by securities analysts, investors and other parties to evaluate companies in our industry. These measures have limitations as analytical tools and should not be considered in isolation or as substitutes for analysis of our results as reported under GAAP.
Our calculation of Adjusted EBITDA and Adjusted EBITDA Margin may not be comparable to similarly named measures reported by other companies. Potential differences between our measure of Adjusted EBITDA and other companies' measures of Adjusted EBITDA may include differences in capital structures, tax positions and the age and book depreciation of intangible and tangible assets.

The following table presents a reconciliation of net income, the most directly comparable measure calculated in accordance with GAAP, to Adjusted EBITDA, and the calculation of Adjusted EBITDA Margin for each of the periods presented (in thousands, except percentages):

	For the Three Months Ended December 31,
	2018	2017
Net income	$5,154	$10,996
Interest expense, net	515	297
Provision (benefit) for income taxes	1,651	(797)
Depreciation, depletion and amortization of long-lived assets	7,138	5,675
Management fees and expenses (1)	254	340
Adjusted EBITDA	$14,712	$16,511
Revenues	$154,327	$150,421
Adjusted EBITDA Margin	9.5%	11.0%

(1)
Reflects fees and reimbursement of certain travel expenses under a management services agreement with SunTx (see Note 11 - Related Parties to the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q).

Results of Operations
Three Months Ended December 31, 2018 Compared to Three Months Ended December 31, 2017
The following table sets forth selected financial data for the three months ended December 31, 2018 and December 31, 2017 (in thousands, except percentages):

					Change From the Three Months Ended
	For the Three Months Ended December 31,				December 31, 2017
					to the Three Months Ended
	2018		2017		December 31, 2018
	Dollars	% of Revenues	Dollars	% of Revenues	$ Change	% Change
Revenues	$154,327	100.0%	$150,421	100.0%	$3,906	2.6%
Cost of revenues	133,199	86.3%	127,623	84.8%	5,576	4.4%
Gross profit	21,128	13.7%	22,798	15.2%	(1,670)	(7.3)%
General and administrative expenses	(14,431)	(9.5)%	(12,426)	(8.3)%	(2,005)	16.1%
Gain on sale of equipment, net	334	0.2%	145	0.1%	189	130.3%
Operating income	7,031	4.5%	10,517	7.0%	(3,486)	(33.1)%
Interest expense, net	(515)	(0.3)%	(297)	(0.2)%	(218)	73.4%
Other expense	(17)	—%	(21)	—%	4	(19.0)%
Income before provision (benefit) for income taxes and earnings from investment in joint venture	6,499	4.2%	10,199	6.8%	(3,700)	(36.3)%
Provision (benefit) for income taxes	1,651	1.1%	(797)	(0.5)%	2,448	(307.2)%
Earnings from investment in joint venture	306	0.2%	—	—%	306	N/A
Net income	$5,154	3.3%	$10,996	7.3%	$(5,842)	(53.1)%
Adjusted EBITDA	$14,712	9.5%	$16,511	11.0%	$(1,799)	(10.9)%
Revenues. Revenues for the three months ended December 31, 2018 increased $3.9 million, or 2.6%, to $154.3 million from $150.4 million for the three months ended December 31, 2017, including $16.3 million of revenues attributable to Scruggs, which we acquired subsequent to December 31, 2017. Revenues in many of our markets, both from contract revenue and sales of HMA and aggregates to third parties, were lower during the three months ended December 31, 2018 than the three months ended December 31, 2017 due to sustained rainfall in those areas.
Gross Profit. Gross profit for the three months ended December 31, 2018 decreased $1.7 million, or 7.3%, to $21.1 million from $22.8 million for the three months ended December 31, 2017. The lower gross profit was the result of a decrease in gross profit as a percentage of revenue to 13.7% from 15.2% for the three months ended December 31, 2018 compared to the three months ended December 31, 2017, partially offset by the 2.6% revenue increase for those same periods. Gross profit decreased approximately $3.0 million, primarily due to a decline in production of HMA for both internal and external sales, as well as lower utilization of equipment resulting from construction project work deferred due to sustained rainfall during November and December of 2018. The decline in production of HMA and lower utilization of equipment resulted in under-absorption of fixed costs. This decrease was partially offset by an improvement in gross profit and gross profit margin on construction projects, for which cost of revenue is primarily variable in nature.
General and Administrative Expenses. General and administrative expenses include costs related to our operational offices that are not allocated to direct contract costs and expenses related to our corporate offices. General and administrative expenses for the three months ended December 31, 2018 increased $2.0 million, or 16.1%, to $14.4 million from $12.4 million for the three months ended December 31, 2017. The increase in general and administrative expenses for the three months ended December 31, 2018 compared to fiscal 2017 was primarily the result of (i) a $1.2 million increase associated with Scruggs, which we acquired subsequent to December 31, 2017 and (ii) a $0.7 million increase in the costs of professional services and insurance reflecting our growth and increased regulatory and reporting requirements due to becoming a public company subsequent to the three months ended December 31, 2017.

Interest Expense, Net. Interest expense, net for the three months ended December 31, 2018 increased $0.2 million, or 73.4%, to $0.5 million compared to $0.3 million for the three months ended December 31, 2017. The increase in interest expense, net is due to an increase in the average principal debt balance outstanding to $60.4 million for the three months ended December 31, 2018 from $53.8 million for the three months ended December 31, 2017. During the three months ended December 31, 2018, the change in the fair value of the interest rate swaps resulted in a $0.2 million charge to interest expense.
Provision for Income Taxes. Our effective tax rate increased to 24.3% for the three months ended December 31, 2018, from (7.8)% for the three months ended December 31, 2017. Our lower effective tax rate for the three months ended December 31, 2017 was primarily due to the impacts of the Tax Act. Specifically, during the three months ended December 31, 2017, we recorded a provisional discrete tax benefit of $3.5 million related to the Tax Act, primarily related to adjusting our United States deferred tax liabilities by the same amount, reflecting the reduction in the United States federal corporate income tax rate. We completed our accounting for the income tax effects of the Tax Act in subsequent periods during fiscal 2018, resulting in a discrete tax benefit of $4.6 million for the full fiscal year. This net reduction in deferred tax liabilities also included the estimated impact on the Company's net state deferred tax assets. Accordingly, the effective tax rate for the three months ended December 31, 2017 reflects a federal income tax provision based on the blended United States statutory tax rate of 24.5%, the $3.5 million tax benefit related to the Tax Act and the effect of applicable state income taxes. The effective tax rate for the three months ended December 31, 2018 reflects a federal income tax provision based on the United States statutory tax rate of 21.0% and the effect of applicable state income taxes.
Earnings from Investment in Joint Venture. During the three months ended December 31, 2018, we earned $0.3 million of pre-tax income from our 50% interest in the earnings of a joint venture that we entered into with a third party in November 2017 for the sole purpose of performing a construction project for the Alabama Department of Transportation. We did not have earnings from an interest in a joint venture during the three months ended December 31, 2017.
Net Income. Net income decreased $5.8 million, or 53.1%, to $5.2 million for the three months ended December 31, 2018, compared to $11.0 million for the three months ended December 31, 2017. This decrease in net income was a result of (i) a reduction in gross profit, (ii) an increase in general and administrative expenses, (iii) an increase in interest expense and (iv) an increase in the effective tax rate during the three months ended December 31, 2018 compared to the three months ended December 31, 2017, all as described above. This decrease was partially offset by an increase in gain on sale of equipment, net, for those same periods.
Adjusted EBITDA and Adjusted EBITDA Margin. Adjusted EBITDA and Adjusted EBITDA Margin were $14.7 million and 9.5%, respectively, for the three months ended December 31, 2018, compared to $16.5 million and 11.0%, respectively, for the three months ended December 31, 2017. The decrease in Adjusted EBITDA is the result of a lower gross profit and higher general and administrative expenses, partially offset by an increase in depreciation, depletion and amortization of long-lived assets. The lower Adjusted EBITDA Margin is a result of a lower gross profit percentage and a higher general and administrative expense as a percentage of revenue, as discussed above. See the description of Adjusted EBITDA and Adjusted EBITDA Margin, as well as a reconciliation of Adjusted EBITDA to net income, under the heading “How We Assess Performance of Our Business”.
Inflation and Price Changes
Inflation had an immaterial impact on our results of operations for the three months ended December 31, 2018 and 2017 due to relatively low inflation in the United States in recent years and our ability to recover increasing costs by obtaining higher prices for our products, including sale price escalator clauses in most of our public infrastructure contracts. Inflation risk varies with the level of activity in our industry, the number, size and strength of competitors and the availability of products to supply a local market.
Liquidity and Capital Resources
Cash Flows Analysis
The following table sets forth our cash flows for the periods indicated (in thousands):

	For the Three Months Ended December 31,
	2018	2017
Net cash provided by operating activities, net of acquisition	$1,211	$19,490
Net cash used in investing activities	(5,070)	(9,318)
Net cash used in financing activities	(3,711)	(7,500)
Net change in cash and cash equivalents	$(7,570)	$2,672

Operating Activities
Cash provided by operating activities was $1.2 million for the three months ended December 31, 2018, a decrease of $18.3 million compared to $19.5 million for the three months ended December 31, 2017. The decrease was primarily due to a $5.8 million decrease in net income for the three months ended December 31, 2018 compared to the three months ended December 31, 2017 and a $16.9 million reduction in changes in operating assets and liabilities, partially offset by a $4.4 million increase in adjustments to reconcile net income to cash flows from operating activities for those same periods. The decrease in changes in operating assets and liabilities included (i) a $14.0 million greater decrease in accounts payable due to normal fluctuations in the timing of processing transactions in our accounts payable cycle and (ii) a $2.2 million greater decrease in net billings in excess of costs and estimated earnings on uncompleted contracts. Changes in adjustments to reconcile net income to cash flows from operating activities were primarily due to the $3.5 million lesser reduction in net deferred income tax liabilities, due to the discrete tax benefit recognized during the three months ended December 31, 2017 reflecting the effects of the Tax Act.
Investing Activities
Cash used in investing activities was $5.1 million for the three months ended December 31, 2018 compared to $9.3 million for the three months ended December 31, 2017. The decrease reflects a $2.1 million decrease in purchases of property, plant and equipment and $1.8 million in distributions received from our investment in a joint venture during the three months ended December 31, 2018, compared to no such distributions during the three months ended December 31, 2017.
Financing Activities
Cash used in financing activities was $3.7 million for the three months ended December 31, 2018 compared to $7.5 million of cash used in financing activities during the three months ended December 31, 2017, reflecting a $5.0 million repayment of debt under our Compass Revolving Credit Facility, net of a $1.2 million lower repayment of the Compass Term Loan and other debt during the three months ended December 31, 2017 compared to the three months ended December 31, 2018.
Compass Credit Agreement
On June 30, 2017, Construction Partners Holdings, Inc. ("CPHI"), our wholly owned subsidiary, entered into the Compass Credit Agreement, with Compass Bank as agent (the "Agent"), sole lead arranger and sole bookrunner, providing for a $50.0 million Compass Term Loan and a $30.0 million Compass Revolving Credit Facility. In connection with the Scruggs Acquisition, we amended the Compass Credit Agreement on May 15, 2018 and borrowed an additional $22.0 million under the Compass Term Loan to fund a portion of the purchase price. The principal amount of the Compass Term Loan, including the additional borrowing, must be paid in quarterly installments of $3.6 million. All amounts borrowed under the Compass Credit Agreement mature on July 1, 2022.
CPHI’s obligations under the Compass Credit Agreement are guaranteed by the Company and all of CPHI's direct and indirect subsidiaries and are secured by first priority security interests in substantially all of the Company's assets.
At December 31, 2018 and September 30, 2018, the interest rate on outstanding borrowings under the Compass Term Loan and Compass Revolving Credit Facility was 4.522% and 4.242%, respectively. At December 31, 2018 and September 30, 2018, we had availability of $14.0 million under the Compass Revolving Credit Facility, including reduction for outstanding letters of credit. In order to hedge against changes in interest rates, on June 30, 2017, we entered into an amortizing $25.0 million notional interest rate swap agreement applicable to outstanding debt under the Compass Term Loan, under which we pay a fixed percentage rate of 2.015% and receive a credit based on the applicable LIBOR rate. In connection with the amendment to the Compass Credit Agreement and the additional borrowing on May 15, 2018, we entered into an additional $11.0 million notional interest rate swap agreement applicable to the $22.0 million of additional debt under the Compass Term Loan. Under this additional swap agreement, we pay a fixed percentage rate of 3.01% and receive a credit based on the applicable LIBOR rate. At December 31, 2018 and September 30, 2018, the aggregate notional value of these interest rate swap agreements was $26.9 million and $28.7 million, respectively, and the fair value was $0.0 million and $0.3 million, respectively, which is included within other assets on our Consolidated Balance Sheets. We must pay a commitment fee of 0.35% per annum on the aggregate unused revolving commitments under the Compass Credit Agreement. We also must pay fees with respect to any letters of credit issued under the Compass Credit Agreement.
The Compass Credit Agreement contains usual and customary covenants for agreements of this type, including, but not limited to, certain financial covenants, such as a minimum fixed charge coverage ratio of 1.20 to 1.00. At December 31, 2018 and September 30, 2018, our fixed charge ratio was 1.55 to 1.00 and 1.51 to 1.00, respectively. The Compass Credit Agreement also requires us to maintain a consolidated leverage ratio not to exceed 2.00 to 1.00, subject to certain adjustments as further described in the Compass Credit Agreement. At December 31, 2018 and September 30, 2018, our consolidated leverage ratio was 0.84 to 1.00 and 0.95 to 1.00, respectively. At December 31, 2018 and September 30, 2018, we were in compliance with all covenants under the Compass Credit Agreement.

Capital Requirements and Sources of Liquidity
During the three months ended December 31, 2018 and 2017, our capital expenditures were approximately $7.4 million and $9.5 million, respectively. Our capital expenditures are typically made during the same fiscal year in which they are approved.  At December 31, 2018, our commitments for capital expenditures were not material to our financial condition or results of operations on a consolidated basis.   For the full fiscal year 2019, we expect total capital expenditures to be approximately $39.0 million to $42.0 million. Our capital expenditure budget is an estimate and is subject to change. As described further below, we believe that cash flows from operations combined with existing cash on hand and amounts available under our credit facilities will be sufficient to fund our working capital needs and planned capital expenditures for at least the next twelve months.
Historically, we have had significant cash requirements in order to organically expand our business into new geographic markets. Our cash requirements include costs related to increased capital expenditures, purchase and production of materials and our organic expansion into new markets. Our working capital needs are driven by the seasonality and growth of our business, with our cash requirements increasing in periods of growth. Additional cash requirements resulting from our growth include the costs of additional personnel, production and distribution facilities, enhancements to our information systems, integration of acquisitions and compliance with laws and rules applicable to public companies.
We have historically relied on cash available through credit facilities, in addition to cash on hand and from operations, to finance our working capital requirements and to support our growth. We regularly monitor potential capital sources, including equity and debt financings, in an effort to meet our planned capital expenditures and liquidity requirements. Our future success will depend on our ability to access outside sources of capital.
We believe that our cash on hand, operating cash flow and available borrowings under the Compass Revolving Credit Facility will be sufficient to fund our operations for at least the next twelve months. However, future cash flows are subject to a number of variables, and significant additional capital expenditures will be required to conduct our operations. There can be no assurance that operations and other capital resources will provide cash in sufficient amounts to maintain planned or future levels of capital expenditures. In the event that we make one or more acquisitions and the amount of capital required is greater than the amount we have available for acquisitions at that time, we could be required to reduce the expected level of capital expenditures and/or seek additional capital. If we seek additional capital, we may do so through borrowings under the Compass Revolving Credit Facility, joint ventures, asset sales, offerings of debt or equity securities or other means. We cannot guarantee that this additional capital will be available on acceptable terms or at all. If we are unable to obtain the funds we need, we may not be able to complete acquisitions that may be favorable to us or finance the capital expenditures necessary to conduct our operations.
Commodity Price Risk
We are subject to commodity price risk with respect to price changes in liquid asphalt and energy resources, including (i) fossil fuels and electricity for aggregates and asphalt paving mix production, (ii) natural gas for HMA production and (iii) diesel fuel for distribution vehicles and production-related mobile equipment. In order to manage or reduce commodity price risk, we monitor the costs of these commodities at the time of bid and price them into our contracts accordingly. Furthermore, liquid asphalt escalator provisions in most of our public contracts, and in some of our private and commercial contracts, limit our exposure to price fluctuations in this commodity. In addition, we enter into various firm purchase commitments, with terms generally less than one year, for certain raw materials.
Interest Rate Risk
We are exposed to interest rate risk on certain of our short-term and long-term debt obligations used to finance our operations and acquisitions. We have LIBOR-based floating rate borrowings under the Compass Credit Agreement, which expose us to variability in interest payments due to changes in the reference interest rates. From time to time, we use derivative instruments as hedges against the impact of interest rate changes on future earnings and cash flows. In order to hedge against changes in interest rates and to manage fluctuations in cash flows resulting from interest rate risk, on June 30, 2017, we entered into an amortizing interest rate swap agreement applicable to $25.0 million outstanding debt under the Compass Term Loan, for which we pay a fixed rate of 2.015% and receive a credit based on the applicable LIBOR rate. In connection with the additional borrowing on May 15, 2018 related to the Scruggs Acquisition, we entered into an additional $11.0 million notional interest rate swap agreement applicable to the $22.0 million of additional debt that we incurred under the Compass Term Loan. Under this additional swap agreement, we pay a fixed percentage rate of 3.01% and receive a credit based on the applicable LIBOR rate.
At December 31, 2018, we had a total of $58.7 million of variable rate borrowings outstanding. Holding other factors constant and absent the interest rate swap agreement described above, a hypothetical 1% change in our borrowing rates would result in a $0.6 million change in our annual interest expense based on our variable rate debt at December 31, 2018 and September 30, 2018.

Off-Balance Sheet Arrangements
The Company enters into operating leases for property and equipment in the normal course of business. See Note 19 - Commitments and Contingencies to our consolidated financial statements included in the 2018 Form 10-K for additional information. Other than the operating leases described therein, we do not currently have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that would be material to investors.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
We are a smaller reporting company, as defined by Rule 12b-2 of the Exchange Act, and therefore are not required to provide the information called for by this Item.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our President and Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable, not absolute, assurance of achieving their control objectives.
Our management, under the supervision of our President and Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. As a result of the material weaknesses in our internal control over financial reporting described below, our President and Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were not effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
In the course of preparing our consolidated financial statements for the fiscal years ended September 30, 2018 and 2017, our management determined that we have material weaknesses in our internal control over financial reporting relating to the design and operation of our information technology general controls and overall closing and financial reporting controls, including our accounting for significant and unusual transactions. We have concluded that these material weaknesses in our internal control over financial reporting are primarily due to the fact that we have historically operated as a private company with limited resources and had neither formally designed and implemented the necessary business processes and related internal controls nor employed personnel with the appropriate level of experience and technical expertise to oversee (i) our business processes and controls surrounding information technology general controls, (ii) our closing and financial reporting processes, or (iii) the accounting and financial reporting requirements related to significant and unusual transactions.
As a result of these material weaknesses, we have implemented and continue to implement remediation measures including, but not limited to, hiring additional accounting staff members and engaging a third party to assist us with our efforts to: (i) improve the effectiveness of our financial period close and reporting processes; (ii) comply with the accounting and financial reporting requirements related to significant and unusual transactions; (iii) identify and implement the business processes and controls surrounding information technology general controls; and (iv) formalize our business processes, accounting policies and internal control documentation, strengthen supervisory reviews by our management, and evaluate the effectiveness of our internal controls in accordance with the framework established by Internal Control - Integrated Framework (2013) published by the Committee of Sponsoring Organizations of the Treadway Commission.
Other than the changes intended to remediate the material weaknesses noted above, there were no changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - Other Information
Item 1. Legal Proceedings.
Due to the nature of our business, we are involved in routine litigation or subject to other disputes or claims related to our business activities, including, among other things, (i) workers' compensation claims, (ii) employment-related disputes and (iii) liability issues or breach of contract or tortious conduct in connection with the performance of services and provision of materials. We and our affiliates are also subject to government inquiries in the ordinary course of business seeking information concerning our compliance with government construction contracting requirements, the outcome of which cannot be predicted with certainty. In the opinion of our management, after consultation with legal counsel, none of the pending litigation, disputes or claims against us, if decided adversely to us, would have a material adverse effect on our financial condition, cash flows or results of operations.
Item 1A. Risk Factors.
In addition to the other financial information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A, "Risk Factors," in our 2018 Form 10-K that could materially affect our business, financial condition or future operating results. The risks described in our 2018 Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and operating results.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Unregistered Sales of Equity Securities
The Company did not sell any of its equity securities during the period covered by this report that were not registered under the Securities Act.
Use of Proceeds from Initial Public Offering of Class A Common Stock
On May 3, 2018, the Company’s Registration Statement on Form S-1 (File No. 333-224174) (the "Form S-1") filed in connection with the initial public offering of the Company's Class A common stock was declared effective by the SEC. There has been no material change in the Company's planned use of the proceeds received from the sale of shares of Class A common stock in the initial public offering from that described in the prospectus forming part of the Form S-1 and other periodic reports that the Company has filed with the SEC.
Issuer Purchases of Equity Securities
During the quarter covered by this report, the Company did not purchase any of its equity securities that are registered under Section 12(b) of the Exchange Act.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K (17 C.F.R. Part 229.104) is included in Exhibit 95.1 to this Quarterly Report on Form 10-Q.
Item 5. Other Information.
None.

Item 6. Exhibits.

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

31.1*	Certification of President and Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
31.2*	Certification of Executive Vice President and Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
32.1**	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2**	Certification of Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350
95.1*	Mine Safety Disclosures
101*	Interactive Data Files
*	Filed herewith.
**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 14th day of February, 2019.

CONSTRUCTION PARTNERS, INC.

By:	/s/ Charles E. Owens
Charles E. Owens
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name and Signature	Title	Date

/s/ Charles E. Owens	President, Chief Executive Officer and Director	February 14, 2019
Charles E. Owens	(Principal Executive Officer)

/s/ R. Alan Palmer	Executive Vice President and Chief Financial Officer	February 14, 2019
R. Alan Palmer	(Principal Financial Officer)