Form 10-Q
period 2019-03-31
Construction Partners, Inc.
filed 2019-05-14
CIK 1718227

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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
Registrant’s telephone number, including area code: (334) 673-9763
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☒
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes   ☒    No  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer", "accelerated filer", "smaller reporting company", and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, par value $0.001 per share	ROAD	The Nasdaq Stock Market LLC
As of May 10, 2019, the registrant had 31,806,313 shares of Class A common stock, $0.001 par value, and 19,608,306 shares of Class B common stock, $0.001 par value, outstanding.

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

•
government inquiries, requirements and initiatives, including those related to funding for public or infrastructure construction, compliance with construction contracting requirements and their laws and regulations, land usage and environmental, health and safety matters;

•	unfavorable economic conditions and restrictive financing markets;

•	our ability to successfully identify, manage and integrate acquisitions;

•	our ability to obtain sufficient bonding capacity to undertake certain projects;

•	our ability to accurately estimate the overall risks, requirements or costs when we bid on or negotiate contracts that are ultimately awarded to us;

•	the cancellation of a significant number of contracts or our disqualification from bidding for new contracts;

•	risks related to adverse weather conditions;

•	our substantial indebtedness and the restrictions imposed on us by the terms thereof;

•	our ability to maintain favorable relationships with third parties that supply us with equipment and essential supplies;

•	our ability to retain key personnel and maintain satisfactory labor relations;

•	property damage, results of litigation disputes and other claims and insurance coverage issues;

•	risks related to our information technology systems and infrastructure; and

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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

CONSTRUCTION PARTNERS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	March 31,	September 30,
	2019	2018
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$61,911	$99,137
Contracts receivable including retainage, net	105,541	120,291
Costs and estimated earnings in excess of billings on uncompleted contracts	12,595	9,334
Inventories	33,042	24,556
Prepaid expenses and other current assets	17,124	14,137
Total current assets	230,213	267,455

Property, plant and equipment, net	197,869	178,692
Goodwill	36,968	32,919
Intangible assets, net	3,306	3,735
Investment in joint venture	398	1,659
Other assets	6,151	10,270
Deferred income taxes, net	1,580	1,580
Total assets	$476,485	$496,310
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$47,599	$63,510
Billings in excess of costs and estimated earnings on uncompleted contracts	34,657	38,738
Current maturities of debt	14,836	14,773
Accrued expenses and other current liabilities	15,559	17,520
Total current liabilities	112,651	134,541
Long-term liabilities:
Long-term debt, net of current maturities	40,701	48,115
Deferred income taxes, net	8,890	8,890
Other long-term liabilities	5,408	5,295
Total long-term liabilities	54,999	62,300
Total liabilities	167,650	196,841
Commitments and contingencies
Stockholders' equity:
Preferred stock, par value $0.001; 10,000,000 shares authorized and no shares issued and outstanding at March 31, 2019 and September 30, 2018	—	—
Class A common stock, par value $0.001; 400,000,000 shares authorized, 11,950,000 issued and outstanding at March 31, 2019 and September 30, 2018	12	12
Class B common stock, par value $0.001; 100,000,000 shares authorized, 42,387,571 issued and 39,464,619 outstanding at March 31, 2019 and September 30, 2018	42	42
Additional paid-in capital	242,493	242,493
Treasury stock, at cost	(15,603)	(15,603)
Retained earnings	81,891	72,525
Total stockholders' equity	308,835	299,469
Total liabilities and stockholders' equity	$476,485	$496,310

See notes to unaudited consolidated financial statements.

CONSTRUCTION PARTNERS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(unaudited in thousands, except share and per share data)

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2019	2018	2019	2018
Revenues	$164,304	$118,899	$318,631	$269,320
Cost of revenues	144,503	105,150	277,702	232,773
Gross profit	19,801	13,749	40,929	36,547
General and administrative expenses	(14,771)	(13,358)	(29,202)	(25,784)
Settlement income	—	14,803	—	14,803
Gain on sale of equipment, net	693	886	1,027	1,031
Operating income	5,723	16,080	12,754	26,597
Interest expense, net	(379)	(253)	(894)	(550)
Other income (expense), net	123	(39)	106	(60)
Income before provision for income taxes and earnings from investment in joint venture	5,467	15,788	11,966	25,987
Provision for income taxes	1,488	4,770	3,139	3,973
Earnings from investment in joint venture	233	230	539	230
Net income	$4,212	$11,248	$9,366	$22,244

Net income per share attributable to common stockholders:
Basic	$0.08	$0.27	$0.18	$0.53
Diluted	$0.08	$0.27	$0.18	$0.53

Weighted average number of common shares outstanding:
Basic	51,414,619	41,717,024	51,414,619	41,704,071
Diluted	51,414,619	41,910,122	51,414,619	41,874,442

See notes to unaudited consolidated financial statements.

CONSTRUCTION PARTNERS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(unaudited in thousands, except share data)

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Treasury Stock	Retained Earnings	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
September 30, 2018	11,950,000	$12	42,387,571	$42	$242,493	$(15,603)	$72,525	$299,469
Net income	—	—	—	—	—	—	5,154	5,154
December 31, 2018	11,950,000	12	42,387,571	42	242,493	(15,603)	77,679	304,623
Net income	—	—	—	—	—	—	4,212	4,212
March 31, 2019	11,950,000	$12	42,387,571	$42	$242,493	$(15,603)	$81,891	$308,835

	Common Stock		Additional Paid-in Capital	Treasury Stock	Retained Earnings	Total Stockholders' Equity
	Shares	Amount
September 30, 2017	44,987,575	$45	$142,385	$(11,983)	$21,734	$152,181
Net income	—	—	—	—	10,996	10,996
December 31, 2017	44,987,575	45	142,385	(11,983)	32,730	163,177
Equity-based compensation expense	—	—	604	—	—	604
Issuance of restricted shares from treasury	—	—	(453)	458	—	5
Net income	—	—	—	—	11,248	11,248
March 31, 2018	44,987,575	$45	$142,536	$(11,525)	$43,978	$175,034

See notes to unaudited consolidated financial statements.

CONSTRUCTION PARTNERS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited in thousands)

	For the Six Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net income	$9,366	$22,244
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization of long-lived assets	14,639	11,308
Amortization of deferred debt issuance costs and debt discount	55	39
Provision for bad debt	290	290
Gain on sale of equipment, net	(1,027)	(1,031)
Equity-based compensation expense	—	604
Earnings from investment in joint venture	(539)	(230)
Deferred income taxes	—	(3,470)
Changes in operating assets and liabilities:
Contracts receivable including retainage, net	14,460	44,811
Costs and estimated earnings in excess of billings on uncompleted contracts	(3,261)	(5,540)
Inventories	(7,965)	(2,342)
Other current assets	(2,987)	(8,090)
Other assets	4,119	(11,960)
Accounts payable	(15,911)	(15,078)
Billings in excess of costs and estimated earnings on uncompleted contracts	(4,081)	(1)
Accrued expenses and other current liabilities	(1,972)	(3,247)
Other long-term liabilities	113	(183)
Net cash provided by operating activities, net of acquisitions	5,299	28,124
Cash flows from investing activities:
Purchases of property, plant and equipment	(19,802)	(21,966)
Proceeds from sale of equipment	2,585	2,487
Business acquisition, net of cash acquired	(8,854)	—
Acquisition of liquid asphalt terminal assets	(10,848)	—
Investment in joint venture	—	(400)
Distributions received from investment in joint venture	1,800	—
Net cash used in investing activities	(35,119)	(19,879)
Cash flows from financing activities:
Repayments on revolving credit facility	—	(5,000)
Repayments of long-term debt	(7,406)	(5,000)
Proceeds from reissuance of treasury stock	—	5
Net cash used in financing activities	(7,406)	(9,995)
Net change in cash and cash equivalents	(37,226)	(1,750)
Cash and cash equivalents:
Beginning of period	99,137	27,547
End of period	$61,911	$25,797

Supplemental cash flow information:
Cash paid for interest	$1,365	$970
Cash paid for income taxes	$1,532	$2,707
Non-cash items:
Property, plant and equipment financed with accounts payable	$369	$2,347

See notes to unaudited consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Note 1 - General
Business Description
Construction Partners, Inc. (the "Company") is a leading infrastructure and road construction company operating in Alabama, Florida, Georgia, North Carolina and South Carolina through its wholly owned subsidiaries. The Company provides site development, paving, utility and drainage systems, as well as construction materials including hot mix asphalt ("HMA"), aggregates, ready mix concrete and liquid asphalt. The Company executes projects for a mix of private, municipal, state, and federal customers that are both privately and publicly funded. The majority of the work is performed under fixed unit price contracts and, to a lesser extent, fixed total price contracts.
The Company was formed as a Delaware corporation in 2007 as a holding company for its wholly owned subsidiary, Construction Partners Holdings, Inc., a Delaware corporation ("CPHI") incorporated in 1999 that began operations in 2001, to execute an acquisition growth strategy in the hot mix asphalt paving and construction industry. SunTx Capital Partners ("SunTx"), a private equity firm based in Dallas, Texas, is the Company's majority investor and has owned a controlling interest in the Company's stock since the Company's inception.
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
Note 2 - Significant Accounting Policies
Basis of Presentation
The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation. These interim consolidated statements have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission ("SEC"), which permit reduced disclosure for interim periods. The Consolidated Balance Sheet as of September 30, 2018 was derived from audited financial statements for the fiscal year then ended, but does not include all necessary disclosures required by generally accepted accounting principles in the United States of America ("GAAP") with respect to annual financial statements. In the opinion of management, the unaudited consolidated financial statements include all recurring adjustments and normal accruals necessary for a fair presentation of the Company's financial position, results of operations and cash flows for the dates and periods presented. These consolidated financial statements and accompanying notes should be read in conjunction with the Company's audited annual consolidated financial statements and notes thereto included in its Annual Report on Form 10-K for the fiscal year ended September 30, 2018 (the "2018 Form 10-K"). Results for interim periods are not necessarily indicative of the results to be expected for a full fiscal year or for any future period.
Common share and per share amounts have been retroactively adjusted for all periods presented to give effect to the Stock Split described in Note 8 - Equity.
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

Emerging Growth Company
The Company is an "emerging growth company" as defined by the Jumpstart Our Business Startups Act (the "JOBS Act"), enacted in April 2012. As an emerging growth company, the Company could have taken advantage of an exemption that would have allowed the Company to wait to comply with new or revised financial accounting standards until the effective date of such standards for private companies. However, the JOBS Act provides that a company may elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies, but such election to opt out is irrevocable. The Company has elected to opt out of such extended transition period, which means that when a standard is issued or revised and it has different effective dates for public and private companies, the Company is required to adopt the new or revised standard at the effective date applicable to public companies that are not emerging growth companies.
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

Concentration of Risks
Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of contracts receivable including retainage. In the normal course of business, the Company provides credit to its customers and does not generally require collateral. Concentrations of credit risk associated with these receivables are monitored on an ongoing basis. The Company has not historically experienced significant credit losses, due primarily to management's assessment of customers' credit ratings. The Company principally deals with recurring customers, state and local governments and well-known local companies whose reputations are known to management. The Company performs credit checks for significant new customers and generally requires progress payments for significant projects. The Company generally has the ability to file liens against the property if payments are not made on a timely basis. No single customer accounted for more than 10% of the Company's contracts receivable including retainage, net balance at March 31, 2019 or September 30, 2018.
Projects performed for various Departments of Transportation accounted for 37.2% and 37.6% of consolidated revenues for the three months ended March 31, 2019 and 2018 , respectively, and for 37.2% and 37.4% of consolidated revenues for the six months ended March 31, 2019 and 2018, respectively. Customers that accounted for more than 10% of consolidated revenues during those periods are presented below:

	% of Consolidated Revenues
	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2019	2018	2019	2018
Alabama Department of Transportation	12.3%	13.2%	11.1%	13.2%
North Carolina Department of Transportation	10.7%	11.8%	12.6%	12.6%
Revenues from Contracts with Customers
The Company derives all of its revenues from contracts with its customers, predominantly by performing construction services for both public and private infrastructure projects, with an emphasis on highways, roads, bridges, airports and commercial and residential developments. These projects are performed for a mix of federal, state, municipal and private customers. In addition, the Company generates revenues from the sale of construction materials including HMA, aggregates, liquid asphalt and ready-mix concrete to third-party public and private customers pursuant to contracts with those customers. The following table reflects, for the periods presented, (i) revenues generated from public infrastructure construction projects and the sale of construction materials to public customers and (ii) revenues generated from private infrastructure construction projects and the sale of construction materials to private customers.

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2019	2018	2019	2018
Private	$50,419	$42,620	$99,986	$92,232
Public	$113,885	$76,279	$218,645	$177,088
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
Management believes the Company maintains reasonable estimates based on prior experience; however, many factors contribute to changes in estimates of contract costs. Accordingly, estimates made with respect to uncompleted projects are subject to change as each project progresses and better estimates of contract costs become available. All contract costs are recorded as incurred, and revisions to estimated total costs are reflected as soon as the obligation to perform is determined. Provisions are recognized for the full amount of estimated losses on uncompleted contracts whenever evidence indicates that the estimated total cost of a contract exceeds its estimated total revenue, regardless of the stage of completion. When the Company incurs additional costs related to work performed by subcontractors, the Company may be able to utilize contractual provisions to back charge the subcontractors for those costs. A reduction to costs related to back charges is recognized when the estimated recovery is probable and the amount can be reasonably estimated. Contract costs consist of (i) direct costs on contracts, including labor, materials, and amounts payable to subcontractors and (ii) indirect costs related to contract performance, such as insurance, employee benefits, and equipment (primarily depreciation, fuel, maintenance and repairs).

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
The majority of the Company's public construction contracts are fixed unit price contracts. Under fixed unit price contracts, the Company is committed to providing materials or services required by a contract at fixed unit prices (for example, dollars per ton of asphalt placed). The Company's private customer contracts are primarily fixed total price contracts, also known as lump sum contracts, which require that the total amount of work be performed for a single price. Contract cost is recorded as incurred, and revisions in contract revenue and cost estimates are reflected in the accounting period when known. Changes in job performance, job conditions and estimated profitability, including those changes arising from contract change orders, penalty provisions and final contract settlements, may result in revisions to estimated revenues and costs and are recognized in the period in which the revisions are determined.
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

Earnings per Share
As described in Note 8 – Equity, the Company completed an initial public offering (the "IPO") and reclassification (the "Reclassification") of its common stock during the fiscal year ended September 30, 2018, involving, among other things, a 25.2 to 1 split of shares of common stock (the "Stock Split") and the creation of a dual-class common stock structure. Prior to the Reclassification, all net income of the Company was attributable to the holders of shares of common stock immediately prior to the Reclassification. During the period beginning from the Reclassification through the IPO, all net income of the Company was attributable to holders of Class B common stock. Since the IPO, all net income of the Company has been attributable equally, on a per share basis, to the holders of Class A common stock and Class B common stock.
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
Note 3 - Accounting Standards
Recently Adopted Accounting Pronouncements
Effective October 1, 2018, the Company adopted the requirements of ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASC 606") and related amendments. The Company used the modified retrospective approach. The adoption of ASC 606 on October 1, 2018 did not result in a material impact that required recognition of a cumulative adjustment of the opening retained earnings balance for contracts that still required performance at September 30, 2018. Application of ASC 606 for the six months ended March 31, 2019 had the following impact on the Company's Consolidated Balance Sheet at March 31, 2019 and Consolidated Statements of Income for the three and six months ended March 31, 2019 (in thousands):

	As Reported	Impact of ASC 606	Without Application of ASC 606
March 31, 2019
Costs and estimated earnings in excess of billings on uncompleted contracts	$12,595	$(1,121)	$11,474
Inventories	$33,042	$1,516	$34,558
Accrued expenses and other liabilities	$15,559	$(38)	$15,521
Billings in excess of costs and estimated earnings on uncompleted contracts	$34,657	$543	$35,200

For the Three Months Ended March 31, 2019
Revenues	$164,304	$101	$164,405
Cost of revenues	$144,503	$88	$144,591
Provision (benefit) for income taxes	$1,488	$3	$1,491
Net income	$4,212	$10	$4,222

For the Six Months Ended March 31, 2019
Revenues	$318,631	$(1,664)	$316,967
Cost of revenues	$277,702	$(1,516)	$276,186
Provision (benefit) for income taxes	$3,139	$(38)	$3,101
Net income	$9,366	$(110)	$9,256
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
In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business ("ASC 805"). The amendments of this update refine the definition of a business. Prior to this update, guidance in ASC 805 defined a business as having an integrated set of assets along with three elements or activities: inputs, processes, and outputs (collectively referred to as a "set"). The amendments of this update provided a framework to assist in the evaluation of when a set is not a business. If substantially all of the fair value of gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. If that threshold is not met, the Company must perform further analysis to determine whether the set is a business. At a minimum, the set must include an input and a substantive process that together significantly contribute to the ability to create outputs. The Company adopted this update for the Company’s fiscal year beginning October 1, 2018 and applied the guidance to acquisitions during the second quarter of the fiscal year ending September 30, 2019 as described in Note 4 - Business Acquisitions and Note 7 - Property, Plant and Equipment.
Note 4 - Business Acquisitions
Florida Acquisition
On February 26, 2019, a subsidiary of the Company executed an asset purchase agreement to acquire substantially all of the assets of a hot mix asphalt and ready-mix concrete business located in Okeechobee, Florida. This transaction enables the Company to serve new markets in south central Florida through an expanded geographic presence in the state. The acquisition was accounted for as a business combination in accordance with ASC 805. The purchase price of $8.9 million was paid from cash on hand at closing on February 28, 2019.
The provisional allocation of the purchase price to assets acquired and liabilities assumed, based on their estimated fair values at the acquisition date, was determined in accordance with the methodology described under Fair Value Measurements in Note 3 to the Company's audited financial statements for the fiscal year ended September 30, 2018. The amounts allocated were not material to the Company's Consolidated Balance Sheet. The purchase price exceeding the net fair value of identifiable assets acquired and liabilities assumed was recorded as goodwill in the amount of $4.0 million, which is deductible for income tax purposes. Goodwill primarily represents the assembled work force and synergies expected to result from the acquisition. Upon finalizing the accounting for this transaction, management expects to ascribe value to other identifiable intangible assets, including customer relationships and customer backlog, which will reduce the amount allocated to goodwill.
The results of operations since the February 28, 2019 acquisition date attributable to this acquisition are included in the consolidated financial statements since the acquisition date and were not material to the Consolidated Statements of Income for the three or six months ended March 31, 2019. Pro forma results of operations as if the acquisition had been consummated on October 1, 2017 would not be material to the Consolidated Statements of Income.
The Company recorded certain costs to effect the acquisition as they were incurred, which are reflected as general and administrative expenses on the Company's Consolidated Statements of Income in the amount of $0.1 million for the three and six months ended March 31, 2019.
The Scruggs Company
On May 15, 2018, the Company executed a stock purchase agreement (the "Stock Purchase Agreement") to complete the acquisition of 100% of the common shares and voting interests of The Scruggs Company ("Scruggs"), which complemented the Company's vertically integrated southeastern United States operations, providing new bidding areas in the expanding Georgia market (the "Scruggs Acquisition"). This acquisition was accounted for as a business combination in accordance with ASC 805.
The Consolidated Statements of Income include $18.4 million of revenue and $1.4 million of net income attributable to operations of Scruggs for the three months ended March 31, 2019, and $34.7 million of revenue and $2.9 million of net income attributable to the operations of Scruggs for the six months ended March 31, 2019. The following presents unaudited pro forma revenues and net income for the three and six months ended March 31, 2018 as though the Scruggs Acquisition had occurred on October 1, 2016 (in thousands):

	For the Three Months Ended March 31, 2018	For the Six Months Ended March 31, 2018

Pro forma revenues	$139,212	$312,572
Pro forma net income	$14,377	$25,035

Unaudited pro forma financial information is presented as if the operations of Scruggs had been included in the consolidated results of the Company since October 1, 2016, and gives effect to transactions that are directly attributable to the Scruggs Acquisition, including adjustments to:

(a)	Include the pro forma results of operations of Scruggs for the three and six months ended March 31, 2018.

(b)
Include additional depreciation and depletion expense related to the fair value of acquired property, plant and equipment and quarry reserves, as applicable, as if such assets were acquired on October 1, 2016 and the Company's depreciation and depletion methodologies were consistently applied to such assets.

(c)
Include interest expense under the Compass Term Loan, defined in Note 9 - Debt, as if the $22.0 million borrowed to partially finance the purchase price was borrowed on October 1, 2016. Interest expense calculations further assume that no principal payments were made applicable to the $22.0 million borrowed during the period from October 1, 2016 through March 31, 2018, and that the interest rate in effect on the date the Company made the additional $22.0 million borrowing on May 15, 2018 was in effect for the period from October 1, 2016 through March 31, 2018.

Unaudited pro forma information is presented for informational purposes only and may not be indicative of revenue or net income that would have been achieved if the Scruggs Acquisition had occurred on October 1, 2016.
Note 5 - Contracts Receivable Including Retainage, net
Contracts receivable including retainage, net consisted of the following at March 31, 2019 and September 30, 2018 (in thousands):

	March 31, 2019	September 30, 2018
	(unaudited)
Contracts receivable	$89,197	$104,541
Retainage	17,691	16,848
	106,888	121,389
Allowance for doubtful accounts	(1,347)	(1,098)
Contracts receivable including retainage, net	$105,541	$120,291

Retainage receivables have been billed, but are not due until contract completion and acceptance by the customer.

Note 6 - Costs and Estimated Earnings on Uncompleted Contracts
Costs and estimated earnings compared to billings on uncompleted contracts at March 31, 2019 and September 30, 2018 consisted of the following (in thousands):

	March 31, 2019	September 30, 2018
	(unaudited)
Costs on uncompleted contracts	$810,269	$743,322
Estimated earnings to date on uncompleted contracts	105,893	95,155
	916,162	838,477
Billings to date on uncompleted contracts	(938,224)	(867,881)
Net billings in excess of costs and estimated earnings on uncompleted contracts	$(22,062)	$(29,404)

Significant changes to balances of costs and estimated earnings in excess of billings (contract asset) and billings in excess of costs and estimated earnings (contract liability) on uncompleted contracts from September 30, 2018 to March 31, 2019 are presented below (in thousands):

	Costs and Estimated Earnings in Excess of Billings on Uncompleted Contracts	Billings in Excess of Costs and Estimated Earnings on Uncompleted Contracts	Net Billings in Excess of Costs and Estimated Earnings on Uncompleted Contracts
September 30, 2018	$9,334	$(38,738)	$(29,404)
Changes in revenue billed, contract price or cost estimates	3,261	4,081	7,342
March 31, 2019 (unaudited)	$12,595	$(34,657)	$(22,062)
At March 31, 2019, the Company had unsatisfied or partially unsatisfied performance obligations under construction project contracts representing approximately $525 million in aggregate transaction price. The Company expects to earn revenue as it satisfies its performance obligations under those contracts in the amount of approximately $338 million during the remainder of the fiscal year ending September 30, 2019 and approximately $187 million thereafter.
Note 7 - Property, Plant and Equipment
Property, plant and equipment at March 31, 2019 and September 30, 2018 consisted of the following (in thousands):

	March 31, 2019	September 30, 2018
	(unaudited)
Construction equipment	$207,931	$190,420
Asphalt plants	81,705	79,563
Land and improvements	34,815	29,624
Quarry reserves	20,822	20,908
Buildings	13,320	12,416
Furniture and fixtures	4,661	4,422
Leasehold improvements	1,244	765
Total property, plant and equipment, gross	364,498	338,118
Accumulated depreciation, depletion and amortization	(168,550)	(160,795)
Construction in progress	1,921	1,369
Total property, plant and equipment, net	$197,869	$178,692

On February 28, 2019, the Company acquired a liquid asphalt terminal located in Panama City, Florida. The purchase price of $10.8 million was paid in cash on the date of acquisition. The Company uses the terminal to receive, store and process liquid asphalt primarily for use in its construction projects. The transaction was accounted for as an asset acquisition in accordance with ASC 805.

Accordingly, the purchase price and direct costs of $0.1 million incurred to complete the transaction were allocated to asset categories based on their relative fair value at the date of acquisition.
Depreciation, depletion and amortization expense related to property, plant and equipment was $7.3 million and $5.6 million for the three months ended March 31, 2019 and March 31, 2018, respectively, and $14.2 million and $11.2 million for the six months ended March 31, 2019 and March 31, 2018, respectively.
Note 8 - Equity
At March 31, 2019 and September 30, 2018, the Company had authorized for issuance 10,000,000 shares of preferred stock, par value $0.001. No shares of preferred stock were issued and outstanding at March 31, 2019 or September 30, 2018.
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
At March 31, 2019 and September 30, 2018, the Company had authorized for issuance 400,000,000 shares of Class A common stock, par value $0.001, of which 11,950,000 were issued and outstanding.
At March 31, 2019 and September 30, 2018, the Company had authorized for issuance 100,000,000 shares of Class B common stock, par value $0.001, of which 42,387,571 were issued and 39,464,619 were outstanding, respectively. At March 31, 2019 and September 30, 2018, the Company held 2,922,952 shares in treasury, at an average cost of $5.34 per share.
Subsequent to March 31, 2019, certain stockholders of the Company converted a total of 19,856,313 shares of the Company's Class B common stock, par value $0.001, on a one-for-one basis, into shares of the Company's Class A common stock, par value $0.001. Following the conversion, there were 31,806,313 Class A shares and 19,608,306 Class B shares outstanding.

Note 9 - Debt
The Company maintains various credit facilities from time to time to finance acquisitions, the purchase of real estate, construction equipment, asphalt plants and other fixed assets, and for general working capital purposes. This includes, among other things, a credit agreement with Compass Bank as agent, sole lead arranger and sole bookrunner (as amended, the "Compass Credit Agreement") providing for a $72.0 million term loan (the "Compass Term Loan") and a $30.0 million revolving credit facility (the "Compass Revolving Credit Facility"). Debt at March 31, 2019 and September 30, 2018 consisted of the following (in thousands):

	March 31,	September 30,
	2019	2018
	(unaudited)
Long-term debt:
Compass Term Loan	$50,100	$57,300
Compass Revolving Credit Facility	5,000	5,000
Other long-term debt	758	964
Total long-term debt	55,858	63,264
Deferred debt issuance costs	(312)	(362)
Debt discount	(9)	(14)
Current maturities of long-term debt	(14,836)	(14,773)
Long-term debt, net of current maturities	$40,701	$48,115

Note 10 - Earnings Per Share
As described in Note 8 - Equity, the Company completed an IPO and Reclassification of common stock during the third quarter of the fiscal year ended September 30, 2018.
The following table summarizes the weighted-average number of basic and diluted common shares outstanding and the calculation of basic and diluted earnings per share for the periods presented (in thousands, except share and per share amounts):

Basic
	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2019	2018	2019	2018
Numerator
Net income attributable to common shareholders	$4,212	$11,248	$9,366	$22,244
Denominator
Weighted average number of common shares outstanding, basic	51,414,619	41,717,024	51,414,619	41,704,071
Net income per common share attributable to common shareholders, basic	$0.08	$0.27	$0.18	$0.53

Diluted
	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2019	2018	2019	2018
Numerator
Net income attributable to common stockholders	$4,212	$11,248	$9,366	$22,244
Denominator
Weighted average number of common shares outstanding, basic	51,414,619	41,717,024	51,414,619	41,704,071
Effect of dilutive securities:
2010 Non-Plan Stock Options Agreement options	—	193,098	—	170,371
Weighted average number of common shares outstanding, diluted	51,414,619	41,910,122	51,414,619	41,874,442
Net income per common share attributable to common stockholders, diluted	$0.08	$0.27	$0.18	$0.53

The Company excluded 63,000 common stock equivalents from the calculation of diluted earnings per share for the three and six months ended March 31, 2018 because their inclusion would be anti-dilutive. There were no anti-dilutive securities excluded from the calculation of diluted earnings per share for the three or six months ended March 31, 2019.
Note 11 - Provision for Income Taxes
The Company files a consolidated United States income tax return and income tax returns in various states. Management evaluated the Company's tax positions at March 31, 2019, based on appropriate provisions of applicable enacted tax laws and regulations, and believes that they are supportable based on their specific technical merits and the facts and circumstances of the respective transactions.
On December 22, 2017, the United States government enacted comprehensive tax legislation known as the Tax Cuts and Jobs Act (the "Tax Act"). The Tax Act included broad and complex changes to the United States tax code, including a reduction in the United States federal corporate income tax rate from 35.0% to 21.0% effective January 1, 2018. For periods during the fiscal year ended September 30, 2018, the Company recorded its income tax provision based on a blended U.S. statutory rate of 24.5%, which is based on a proration of the applicable tax rates before and after the effective date of the Tax Act, and the applicable state income taxes.
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
The Company's effective tax rate for the three months ended March 31, 2019 and March 31, 2018 was 26.1% and 29.8%, respectively. The lower effective tax rate for the three months ended March 31, 2019 compared to the three months ended March 31, 2018 was primarily due to the lower United States statutory income tax rate during the three months ended March 31, 2019 as described above. The Company's effective tax rate for the six months ended March 31, 2019 and March 31, 2018 was 25.1% and 15.2%, respectively. The lower effective tax rate for the six months ended March 31, 2018 compared to the six months ended March 31, 2019 was primarily due to the benefit of the tax credit recorded during the six months ended March 31, 2018 related to the enactment of the Tax Act.
Note 12 - Related Parties
On December 31, 2017, the Company sold an indirect wholly owned subsidiary to an immediate family member of a Senior Vice President of the Company ("Purchaser of subsidiary") in consideration for an interest-bearing note receivable in the amount of $1.0 million, which approximated the net book value of the disposed entity. At March 31, 2019, $0.1 million and $0.7 million was reflected on the Company's Consolidated Balance Sheet within other current assets and other assets, respectively, representing the remaining balances on this note receivable. In connection with this transaction, the Company also received an interest-bearing note receivable from the disposed entity ("Disposed entity") on December 31, 2017 in the amount of $1.0 million representing certain accounts payable of the Disposed entity that were paid by the Company. At March 31, 2019, $0.1 million and $0.8 million was reflected on the Company's Consolidated Balance Sheet within other current assets and other assets, respectively, representing the remaining balance on this note receivable. Remaining principal and interest payments are scheduled to be made in periodic installments during fiscal year 2019 through fiscal year 2026.
From time to time, the Company conducts or has conducted business with the following related parties:

•
Entities owned by immediate family members of a Senior Vice President of the Company perform subcontract work for a subsidiary of the Company, including trucking and grading services ("Subcontracting Services").

•	From time to time, a subsidiary of the Company provides construction services to various companies owned by family members of a Senior Vice President of the Company ("Construction Services").

•	For periodic corporate events, the Company has chartered a boat from Deep South Adventures, LLC, which is owned by a Senior Vice President of the Company.

•	The Company rents and purchases vehicles from an entity owned by a family member of a Senior Vice President of the Company ("Vehicles").

•	Family members of a Senior Vice President of the Company provide consulting services to a subsidiary of the Company ("Consulting Services").

•	A law firm previously owned by a family member of a Senior Vice President of the Company provided legal services to a subsidiary of the Company ("Legal Services").

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

The following table presents revenues earned and expenses incurred by the Company during three and six months ended March 31, 2019 and March 31, 2018, if and to the extent the Company engaged in transactions with the parties described above during the respective periods, and accounts receivable and accounts payable balances at March 31, 2019 and September 30, 2018, related to transactions with such parties (in thousands):

	Revenue Earned (Expense Incurred)				Accounts Receivable (Payable)
	For the Three Months Ended March 31,		For the Six Months Ended March 31,		March 31,	September 30,
	2019	2018	2019	2018	2019	2018
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Purchaser of subsidiary	$—	$—	$—	$—	$864	$850
Disposed entity	$—	$—	$—	$—	$952	$937
Subcontracting Services (1)	$(3,073)	$(1,420)	$(6,366)	$(4,365)	$(973)	$(842)
Construction Services	$1,061	$285	$1,174	$1,576	$3,296	$2,863
Deep South Adventures, LLC (2)	$—	$—	$—	$(33)	$—	$—
Vehicles (2)	$(342)	$(288)	$(631)	$(576)	$—	$—
Consulting Services (2)	$(67)	$(56)	$(134)	$(116)	$—	$—
Legal Services (2)	$—	$—	$—	$(58)	$—	$—
H&K (2)	$(21)	$(21)	$(42)	$(42)	$—	$—
H&A (2)	$—	$(16)	$—	$(33)	$—	$—
Island Pond (2)	$(80)	$(80)	$(160)	$(160)	$—	$—
SunTx (2)	$(387)	$(311)	$(641)	$(651)	$—	$—

(1) Cost is reflected as cost of revenues on the Company's Consolidated Statements of Income.
(2) Cost is reflected as general and administrative expenses on the Company's Consolidated Statements of Income.

Note 13 - Settlement Agreement
On April 19, 2018, certain of the Company's subsidiaries entered into settlement agreements with a third party, pursuant to which they will receive aggregate net payments of approximately $15.7 million. These agreements provided for the payments to be made in four equal installments between January 2019 and July 2020, in exchange for releasing and waiving all current and future claims against the third party relating to a business interruption event that occurred more than five years ago that did not directly relate to the Company's business and that has not, and is not expected to, recur (the "Settlement"). The Company recorded a pre-tax gain of $14.8 million during the six months ended March 31, 2018 related to the Settlement. The subsidiaries received the first installment payments in the total amount of $3.9 million in January 2019. Future payments are reflected on the Consolidated Balance Sheet at March 31, 2019 as other current assets and other assets in the amount of $7.9 million and $3.6 million, respectively.
Note 14 - Subsequent Events

Subsequent to March 31, 2019, certain stockholders of the Company converted a total of 19,856,313 shares of the Company's Class B common stock, par value $0.001, on a one-for-one basis, into shares of the Company's Class A common stock, par value $0.001. Following the conversion, there were 31,806,313 Class A shares and 19,608,306 Class B shares outstanding.

On May 13, 2019, the Company awarded a total of 212,056 restricted shares of Class A common stock to its non-employee directors under the Construction Partners, Inc. 2018 Equity Incentive Plan. The grants are classified as equity awards. The aggregate grant date fair value of these restricted stock grants was $2.7 million. The grants will vest as to two-thirds of the underlying shares on January 1, 2021 and as to the remaining one-third of the underlying shares on January 1, 2022.

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
Other Key Performance Indicators
Adjusted EBITDA and Adjusted EBITDA Margin
Adjusted EBITDA represents net income before, as applicable from time to time, (i) interest expense, net, (ii) provision (benefit) for income taxes, (iii) depreciation, depletion and amortization of long-lived assets, (iv) equity-based compensation expense and (v) certain management fees and expenses, and excludes income recognized in connection with the Settlement (see Note 13 - Settlement Agreement to the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q). Adjusted EBITDA Margin represents Adjusted EBITDA as a percentage of revenues for each period. Adjusted EBITDA and Adjusted EBITDA Margin are supplemental measures of our operating performance that are neither required by, nor presented in accordance with, GAAP. These measures should not be considered as an alternative to net income or any other performance measure derived in accordance with GAAP as an indicator of our operating performance. We present Adjusted EBITDA and Adjusted EBITDA Margin because management uses these measures as key performance indicators and believes they are measures frequently used by securities analysts, investors and other parties to evaluate companies in our industry. These measures have limitations as analytical tools and should not be considered in isolation or as substitutes for analysis of our results as reported under GAAP.
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

The following table presents a reconciliation of net income, the most directly comparable measure calculated in accordance with GAAP, to Adjusted EBITDA, and the calculation of Adjusted EBITDA Margin for each of the periods presented (in thousands, except percentages):

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2019	2018	2019	2018
Net income	$4,212	$11,248	$9,366	$22,244
Interest expense, net	379	253	894	550
Provision for income taxes	1,488	4,770	3,139	3,973
Depreciation, depletion and amortization of long-lived assets	7,501	5,633	14,639	11,308
Equity-based compensation expense	—	604	—	604
Settlement income (1)	—	(14,803)	—	(14,803)
Management fees and expenses (2)	387	311	641	651
Adjusted EBITDA	$13,967	$8,016	$28,679	$24,527
Revenues	$164,304	$118,889	$318,631	$269,320
Adjusted EBITDA Margin	8.5%	6.7%	9.0%	9.1%

(1)	Represents pre-tax income recognized in connection with the Settlement.

(2)
Reflects fees and reimbursement of certain travel expenses under a management services agreement with SunTx (see Note 12 - Related Parties to the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q).

Results of Operations
Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018
The following table sets forth selected financial data for the three months ended March 31, 2019 and March 31, 2018 (in thousands, except percentages):

					Change from the Three Months Ended March 31, 2018
	For the Three Months Ended March 31,
					to the Three Months Ended March 31, 2019
	2019		2018
	Dollars	% of Revenues	Dollars	% of Revenues	$ Change	% Change
Revenues	$164,304	100.0%	$118,899	100.0%	$45,405	38.2%
Cost of revenues	144,503	87.9%	105,150	88.4%	39,353	37.4%
Gross profit	19,801	12.1%	13,749	11.6%	6,052	44.0%
General and administrative expenses	(14,771)	(9.2)%	(13,358)	(11.3)%	(1,413)	10.6%
Settlement income	—	—%	14,803	12.5%	(14,803)	N/A
Gain on sale of equipment, net	693	0.4%	886	0.7%	(193)	(21.8)%
Operating income	5,723	3.4%	16,080	13.5%	(10,357)	(64.4)%
Interest expense, net	(379)	(0.2)%	(253)	(0.2)%	(126)	49.8%
Other income (expense), net	123	0.1%	(39)	—%	162	(415.4)%
Income before provision for income taxes and earnings from investment in joint venture	5,467	3.3%	15,788	13.3%	(10,321)	(65.4)%
Provision for income taxes	1,488	0.9%	4,770	4.0%	(3,282)	(68.8)%
Earnings from investment in joint venture	233	0.2%	230	0.2%	3	N/A
Net income	$4,212	2.6%	$11,248	9.5%	$(7,036)	(62.6)%
Adjusted EBITDA	$13,967	8.5%	$8,016	6.7%	$5,951	74.2%
Revenues. Revenues for the three months ended March 31, 2019 increased $45.4 million, or 38.2%, to $164.3 million from $118.9 million for the three months ended March 31, 2018, including $18.3 million of revenues attributable to Scruggs, which we acquired subsequent to March 31, 2018. Revenues were higher due to more favorable working conditions during the three months ended March 31, 2019 compared to the three months ended March 31, 2018, when most of our markets experienced extended cold weather delays. During the three months ended March 31, 2019, the Company was also able to complete work on projects that were delayed in the quarter ended December 31, 2018 due to sustained adverse weather conditions.
Gross Profit. Gross profit for the three months ended March 31, 2019 increased $6.1 million, or 44.0%, to $19.8 million from $13.7 million for the three months ended March 31, 2018. The increase in gross profit was the result of an increase in revenue as discussed above and an increase in gross profit margin to 12.1% for the three months ended March 31, 2019 from 11.6% for the three months ended March 31, 2018. The higher gross profit margin was a result of increased HMA production and equipment utilization resulting in an increase of fixed cost absorption during the three months ended March 31, 2019 compared to the three months ended March 31, 2018.
General and Administrative Expenses. General and administrative expenses include costs related to our operational offices that are not allocated to direct contract costs and expenses related to our corporate offices. General and administrative expenses for the three months ended March 31, 2019 increased $1.4 million, or 10.6%, to $14.8 million from $13.4 million for the three months ended March 31, 2018. The increase was primarily due to (i) $0.8 million of expenses attributable to Scruggs, which we acquired subsequent to March 31, 2018 and (ii) a $0.7 million increase in the cost of professional services and insurance, reflecting our growth and increased regulatory and reporting requirements due to becoming a public company subsequent to March 31, 2018. These increases were partially offset by a $0.6 million decrease in equity-based compensation expense.
Settlement Income. During the three months ended March 31, 2018, we recorded settlement income of $14.8 million reflecting the net present value of future payments to be received in connection with the Settlement, which resolved conditions that existed at March 31,

2018. Pursuant to the Settlement, we will receive aggregate net payments of approximately $15.7 million. The first of four equal installments was received in January 2019, and remaining installments are scheduled to be received in July 2019, January 2020 and July 2020.
Interest Expense, Net. Interest expense, net for the three months ended March 31, 2019 increased $0.1 million to $0.4 million compared to $0.3 million for the three months ended March 31, 2018. The increase in interest expense, net reflects a $0.5 million increase in interest expense, partially offset by a $0.4 million increase in interest income. The increase in interest expense, net was due to an increase in the average principal debt balance outstanding to $57.7 million for the three months ended March 31, 2019 from $48.8 million for the three months ended March 31, 2018. In addition, the change in the fair value of interest rate swaps during the three months ended March 31, 2019, resulted in a $0.1 million charge to interest expense, compared to a $0.2 million credit to interest expense during the three months ended March 31, 2018. The increase in interest income was due to the higher average cash balance during the three months ended March 31, 2019, resulting from proceeds attributable to our IPO, which occurred subsequent to March 31, 2018.
Provision for Income Taxes. Our effective tax rate decreased to 26.1% for the three months ended March 31, 2019, from 29.8% for the three months ended March 31, 2018. Our lower effective tax rate for the three months ended March 31, 2019 was primarily due to the lower United States federal corporate income tax rate resulting from the Tax Act. The Tax Act included broad and complex changes to the United States tax code, including a reduction in the United States federal corporate income tax rate from 35.0% to 21.0% effective January 1, 2018. As a result of this change, the Company recorded its income tax provision for the three months ended March 31, 2018 based on a blended U.S. statutory rate of 24.5%, which represents a proration of the applicable tax rates before and after the effective date of the Tax Act and the effect of applicable state income taxes. The effective tax rate for the three months ended March 31, 2019 reflects a federal income tax provision based on the United States statutory tax rate of 21.0% and the effect of applicable state income taxes.
Earnings from Investment in Joint Venture. During the three months ended March 31, 2019 and the three months ended March 31, 2018, we earned $0.2 million of pre-tax income from our 50% interest in the earnings of a joint venture that we entered into with a third party in November 2017 for the sole purpose of performing a construction project for the Alabama Department of Transportation.
Net Income. Net income decreased $7.0 million, or 62.6%, to $4.2 million for the three months ended March 31, 2019, compared to $11.2 million for the three months ended March 31, 2018. This decrease in net income was a result of the $10.6 million settlement income, net of tax, recognized during the three months ended March 31, 2018 and higher general and administrative expenses during the three months ended March 31, 2019 compared to the three months ended March 31, 2018. The decrease was partially offset by an increase in gross profit and a decrease in the effective tax rate during the three months ended March 31, 2019 compared to the three months ended March 31, 2018, all as described above.
Adjusted EBITDA and Adjusted EBITDA Margin. Adjusted EBITDA and Adjusted EBITDA Margin were $14.0 million and 8.5%, respectively, for the three months ended March 31, 2019, compared to $8.0 million and 6.7%, respectively, for the three months ended March 31, 2018. The increase in Adjusted EBITDA for the three months ended March 31, 2019 compared to the three months ended March 31, 2018 was the result of higher gross profit and depreciation, depletion and amortization of long-lived assets, partially offset by an increase in general and administrative expenses. The higher Adjusted EBITDA Margin was a result of a higher gross profit percentage and lower general and administrative expenses percentage for the three months ended March 31, 2019. See the description of Adjusted EBITDA and Adjusted EBITDA Margin, as well as a reconciliation of Adjusted EBITDA to net income, under the heading “How We Assess Performance of Our Business”.

Six Months Ended March 31, 2019 Compared to Six Months Ended March 31, 2018
The following table sets forth selected financial data for the six months ended March 31, 2019 and March 31, 2018 (in thousands, except percentages):

					Change from the Six Months Ended March 31, 2018
	For the Six Months Ended March 31,
					to the Six Months Ended March 31, 2019
	2019		2018
	Dollars	% of Revenues	Dollars	% of Revenues	$ Change	% Change
Revenues	$318,631	100.0%	$269,320	100.0%	$49,311	18.3%
Cost of revenues	277,702	87.2%	232,773	86.4%	44,929	19.3%
Gross profit	40,929	12.8%	36,547	13.6%	4,382	12.0%
General and administrative expenses	(29,202)	(9.2)%	(25,784)	(9.6)%	(3,418)	13.3%
Settlement income	—	—%	14,803	5.5%	(14,803)	N/A
Gain on sale of equipment, net	1,027	0.3%	1,031	0.4%	(4)	(0.4)%
Operating income	12,754	3.9%	26,597	9.9%	(13,843)	(52.0)%
Interest expense, net	(894)	(0.3)%	(550)	(0.2)%	(344)	62.5%
Loss on extinguishment of debt	—	—%	—	—%	—	—%
Other income (expense), net	106	0.2%	(60)	(0.1)%	166	(276.7)%
Income before provision for income taxes and earnings from investment in joint venture	11,966	3.8%	25,987	9.6%	(14,021)	(54.0)%
Provision for income taxes	3,139	1.0%	3,973	1.5%	(834)	(21.0)%
Earnings from investment in joint venture	539	0.1%	230	0.2%	309	N/A
Net income	9,366	2.9%	$22,244	8.3%	$(12,878)	(57.9)%
Adjusted EBITDA	$28,679	9.0%	$24,527	9.1%	$4,152	16.9%
Revenues. Revenues for the six months ended March 31, 2019 increased $49.3 million, or 18.3%, to $318.6 million from $269.3 million for the six months ended March 31, 2018, including $34.7 million of revenues attributable to Scruggs, which we acquired subsequent to March 31, 2018. The remaining revenue increase of $14.6 million was due to a higher backlog of construction projects at the beginning of the current fiscal year compared to the backlog at the beginning of the prior fiscal year.
Gross Profit. Gross profit for the six months ended March 31, 2019 increased $4.4 million, or 12.0%, to $40.9 million from $36.5 million for the six months ended March 31, 2018. The higher gross profit was the result of the 18.3% increase in revenues, partially offset by a decrease in gross profit margin to 12.8% for the six months ended March 31, 2019 from 13.6% for the six months ended March 31, 2018. The decrease in gross profit margin was attributable to a decline in the margin achieved on construction projects during the six months ended March 31, 2019 compared to the six months ended March 31, 2018.
General and Administrative Expenses. General and administrative expenses include costs related to our operational offices that are not allocated to direct contract costs and expenses related to our corporate offices. General and administrative expenses for the six months ended March 31, 2019 increased $3.4 million, or 13.3%, to $29.2 million from $25.8 million for the six months ended March 31, 2018. The increase in general and administrative expenses for the six months ended March 31, 2019 compared to the six months ended March 31, 2018 was primarily the result of (i) $1.7 million in overhead expense attributable to Scruggs, which we acquired subsequent to March 31, 2018, and (ii) an increase in the cost of professional services and insurance, reflecting our growth and increased reporting and regulatory requirements due to becoming a public company subsequent to March 31, 2018.
Interest Expense, Net. Interest expense, net for the six months ended March 31, 2019 increased $0.3 million, or 62.5%, to $0.9 million compared to $0.6 million for the six months ended March 31, 2018. The increase in interest expense, net reflects a $1.1 million increase in interest expense, partially offset by a $0.8 million increase in interest income. The increase in interest expense was due to an increase in the average principal debt balance outstanding to $59.6 million for the six months ended March 31, 2019 from $52.5 million for the six months ended March 31, 2018. During the six months ended March 31, 2019, the change in the fair value of the interest rate swaps resulted in a $0.3 million charge to interest expense compared to a $0.4 million credit during the six months ended

March 31, 2018. The increase in interest income was due to the higher average cash balance during the three months ended March 31, 2019, resulting from proceeds attributable to our IPO, which occurred subsequent to March 31, 2018.
Provision for Income Taxes. Our effective tax rate increased to 25.1% for the six months ended March 31, 2019, from 15.2% for the six months ended March 31, 2018. Our lower effective tax rate for the six months ended March 31, 2018 was primarily due to the lower United States federal corporate income tax rate resulting the Tax Act. The Tax Act included broad and complex changes to the United States tax code, including a reduction in the United States federal corporate income tax rate from 35.0% to 21.0% effective January 1, 2018. We recorded a provisional discrete tax benefit of $3.5 million related to the Tax Act, primarily related to adjusting our United States deferred tax liabilities by the same amount, reflecting the reduction in the United States federal corporate income tax rate. We completed our accounting for the income tax effects of the Tax Act in subsequent periods during fiscal 2018, resulting in a discrete tax benefit of $4.6 million for the full fiscal year. This net reduction in deferred tax liabilities also included the estimated impact on the Company's net state deferred tax assets. Accordingly, the effective tax rate for the six months ended March 31, 2018 reflects a federal income tax provision based on the blended United States statutory tax rate of 24.5%, the $3.5 million tax benefit related to the Tax Act and the effect of applicable state income taxes. The effective tax rate for the six months ended March 31, 2019 reflects a federal income tax provision based on the United States statutory tax rate of 21.0% and the effect of applicable state income taxes.
Earnings from Investment in Joint Venture. During the six months ended March 31, 2019 and the six months ended March 31, 2018, we earned $0.5 million and $0.2 million of pre-tax income from our 50% interest in the earnings of a joint venture that we entered into with a third party in November 2017 for the sole purpose of performing a construction project for the Alabama Department of Transportation.
Net Income. Net income decreased $12.9 million, or 57.9%, to $9.4 million for the six months ended March 31, 2019, compared to $22.2 million for the six months ended March 31, 2018. This decrease in net income was a result of the $10.6 million settlement income, net of tax, recognized during the six months ended March 31, 2018 and higher general and administrative expenses during the six months ended March 31, 2019 compared to the three months ended March 31, 2018. The decrease was partially offset by an increase in gross profit as described above.
Adjusted EBITDA and Adjusted EBITDA Margin. Adjusted EBITDA and Adjusted EBITDA Margin were $28.7 million and 9.0%, respectively, for the six months ended March 31, 2019, compared to $24.5 million and 9.1%, respectively, for the six months ended March 31, 2018. The increase in Adjusted EBITDA for the six months ended March 31, 2019 compared to the three months ended March 31, 2018 was the result of higher gross profit and depreciation, depletion and amortization of long-lived assets, partially offset by an increase in general and administrative expenses. See the description of Adjusted EBITDA and Adjusted EBITDA Margin, as well as a reconciliation of Adjusted EBITDA to net income, under the heading "How We Assess Performance of Our Business".
Inflation and Price Changes
Inflation had an immaterial impact on our results of operations for the six months ended March 31, 2019 and 2018 due to relatively low inflation in the United States in recent years and our ability to recover increasing costs by obtaining higher prices for our products, including sale price escalator clauses in most of our public construction contracts. Inflation risk varies with the level of activity in our industry, the number, size and strength of competitors and the availability of products to supply a local market.
Liquidity and Capital Resources
Cash Flows Analysis
The following table sets forth our cash flows for the periods indicated (in thousands):

	For the Six Months Ended March 31,
	2019	2018
Net cash provided by operating activities, net of acquisition	$5,299	$28,124
Net cash used in investing activities	(35,119)	(19,879)
Net cash used in financing activities	(7,406)	(9,995)
Net change in cash and cash equivalents	$(37,226)	$(1,750)

Operating Activities
Cash provided by operating activities was $5.3 million for the six months ended March 31, 2019, a decrease of $22.8 million compared to $28.1 million for the six months ended March 31, 2018. The decrease was primarily due to a $12.9 million decrease in net income for the six months ended March 31, 2019 compared to the six months ended March 31, 2018 and a $15.9 million reduction in changes in operating assets and liabilities, partially offset by a $5.9 million increase in adjustments to reconcile net income to cash flows from operating activities for those same periods. The decrease in changes in operating assets and liabilities included (i) a $14.5 million reduction in contracts receivable including retainage for the six months ended March 31, 2019 compared to a $44.8 million reduction for the six months ended March 31, 2018, due to higher overall revenue, especially during the three months ended March 31, 2019 compared to the three months ended March 31, 2018, (ii) a $4.6 million additional increase in inventory related to operations of the liquid asphalt terminal subsequent to acquisition in February 2019, and (iii) a $4.1 million decrease in other assets for the six months ended March 31, 2019 compared to a $12.0 million increase for the six months ended March 31, 2018, primarily reflecting recognition of receivables in connection with settlement income. Changes in adjustments to reconcile net income to cash flows from operating activities were primarily due to the $3.5 million lesser reduction in net deferred income tax liabilities, due to the discrete tax benefit recognized during the six months ended March 31, 2018 reflecting the effects of the Tax Act and a $3.3 million increase in depreciation, depletion and amortization of long-lived assets, primarily due to the increase in property, plant and equipment resulting from the Scruggs Acquisition, which was completed subsequent to March 31, 2018.
Investing Activities
Cash used in investing activities was $35.1 million for the six months ended March 31, 2019 compared to $19.9 million for the six months ended March 31, 2018. The increase reflects $10.9 million used in the acquisition of liquid asphalt terminal assets and $8.9 million used in the acquisition of a business during the six months ended March 31, 2019. The increase was partially offset by a $2.2 million lower investment in property, plant and equipment and a $1.8 million distribution received from an investment in a joint venture during the six months ended March 31, 2019 compared to the six months ended March 31, 2018.
Financing Activities
Cash used in financing activities was $7.4 million for the six months ended March 31, 2019 compared to $10.0 million during the six months ended March 31, 2018, reflecting a $5.0 million repayment of debt under our Compass Revolving Credit Facility, net of a $2.4 million lower repayment of the Compass Term Loan and other debt during the six months ended March 31, 2018 compared to the six months ended March 31, 2019.
Compass Credit Agreement
On June 30, 2017, CPHI, our wholly owned subsidiary, entered into the Compass Credit Agreement, with Compass Bank as agent (the "Agent"), sole lead arranger and sole bookrunner, providing for a $50.0 million Compass Term Loan and a $30.0 million Compass Revolving Credit Facility. In connection with the Scruggs Acquisition, we amended the Compass Credit Agreement on May 15, 2018 and borrowed an additional $22.0 million under the Compass Term Loan to fund a portion of the purchase price. The principal amount of the Compass Term Loan, including the additional borrowing, must be paid in quarterly installments of $3.6 million. All amounts borrowed under the Compass Credit Agreement mature on July 1, 2022.
CPHI’s obligations under the Compass Credit Agreement are guaranteed by the Company and all of CPHI's direct and indirect subsidiaries and are secured by first priority security interests in substantially all of the Company's assets.
At March 31, 2019 and September 30, 2018, the interest rate on outstanding borrowings under the Compass Term Loan and Compass Revolving Credit Facility was 4.499% and 4.242%, respectively. At March 31, 2019 and September 30, 2018, we had availability of $14.3 and $14.0 million, respectively, under the Compass Revolving Credit Facility, including reduction for outstanding letters of credit. In order to hedge against changes in interest rates, on June 30, 2017, we entered into an amortizing $25.0 million notional interest rate swap agreement applicable to outstanding debt under the Compass Term Loan, under which we pay a fixed percentage rate of 2.015% and receive a credit based on the applicable LIBOR rate. In connection with the amendment to the Compass Credit Agreement and the additional borrowing on May 15, 2018, we entered into an additional $11.0 million notional interest rate swap agreement applicable to the $22.0 million of additional debt under the Compass Term Loan. Under this additional swap agreement, we pay a fixed percentage rate of 3.01% and receive a credit based on the applicable LIBOR rate. At March 31, 2019 and September 30, 2018, the aggregate notional value of these interest rate swap agreements was $25.1 million and $28.7 million, respectively, and the fair value was $(0.1) million and $0.3 million, respectively, which is included within other assets on our Consolidated Balance Sheets. We must pay a commitment fee of 0.35% per annum on the aggregate unused revolving commitments under the Compass Credit Agreement. We also must pay fees with respect to any letters of credit issued under the Compass Credit Agreement.
The Compass Credit Agreement contains usual and customary covenants for agreements of this type, including, but not limited to, certain financial covenants, such as a minimum fixed charge coverage ratio of 1.20 to 1.00. At March 31, 2019 and September 30, 2018, our fixed charge coverage ratio was 1.22 to 1.00 and 1.51 to 1.00, respectively. The Compass Credit Agreement also requires us to maintain a consolidated leverage ratio not to exceed 2.00 to 1.00, subject to certain adjustments as further described in the Compass Credit Agreement. At March 31, 2019 and September 30, 2018, our consolidated leverage ratio was 0.88 to 1.00. At March 31, 2019 and September 30, 2018, we were in compliance with all covenants under the Compass Credit Agreement.
Capital Requirements and Sources of Liquidity
During the six months ended March 31, 2019 and 2018, our capital expenditures were approximately $19.8 million and $22.0 million, respectively. Our capital expenditures are typically made during the same fiscal year in which they are approved.  At March 31, 2019, our commitments for capital expenditures were not material to our financial condition or results of operations on a consolidated basis.   For the full fiscal year 2019, we expect total capital expenditures to be approximately $39.0 million to $42.0 million. Our capital expenditure budget is an estimate and is subject to change. As described further below, we believe that cash flows from operations combined with existing cash on hand and amounts available under our credit facilities will be sufficient to fund our working capital needs and planned capital expenditures for at least the next twelve months.
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
Commodity Price Risk
We are subject to commodity price risk with respect to price changes in liquid asphalt and energy resources, including (i) fossil fuels and electricity for aggregates and asphalt paving mix production, (ii) natural gas for HMA production and (iii) diesel fuel for distribution vehicles and production-related mobile equipment. In order to manage or reduce commodity price risk, we monitor the costs of these commodities at the time of bid and price them into our contracts accordingly. Furthermore, liquid asphalt escalator provisions in most of our public contracts, and in some of our private and commercial contracts, limit our exposure to price fluctuations in this commodity. In addition, we may enter into firm purchase commitments for certain raw materials with terms generally less than one year.
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

At March 31, 2019, we had a total of $55.1 million of variable rate borrowings outstanding. Holding other factors constant and absent the interest rate swap agreement described above, a hypothetical 1% change in our borrowing rates would result in a $0.6 million change in our annual interest expense based on our variable rate debt at March 31, 2019 and September 30, 2018.
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
Other than the changes intended to remediate the material weaknesses noted above, there were no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - Other Information
Item 1. Legal Proceedings.
Due to the nature of our business, we are involved in routine litigation or subject to other disputes or claims related to our business activities, including, among other things, (i) workers' compensation claims, (ii) employment-related disputes and (iii) liability issues or breach of contract or tortious conduct in connection with the performance of services and provision of materials. We and our affiliates are also subject to government inquiries in the ordinary course of business seeking information concerning our compliance with government construction contracting requirements and various laws and regulations, the outcome of which cannot be predicted with certainty. In the opinion of our management, after consultation with legal counsel, none of the pending litigation, disputes or claims against us, if decided adversely to us, would have a material adverse effect on our financial condition, cash flows or results of operations.
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
Use of Proceeds from Initial Public Offering of Class A Common Stock
On May 3, 2018, the Company’s Registration Statement on Form S-1 (File No. 333-224174) (the "Form S-1") filed in connection with the IPO of the Company's Class A common stock was declared effective by the SEC. There has been no material change in the Company's planned use of the proceeds received from the sale of shares of Class A common stock in the IPO from that described in the prospectus forming part of the Form S-1 and other periodic reports that the Company has filed with the SEC.
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

31.1*	Certification of President and Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
31.2*	Certification of Executive Vice President and Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
32.1**	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2**	Certification of Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350
95.1*	Mine Safety Disclosure
101*	Interactive Data Files
*	Filed herewith.
**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 14th day of May, 2019.

CONSTRUCTION PARTNERS, INC.

By:	/s/ Charles E. Owens
Charles E. Owens
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name and Signature	Title	Date

/s/ Charles E. Owens	President, Chief Executive Officer and Director	May 14, 2019
Charles E. Owens	(Principal Executive Officer)

/s/ R. Alan Palmer	Executive Vice President and Chief Financial Officer	May 14, 2019
R. Alan Palmer	(Principal Financial Officer)