Form 10-Q
period 2019-06-30
Construction Partners, Inc.
filed 2019-08-09
CIK 1718227

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
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
Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934:

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 7, 2019, the registrant had 32,567,545 shares of Class A common stock, par value $0.001, and 19,114,417 shares of Class B common stock, par value $0.001, outstanding.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
Certain statements contained in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), including statements related to future events, business strategy, future performance, future operations, backlog, financial position, estimated revenues and losses, projected costs, prospects, and plans and objectives of management. All statements other than statements of historical fact may be forward-looking statements. Forward-looking statements are often, but not always, identified by the use of words such as "seek," "anticipate," "plan," "continue," "estimate," "expect," "may," "will," "project," "predict," "potential," "targeting," "intend," "could," "might," "should," "believe," "outlook" and similar expressions or their negative. Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking statements are based on management's belief, based on currently available information, as to the outcome and timing of future events. These statements involve estimates, assumptions, known and unknown risks, uncertainties and other factors that may cause actual results or events to differ materially from those expressed in such forward-looking statements. When evaluating forward-looking statements, you should consider the risk factors and other cautionary statements described under the heading "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended September 30, 2018. We believe the expectations reflected in the forward-looking statements contained in this Quarterly Report on Form 10-Q are reasonable, but no assurance can be given that these expectations will prove to be correct. Forward-looking statements should not be unduly relied upon.
Important factors that could cause actual results or events to differ materially from those expressed in forward-looking statements include, but are not limited to:
•declines in public infrastructure construction and reductions in government funding, including the funding by transportation authorities and other state and local agencies;
•risks related to our operating strategy;
•competition for projects in our local markets;
•risks associated with our capital-intensive business;
•government inquiries, requirements and initiatives, including those related to funding for public infrastructure construction, land usage, environmental, health and safety matters, and governmental contracting requirements and other laws and regulations;
•unfavorable economic conditions and restrictive financing markets;
•our ability to successfully identify, manage and integrate acquisitions;
•our ability to obtain sufficient bonding capacity to undertake certain projects;
•our ability to accurately estimate the overall risks, requirements or costs when we bid on or negotiate contracts that are ultimately awarded to us;
•the cancellation of a significant number of contracts or our disqualification from bidding for new contracts;
•risks related to adverse weather conditions;
•our substantial indebtedness and the restrictions imposed on us by the terms thereof;
•our ability to maintain favorable relationships with third parties that supply us with equipment and essential supplies;
•our ability to retain key personnel and maintain satisfactory labor relations;
•property damage and other claims and insurance coverage issues;
•the outcome of litigation or disputes, including employment-related disputes, workers' compensation claims and breach of contract claims;
•risks related to our information technology systems and infrastructure, including cybersecurity incidents; and
•our ability to remediate the material weaknesses in internal control over financial reporting identified in preparing our financial statements for the fiscal years ended September 30, 2018 and September 30, 2017 and to subsequently maintain effective internal control over financial reporting.
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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

CONSTRUCTION PARTNERS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	June 30,	September 30,
	2019	2018
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$59,648	$99,137
Contracts receivable including retainage, net	134,709	120,291
Costs and estimated earnings in excess of billings on uncompleted contracts	14,043	9,334
Inventories	37,069	24,556
Prepaid expenses and other current assets	13,533	14,137
Total current assets	259,002	267,455

Property, plant and equipment, net	201,712	178,692
Goodwill	36,968	32,919
Intangible assets, net	3,091	3,735
Investment in joint venture	384	1,659
Other assets	6,292	10,270
Deferred income taxes, net	1,575	1,580
Total assets	$509,024	$496,310
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$65,232	$63,510
Billings in excess of costs and estimated earnings on uncompleted contracts	32,344	38,738
Current maturities of debt	14,771	14,773
Accrued expenses and other current liabilities	19,028	17,520
Total current liabilities	131,375	134,541
Long-term liabilities:
Long-term debt, net of current maturities	37,096	48,115
Deferred income taxes, net	8,749	8,890
Other long-term liabilities	5,621	5,295
Total long-term liabilities	51,466	62,300
Total liabilities	182,841	196,841
Commitments and contingencies
Stockholders' equity:
Preferred stock, par value $0.001; 10,000,000 shares authorized and no shares issued and outstanding at June 30, 2019 and September 30, 2018	—	—
Class A common stock, par value $0.001; 400,000,000 shares authorized, 32,442,545 issued and outstanding at June 30, 2019, and 11,950,000 issued and outstanding at September 30, 2018	32	12
Class B common stock, par value $0.001; 100,000,000 shares authorized, 22,162,369 issued and 19,239,417 outstanding at June 30, 2019, and 42,387,571 issued and 39,464,619 outstanding at September 30, 2018	22	42
Additional paid-in capital	242,639	242,493
Treasury stock, at cost, 2,922,952 shares of Class B common stock, par value $0.001	(15,603)	(15,603)
Retained earnings	99,093	72,525
Total stockholders' equity	326,183	299,469
Total liabilities and stockholders' equity	$509,024	$496,310

See notes to consolidated financial statements (unaudited).

CONSTRUCTION PARTNERS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(unaudited in thousands, except share and per share data)

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2019	2018	2019	2018
Revenues	$227,290	$195,075	$545,921	$464,395
Cost of revenues	189,198	165,606	466,900	398,379
Gross profit	38,092	29,469	79,021	66,016
General and administrative expenses	(15,968)	(14,788)	(45,170)	(40,572)
Settlement income	—	—	—	14,803
Gain on sale of equipment, net	58	86	1,085	1,117
Operating income	22,182	14,767	34,936	41,364
Interest expense, net	(615)	(406)	(1,509)	(956)
Other income (expense), net	190	15	296	(45)
Income before provision for income taxes and earnings from investment in joint venture	21,757	14,376	33,723	40,363
Provision for income taxes	4,941	1,409	8,080	5,382
Earnings from investment in joint venture	386	436	925	666
Net income	$17,202	$13,403	$26,568	$35,647

Net income per share attributable to common stockholders:
Basic	$0.33	$0.29	$0.52	$0.82
Diluted	$0.33	$0.29	$0.52	$0.81

Weighted average number of common shares outstanding:
Basic	51,414,619	46,557,785	51,414,619	43,648,309
Diluted	51,422,899	46,988,359	51,414,887	43,932,546

See notes to consolidated financial statements (unaudited).

CONSTRUCTION PARTNERS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(unaudited in thousands, except share data)

	Common Stock		Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Treasury Stock	Retained Earnings	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount
September 30, 2018	—	$—	11,950,000	$12	42,387,571	$42	$242,493	$(15,603)	$72,525	$299,469
Net income	—	—	—	—	—	—	—	—	5,154	5,154
December 31, 2018	—	—	11,950,000	12	42,387,571	42	242,493	(15,603)	77,679	304,623
Net income	—	—	—	—	—	—	—	—	4,212	4,212
March 31, 2019	—	—	11,950,000	12	42,387,571	42	242,493	(15,603)	81,891	308,835
Equity-based compensation expense	—	—	—	—	—	—	146	—	—	146
Issuance of stock grant awards	—	—	267,343	—	—	—	—	—	—	—
Conversion of Class B common stock to Class A common stock	—	—	20,225,202	20	(20,225,202)	(20)	—	—	—	—
Net income	—	—	—	—	—	—	—	—	17,202	17,202
June 30, 2019	—	$—	32,442,545	$32	22,162,369	$22	$242,639	$(15,603)	$99,093	$326,183

	Common Stock		Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Treasury Stock	Retained Earnings	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount
September 30, 2017	44,987,575	$45	—	$—	—	$—	$142,385	$(11,983)	$21,734	$152,181
Net income	—	—	—	—	—	—	—	—	10,996	10,996
December 31, 2017	44,987,575	45	—	—	—	—	142,385	(11,983)	32,730	163,177
Equity-based compensation expense	—	—	—	—	—	—	604	—	—	604
Issuance of restricted shares from treasury	—	—	—	—	—	—	(453)	458	—	5
Net income	—	—	—	—	—	—	—	—	11,248	11,248
March 31, 2018	44,987,575	45	—	—	—	—	142,536	(11,525)	43,978	175,034
Reclassification of common stock	(44,987,575)	(45)	—	—	44,987,571	45	—	—	—	—
Conversion of Class B common stock to Class A common stock	—	—	2,600,000	3	(2,600,000)	(3)	—	—	—	—
Initial public offering of Class A common stock, net of offering cost	—	—	9,350,000	9	—	—	98,000	—	—	98,009
Equity-based compensation expense	—	—	—	—	—	—	371	—	—	371
Cashless option exercise	—	—	—	—	—	—	1,586	(4,078)	—	(2,492)
Net income	—	—	—	—	—	—	—	—	13,403	13,403
June 30, 2018	—	$—	11,950,000	$12	42,387,571	$42	$242,493	$(15,603)	$57,381	$284,325

See notes to consolidated financial statements (unaudited).

CONSTRUCTION PARTNERS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited in thousands)

	For the Nine Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net income	$26,568	$35,647
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization of long-lived assets	22,698	17,929
Amortization of deferred debt issuance costs and debt discount	83	60
Provision for bad debt	421	435
Gain on sale of equipment, net	(1,085)	(1,117)
Equity-based compensation expense	146	975
Earnings from investment in joint venture	(925)	(666)
Deferred income taxes	(136)	(1,430)
Changes in operating assets and liabilities:
Contracts receivable including retainage, net	(14,839)	14,055
Costs and estimated earnings in excess of billings on uncompleted contracts	(4,709)	(6,128)
Inventories	(11,992)	(3,335)
Other current assets	604	(9,165)
Other assets	3,978	(12,079)
Accounts payable	1,722	(7,944)
Billings in excess of costs and estimated earnings on uncompleted contracts	(6,394)	2,823
Accrued expenses and other current liabilities	1,497	(6,048)
Other long-term liabilities	326	(352)
Net cash provided by operating activities, net of acquisitions	17,963	23,660
Cash flows from investing activities:
Purchases of property, plant and equipment	(31,744)	(33,460)
Proceeds from sale of equipment	2,898	2,889
Business acquisition, net of cash acquired	(8,854)	(51,319)
Acquisition of liquid asphalt terminal assets	(10,848)	—
Investment in joint venture	—	(400)
Distributions received from investment in joint venture	2,200	—
Net cash used in investing activities	(46,348)	(82,290)
Cash flows from financing activities:
Repayments on revolving credit facility	—	(5,000)
Proceeds from issuance of long-term debt, net of debt issuance costs and discount	—	21,917
Repayments of long-term debt	(11,104)	(8,665)
Proceeds from initial public offering of Class A common stock, net of offering costs	—	98,009
Proceeds from reissuance of treasury stock	—	5
Net cash (used in) provided by financing activities	(11,104)	106,266
Net change in cash and cash equivalents	(39,489)	47,636
Cash and cash equivalents:
Beginning of period	99,137	27,547
End of period	$59,648	$75,183

Supplemental cash flow information:
Cash paid for interest	$1,998	$1,578
Cash paid for income taxes	$3,232	$12,557
Non-cash items:
Property, plant and equipment financed with accounts payable	$332	$152

See notes to consolidated financial statements (unaudited).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Note 1 - General
Business Description
Construction Partners, Inc. (the "Company") is a leading infrastructure and road construction company operating in Alabama, Florida, Georgia, North Carolina and South Carolina through its wholly owned subsidiaries. The Company provides site development, paving, utility and drainage systems, as well as construction materials including hot mix asphalt ("HMA"), aggregates, ready-mix concrete and liquid asphalt. The Company executes projects for a mix of private, municipal, state, and federal customers that are both privately and publicly funded. The majority of the work is performed under fixed unit price contracts and, to a lesser extent, fixed total price contracts.
The Company was formed as a Delaware corporation in 2007 as a holding company for its wholly owned subsidiary, Construction Partners Holdings, Inc., a Delaware corporation ("CPHI"), which incorporated in 1999 and began operations in 2001 to execute an acquisition growth strategy in the hot mix asphalt paving and construction industry. SunTx Capital Partners ("SunTx"), a private equity firm based in Dallas, Texas, is the Company's majority investor and has owned a controlling interest in the Company's stock since the Company's inception.
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

Note 2 - Significant Accounting Policies
Basis of Presentation
The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation. These interim consolidated statements have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (the "SEC"), which permit reduced disclosure for interim periods. The Consolidated Balance Sheet as of September 30, 2018 was derived from audited financial statements for the fiscal year then ended, but does not include all necessary disclosures required by generally accepted accounting principles in the United States of America ("GAAP") with respect to annual financial statements. In the opinion of management, the unaudited consolidated financial statements include all recurring adjustments and normal accruals necessary for a fair presentation of the Company's financial position, results of operations and cash flows for the dates and periods presented. These consolidated financial statements and accompanying notes should be read in conjunction with the Company's audited annual consolidated financial statements and notes thereto included in its Annual Report on Form 10-K for the fiscal year ended September 30, 2018 (the "2018 Form 10-K"). Results for interim periods are not necessarily indicative of the results to be expected for a full fiscal year or for any future period.
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

Concentration of Risks
Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of contracts receivable including retainage. In the normal course of business, the Company provides credit to its customers and does not generally require collateral. Concentrations of credit risk associated with these receivables are monitored on an ongoing basis. The Company has not historically experienced significant credit losses, due primarily to management's assessment of customers' credit ratings. The Company principally deals with recurring customers, state and local governments and well-known local companies whose reputations are known to management. The Company performs credit checks for significant new customers and generally requires progress payments for significant projects. The Company generally has the ability to file liens against the property if payments are not made on a timely basis. No single customer accounted for more than 10% of the Company's contracts receivable including retainage, net balance at June 30, 2019 or September 30, 2018.
Projects performed for various Departments of Transportation accounted for 41.8% and 45.6% of consolidated revenues for the three months ended June 30, 2019 and 2018, respectively, and for 39.4% and 40.9% of consolidated revenues for the nine months ended June 30, 2019 and 2018, respectively. Customers that accounted for more than 10% of consolidated revenues during those periods are presented below:

	% of Consolidated Revenues
	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2019	2018	2019	2018
Alabama Department of Transportation	15.4%	17.0%	12.9%	14.8%
North Carolina Department of Transportation	13.9%	14.8%	13.4%	13.5%

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

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2019	2018	2019	2018
Private	$66,207	$56,293	$166,193	$148,525
Public	$161,083	$138,782	$379,728	$315,870

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
Revenues derived from the sale of HMA, aggregates, ready-mix concrete, and liquid asphalt are recognized at a point in time, which is when control of the product is transferred to the customer. Generally, that point in time is when the customer accepts delivery at its facility or receives product in its own transport vehicles from one of the Company's HMA plants. Upon purchase, the Company generally provides an invoice or similar document detailing the goods transferred to the customer. The Company generally offers payment terms customary in the industry, which typically require payment ranging from point-of-sale to 30 days following purchase.
Income Taxes
The provision for income taxes includes federal and state income taxes. Income taxes are accounted for under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial statement carrying values and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the fiscal years in which the temporary differences are expected to be reversed or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Management evaluates the realization of deferred tax assets and establishes a valuation allowance when it is more likely than not that all or a portion of the deferred tax assets will not be realized. Deferred tax assets and deferred tax liabilities are presented on a net basis by taxing authority and classified as non-current on the Consolidated Balance Sheets. The Company classifies income tax-related interest and penalties as interest expense and other expenses, respectively.

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

Note 3 - Accounting Standards
Recently Adopted Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASC 606"), which revises and consolidates current guidance, eliminates industry-specific revenue recognition guidance and establishes a comprehensive principle-based approach for determining revenue recognition. The core principle of the guidance is that an entity shall recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for providing those goods or services. Amendments of this update set forth a five-step revenue recognition model to be applied consistently to all contracts with customers, except those that are within the scope of other topics in the Accounting Standards Codification ("ASC"): (i) identify the contract with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract, and (v) recognize revenue when (or as) the entity satisfies a performance obligation. The update also provides guidance regarding the recognition of costs related to obtaining and fulfilling customer contracts. This update also requires quantitative and qualitative disclosures sufficient to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including disclosures on significant judgments made when applying the guidance. The FASB subsequently amended ASC 606 on multiple occasions to, among other things, delay its effective date and clarify certain implementation guidance.
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
Management adopted this update for the Company's fiscal year beginning October 1, 2018, using the modified retrospective approach. The adoption of ASC 606 on October 1, 2018 did not result in a material impact that required recognition of a cumulative adjustment of the opening retained earnings balance for contracts that still required performance at September 30, 2018. Application of ASC 606 for the nine months ended June 30, 2019 had the following impact on the Company's Consolidated Balance Sheet at June 30, 2019 and Consolidated Statements of Income for the three and nine months ended June 30, 2019 (in thousands):

	As Reported	Impact of ASC 606	Without Application of ASC 606
At June 30, 2019
Costs and estimated earnings in excess of billings on uncompleted contracts	$14,043	$(982)	$15,025
Inventories	37,069	1,205	35,864
Accrued expenses and other liabilities	19,028	(29)	19,057
Billings in excess of costs and estimated earnings on uncompleted contracts	$32,344	$338	$32,006

For the Three Months Ended June 30, 2019
Revenues	$227,290	$(343)	$227,633
Cost of revenues	189,198	311	188,887
Provision (benefit) for income taxes	4,941	9	4,932
Net income	$17,202	$(23)	$17,225

For the Nine Months Ended June 30, 2019
Revenues	$545,921	$(1,321)	$547,242
Cost of revenues	466,900	(1,205)	468,105
Provision (benefit) for income taxes	8,080	(29)	8,109
Net income	$26,568	$(87)	$26,655

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
Recently Issued Accounting Pronouncements
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which becomes effective for the Company on October 1, 2019. The standard requires that lessees present right-of-use assets and lease liabilities on the balance sheet. The Company’s implementation efforts are focused on accounting policy and disclosure updates and system enhancements required to meet the new standard. The Company is currently evaluating the impact of this new standard on its consolidated financial statements and related disclosures.

Note 4 - Business Acquisitions
Florida Acquisition
On February 26, 2019, a subsidiary of the Company executed an asset purchase agreement to acquire substantially all of the assets of an HMA and ready-mix concrete business located in Okeechobee, Florida. This transaction enables the Company to serve new markets in south central Florida through an expanded geographic presence in the state. The acquisition was accounted for as a business combination in accordance with ASC 805. The purchase price of $8.9 million was paid from cash on hand at closing on February 28, 2019.
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
The results of operations since the February 28, 2019 acquisition date attributable to this acquisition are included in the consolidated financial statements since the acquisition date and were not material to the Consolidated Statements of Income for the three or nine months ended June 30, 2019. Pro forma results of operations as if the acquisition had been consummated on October 1, 2017 would not be material to the Consolidated Statements of Income.
The Company recorded certain costs to effect the acquisition as they were incurred, which are reflected as general and administrative expenses on the Company's Consolidated Statements of Income in the amount of $0.1 million for the three and nine months ended June 30, 2019.
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
The Consolidated Statements of Income include $18.5 million of revenue and $2.3 million of net income attributable to operations of Scruggs for the three months ended June 30, 2019, and $53.2 million of revenue and $5.2 million of net income attributable to the operations of Scruggs for the nine months ended June 30, 2019. The following presents unaudited pro forma revenues and net income for the three and nine months ended June 30, 2018 as though the Scruggs Acquisition had occurred on October 1, 2016 (in thousands):

	For the Three Months Ended June 30, 2018	For the Nine Months Ended June 30, 2018

Pro forma revenues	$206,924	$519,735
Pro forma net income	$15,379	$40,653

Unaudited pro forma financial information is presented as if the operations of Scruggs had been included in the consolidated results of the Company and gives effect to transactions that are directly attributable to the Scruggs Acquisition, including adjustments to:
a.Include the pro forma results of operations of Scruggs for the three and nine months ended June 30, 2018.
b.Include additional depreciation and depletion expense related to the fair value of acquired property, plant and equipment and quarry reserves, as applicable, as if such assets were acquired on October 1, 2016 and the Company's depreciation and depletion methodologies were consistently applied to such assets.
c.Include interest expense under the Compass Term Loan, defined in Note 9 - Debt, as if the $22.0 million borrowed to partially finance the purchase price was borrowed on October 1, 2016. Interest expense calculations further assume that no principal payments were made applicable to the $22.0 million borrowed during the period from October 1, 2016 through June 30, 2018, and that the interest rate in effect on the date the Company made the additional $22.0 million borrowing on May 15, 2018 was in effect for the period from October 1, 2016 through June 30, 2018.
Unaudited pro forma information is presented for informational purposes only and may not be indicative of revenue or net income that have been achieved if the Scruggs Acquisition had occurred on October 1, 2016.

Note 5 - Contracts Receivable Including Retainage, net
Contracts receivable including retainage, net consisted of the following at June 30, 2019 and September 30, 2018 (in thousands):

	June 30, 2019	September 30, 2018
	(unaudited)
Contracts receivable	$117,046	$104,541
Retainage	19,182	16,848
	136,228	121,389
Allowance for doubtful accounts	(1,519)	(1,098)
Contracts receivable including retainage, net	$134,709	$120,291

Retainage receivables have been billed, but are not due until contract completion and acceptance by the customer.

Note 6 - Costs and Estimated Earnings on Uncompleted Contracts
Costs and estimated earnings compared to billings on uncompleted contracts at June 30, 2019 and September 30, 2018 consisted of the following (in thousands):

	June 30, 2019	September 30, 2018
	(unaudited)
Costs on uncompleted contracts	$913,628	$743,322
Estimated earnings to date on uncompleted contracts	123,914	95,155
	1,037,542	838,477
Billings to date on uncompleted contracts	(1,055,843)	(867,881)
Net billings in excess of costs and estimated earnings on uncompleted contracts	$(18,301)	$(29,404)

Significant changes to balances of costs and estimated earnings in excess of billings (contract asset) and billings in excess of costs and estimated earnings (contract liability) on uncompleted contracts from September 30, 2018 to June 30, 2019 are presented below (in thousands):

	Costs and Estimated Earnings in Excess of Billings on Uncompleted Contracts	Billings in Excess of Costs and Estimated Earnings on Uncompleted Contracts	Net Billings in Excess of Costs and Estimated Earnings on Uncompleted Contracts
September 30, 2018	$9,334	$(38,738)	$(29,404)
Changes in revenue billed, contract price or cost estimates	4,709	6,394	11,103
June 30, 2019 (unaudited)	$14,043	$(32,344)	$(18,301)

At June 30, 2019, the Company had unsatisfied or partially unsatisfied performance obligations under construction project contracts representing approximately $522 million in aggregate transaction price. The Company expects to earn revenue as it satisfies its performance obligations under those contracts in the amount of approximately $201 million during the remainder of the fiscal year ending September 30, 2019 and approximately $321 million thereafter.

Note 7 - Property, Plant and Equipment
Property, plant and equipment at June 30, 2019 and September 30, 2018 consisted of the following (in thousands):

	June 30, 2019	September 30, 2018
	(unaudited)
Construction equipment	$217,662	$190,420
Asphalt plants	82,855	79,563
Land and improvements	34,888	29,624
Quarry reserves	20,749	20,908
Buildings	14,248	12,416
Furniture and fixtures	4,588	4,422
Leasehold improvements	1,347	765
Total property, plant and equipment, gross	376,337	338,118
Accumulated depreciation, depletion and amortization	(175,660)	(160,795)
Construction in progress	1,035	1,369
Total property, plant and equipment, net	$201,712	$178,692

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
Depreciation, depletion and amortization expense related to property, plant and equipment was $7.8 million and $6.5 million for the three months ended June 30, 2019 and June 30, 2018, respectively, and $22.1 million and $17.6 million for the nine months ended June 30, 2019 and June 30, 2018, respectively.

Note 8 - Equity
At June 30, 2019 and September 30, 2018, the Company had authorized for issuance 10,000,000 shares of preferred stock, par value $0.001. No shares of preferred stock were issued and outstanding at June 30, 2019 or September 30, 2018.
Reclassification of Common Stock and Initial Public Offering
On April 23, 2018, the Company completed the Reclassification by amending and restating its certificate of incorporation to effectuate a dual class common stock structure consisting of Class A common stock and Class B common stock. As a result, each share of common stock, was reclassified into 25.2 shares of Class B common stock so that all holders of shares of outstanding common stock became the holders of 41,817,537 shares of Class B common stock, and shares held by the Company in treasury became 3,170,034 Class B treasury shares. All share and per share amounts have been retroactively adjusted for all periods presented to give effect to the Stock Split.
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
At June 30, 2019 and September 30, 2018, the Company had authorized for issuance 400,000,000 shares of Class A common stock, of which 32,442,545 were issued and outstanding at June 30, 2019, and 11,950,000 were issued and outstanding at September 30, 2018.
At June 30, 2019 and September 30, 2018, the Company had authorized for issuance 100,000,000 shares of Class B common stock, of which 22,162,369 were issued and 19,239,417 were outstanding at June 30, 2019, and 42,387,571 were issued and 39,464,619 were outstanding at September 30, 2018. At June 30, 2019 and September 30, 2018, the Company held 2,922,952 Class B shares in treasury, at an average cost of $5.34 per share.
Conversion of Class B common stock to Class A common stock
During the three months ended June 30, 2019, certain stockholders of the Company converted a total of 20,225,202 shares of the Company's Class B common stock, on a one-for-one basis, into shares of the Company's Class A common stock. Following the conversion, there were 32,442,545 shares of Class A common stock and 19,239,417 shares of Class B common stock outstanding.
Grant of Restricted Shares of Class A common stock
As described in Note 14 – Equity-Based Compensation, during the three months ended June 30, 2019, the Company awarded a total of 267,343 restricted shares of Class A common stock to its non-employee directors under the Construction Partners, Inc. 2018 Equity Incentive Plan (as amended, the "Equity Incentive Plan").
Amendment to the Equity Incentive Plan

On May 24, 2019, the Compensation Committee of the Company’s Board of Directors (the “Board”) adopted an amendment (the “Amendment”) to the Equity Incentive Plan relating to exceptions from the Equity Incentive Plan’s $750,000 limit on the aggregate dollar value of equity-based awards granted during any calendar year to a non-employee director. Prior to the adoption of the Amendment, the limit could be multiplied by two with respect to awards granted in the calendar year in which a non-employee director first joined the Board. The Amendment changed the period within which the aggregate value of equity-based awards may be multiplied by two to be the calendar year in which a non-employee director is first granted equity-based awards under the Equity Incentive Plan.

Note 9 - Debt
The Company maintains various credit facilities from time to time to finance acquisitions, the purchase of real estate, construction equipment, asphalt plants and other fixed assets, and for general working capital purposes. This includes, among other things, a credit agreement with BBVA Compass Bank (formerly known as Compass Bank) as agent, sole lead arranger and sole book runner (as amended, the "Compass Credit Agreement") providing for a $72.0 million term loan (the "Compass Term Loan") and a $30.0 million revolving credit facility (the "Compass Revolving Credit Facility"). Debt at June 30, 2019 and September 30, 2018 consisted of the following (in thousands):

	June 30,	September 30,
	2019	2018
	(unaudited)
Long-term debt:
Compass Term Loan	$46,500	$57,300
Compass Revolving Credit Facility	5,000	5,000
Other long-term debt	661	964
Total long-term debt	52,161	63,264
Deferred debt issuance costs	(288)	(362)
Debt discount	(6)	(14)
Current maturities of long-term debt	(14,771)	(14,773)
Long-term debt, net of current maturities	$37,096	$48,115

Note 10 - Earnings Per Share
As described in Note 8 - Equity, the Company completed an IPO and Reclassification of common stock during the third quarter of the fiscal year ended September 30, 2018.
As described in Note 2 - Significant Accounting Policies, Earnings Per Share, diluted earnings per share is calculated by dividing net income attributable to common stockholders by the basic weighted average number of common shares outstanding and potential dilutive common shares determined using the treasury method, as applicable for the respective periods. Securities that are anti-dilutive are not included in the calculation of diluted earnings per share.
The following table summarizes the weighted-average number of basic and diluted common shares outstanding and the calculation of basic and diluted earnings per share for the periods presented (in thousands, except share and per share amounts):

Basic
	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2019	2018	2019	2018
Numerator
Net income attributable to common stockholders	$17,202	$13,403	$26,568	$35,647
Denominator
Weighted average number of common shares outstanding, basic	51,414,619	46,557,785	51,414,619	43,648,309
Net income per common share attributable to common shareholders, basic	$0.33	$0.29	$0.52	$0.82

Diluted
	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2019	2018	2019	2018
Numerator
Net income attributable to common stockholders	$17,202	$13,403	$26,568	$35,647
Denominator
Weighted average number of common shares outstanding, basic	51,414,619	46,557,785	51,414,619	43,648,309
Effect of dilutive securities:
2010 Non-Plan Stock Options	—	387,892	—	271,163
2018 Restricted Stock Grants	—	42,682	—	13,074
2019 Restricted Stock Grants	8,280	—	268	—
Weighted average number of common shares outstanding, diluted	51,422,899	46,988,359	51,414,887	43,932,546
Net income per common share attributable to common stockholders, diluted	$0.33	$0.29	$0.52	$0.81

Note 11 - Provision for Income Taxes
The Company files a consolidated United States income tax return and income tax returns in various states. Management evaluated the Company's tax positions at June 30, 2019, based on appropriate provisions of applicable enacted tax laws and regulations, and believes that they are supportable based on their specific technical merits and the facts and circumstances of the respective transactions.
On December 22, 2017, the United States government enacted comprehensive tax legislation known as the Tax Cuts and Jobs Act (the "Tax Act"). The Tax Act included broad and complex changes to the United States tax code, including a reduction in the United States federal corporate income tax rate from 35.0% to 21.0% effective January 1, 2018. For periods during the fiscal year ended September 30, 2018, the Company recorded its income tax provision based on a blended U.S. statutory rate of 24.5%, which is based on a prorated applicable tax rate before and after the effective date of the Tax Act, and the applicable state income taxes.
During the nine months ended June 30, 2018, the Company recorded a provisional discrete tax benefit of $4.4 million related to the Tax Act, primarily related to an adjustment of its United States deferred tax liabilities by the same amount, reflecting the reduction in the United States federal corporate income tax rate. This net reduction in deferred tax liabilities also included the estimated impact on the Company's net state deferred tax assets. The Company completed its accounting for the income tax effects of the Tax Act during the fourth quarter of its fiscal year ended September 30, 2018.
The Company's effective tax rate for the three months ended June 30, 2019 and June 30, 2018 was 22.3% and 9.5%, respectively. The lower effective tax rate for the three months ended June 30, 2018 compared to the three months ended June 30, 2019 was primarily due to the benefit of a tax credit recorded during the three months ended June 30, 2018 related to the enactment of the Tax Act. The Company's effective tax rate for the nine months ended June 30, 2019 and June 30, 2018 was 23.3% and 13.1%, respectively. The lower effective tax rate for the nine months ended June 30, 2018 compared to the nine months ended June 30, 2019 was primarily due to the benefit of the tax credit recorded during the nine months ended June 30, 2018 related to the enactment of the Tax Act.

Note 12 - Related Parties
On December 31, 2017, the Company sold an indirect wholly owned subsidiary to an immediate family member of a Senior Vice President of the Company ("Purchaser of subsidiary") in consideration for an interest-bearing note receivable in the amount of $0.9 million, which approximated the net book value of the disposed entity. At June 30, 2019, $0.1 million and $0.8 million was reflected on the Company's Consolidated Balance Sheet within other current assets and other assets, respectively, representing the remaining balances on this note receivable. In connection with this transaction, the Company also received an interest-bearing note receivable from the disposed entity ("Disposed entity") on December 31, 2017 in the amount of $1.0 million representing certain accounts payable of the Disposed entity that were paid by the Company. At June 30, 2019, $0.1 million and $0.9 million was reflected on the Company's Consolidated Balance Sheet within other current assets and other assets, respectively, representing the remaining balances on this note receivable. Remaining principal and interest payments are scheduled to be made in periodic installments during fiscal year 2019 through fiscal year 2026.
From time to time, the Company conducts or has conducted business with the following related parties:
•Entities owned by immediate family members of a Senior Vice President of the Company perform subcontract work for a subsidiary of the Company, including trucking and grading services ("Subcontracting Services").
•From time to time, a subsidiary of the Company provides construction services to various companies owned by family members of a Senior Vice President of the Company ("Construction Services").
•For periodic corporate events, the Company has chartered a boat from Deep South Adventures, LLC, which is owned by a Senior Vice President of the Company.
•The Company rents and purchases vehicles from an entity owned by a family member of a Senior Vice President of the Company ("Vehicles").
•Family members of a Senior Vice President of the Company provide consulting services to a subsidiary of the Company ("Consulting Services").
•A law firm previously owned by a family member of a Senior Vice President of the Company provided legal services to a subsidiary of the Company ("Legal Services").
•A subsidiary of the Company leases office space for its Dothan, Alabama office from H&K, Ltd. ("H&K"), an entity partially owned by a Senior Vice President of the Company. The office space was originally leased through early 2020, but the subsidiary terminated the lease in June 2019 and paid $15,000 to H&K as consideration for the early termination. Under the lease agreement, the Company paid a fixed minimum rent per month.
•A subsidiary of the Company leased office space for its Montgomery, Alabama office from H&A Properties LLC ("H&A"), an entity partially owned by two Senior Vice Presidents of the Company. Under the lease agreement, the Company paid a fixed minimum rent per month. In September 2018, the subsidiary purchased this office from H&A for $0.5 million.
•On June 1, 2014, the Company entered into an access agreement with Island Pond Corporate Services, LLC ("Island Pond"), which provides a location for the Company to conduct business development activities from time to time on a property owned by the Executive Chairman of the Company's Board of Directors.
•The Company is party to a management services agreement with SunTx, under which the Company pays SunTx $0.25 million per fiscal quarter and reimburses certain travel and other out-of-pocket expenses.

The following table presents revenues earned and expenses incurred by the Company during the three and nine months ended June 30, 2019 and June 30, 2018, if and to the extent the Company engaged in transactions with the parties described above during the respective periods, and accounts receivable and accounts payable balances at June 30, 2019 and September 30, 2018, related to transactions with such parties (in thousands):

	Revenue Earned (Expense Incurred)				Accounts Receivable (Payable)
	For the Three Months Ended June 30,		For the Nine Months Ended June 30,		June 30,	September 30,
	2019	2018	2019	2018	2019	2018
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Purchaser of subsidiary	$—	$—	$—	$—	$876	$850
Disposed entity	$—	$—	$—	$—	$966	$937
Subcontracting Services (1)	$(7,195)	$(4,321)	$(13,561)	$(8,687)	$(1,724)	$(790)
Construction Services	$1,609	$57	$2,783	$1,633	$4,350	$2,863
Deep South Adventures, LLC (2)	$—	$—	$—	$(33)	$—	$—
Vehicles (2)	$(496)	$(288)	$(1,128)	$(864)	$—	$—
Consulting Services (2)	$(64)	$(87)	$(198)	$(203)	$—	$—
Legal Services (2)	$—	$—	$—	$(58)	$—	$—
H&K (2)	$(36)	$(21)	$(78)	$(63)	$—	$—
H&A (2)	$—	$(17)	$—	$(51)	$—	$—
Island Pond (2)	$(80)	$(80)	$(240)	$(240)	$—	$—
SunTx (2)	$(316)	$(468)	$(957)	$(1,119)	$—	$—

(1) Cost is reflected as cost of revenues on the Company's Consolidated Statements of Income.
(2) Cost is reflected as general and administrative expenses on the Company's Consolidated Statements of Income.

Note 13 - Settlement Agreement
On April 19, 2018, certain of the Company's subsidiaries entered into settlement agreements with a third party, pursuant to which they will receive aggregate net payments of approximately $15.7 million. These agreements provided for the payments to be made in four equal installments between January 2019 and July 2020, in exchange for releasing and waiving all current and future claims against the third party relating to a business interruption event that occurred more than five years ago that did not directly relate to the Company's business and that has not, and is not expected to, recur (the "Settlement"). The Company recorded a pre-tax gain of $14.8 million during the nine months ended June 30, 2018 related to the Settlement. The subsidiaries received the first installment payments in the total amount of $3.9 million in January 2019. Future payments are reflected on the Consolidated Balance Sheet at June 30, 2019 as other current assets and other assets in the amount of $7.9 million and $3.7 million, respectively.

Note 14 - Equity-Based Compensation
During the three months and nine months ended June 30, 2019, the Company awarded a total of 267,343 restricted shares of Class A common stock to its non-employee directors under the Equity Incentive Plan in lieu of any cash compensation. The grants are classified as equity awards. The aggregate grant date fair value of these restricted stock grants was $3.4 million. The grants will vest as to two-thirds of the underlying shares on January 1, 2021 and as to the remaining one-third of the underlying shares on January 1, 2022.

During the three months and nine months ended June 30, 2019, the Company recorded compensation expense in connection with these grants in the amount of $0.1 million, which is reflected as general and administrative expenses in the Company’s Consolidated Statements of Income.

Note 15 - Subsequent Events
Alabama Acquisition
On July 12, 2019, a subsidiary of the Company acquired substantially all of the assets of an HMA manufacturing plant and paving company located near Gadsden, Alabama. The acquired business is expected to benefit from geographic synergies resulting from its proximity to the Company’s current operations in northeast Alabama, including an aggregates quarry. The acquisition was accounted for as a business combination in accordance with ASC 805. The purchase price of $5.0 million was paid from cash on hand at closing.
The provisional allocation of the purchase price to assets acquired and liabilities assumed, based on their estimated fair values at the acquisition date, was determined in accordance with the methodology described under Fair Value Measurements in Note 3 to the Company's audited financial statements for the fiscal year ended September 30, 2018, as set forth in the 2018 Form 10-K. The amounts allocated were not material to the Company's Consolidated Balance Sheet. The purchase price exceeding the net fair value of identifiable assets acquired and liabilities assumed was recorded as goodwill in the amount of $2.4 million, which is deductible for income tax purposes. Goodwill primarily represents the assembled workforce and synergies expected to result from the acquisition. Upon finalizing the accounting for this transaction, management expects to ascribe value to other identifiable intangible assets, including customer relationships and customer backlog, which will reduce the amount allocated to goodwill.
Conversion of Class B common stock to Class A common stock
Subsequent to June 30, 2019, a stockholder of the Company converted a total of 125,000 shares of the Company's Class B common stock, on a one-for-one basis, into shares of the Company's Class A common stock. Following the conversion, there were 32,567,545 shares of Class A common stock and 19,114,417 shares of Class B common stock outstanding.

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
How We Assess Performance of Our Business
Revenues
We derive our revenues predominantly from providing construction products and services for both public and private infrastructure projects, with an emphasis on highways, roads, bridges, airports and commercial and residential developments. Our projects represent a mix of federal, state, municipal and private customers. We also generate revenues from the sale of HMA, aggregates, ready-mix concrete and liquid asphalt to customers. Revenues derived from projects are recognized over a period of time on the percentage-of-completion basis, measured by the relationship of total cost incurred compared to total estimated contract costs (cost-to-cost method). Changes in job performance, job conditions and estimated profitability, including those arising from contract penalty provisions and final contract settlements, may result in revisions to estimated costs and income, and are recognized in the period in which the revisions are determined. Revenues generated from the sale of HMA, aggregates, ready-mix concrete, and liquid asphalt are recognized at the point in time when risks associated with ownership have passed to the customer.

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

The following table presents a reconciliation of net income, the most directly comparable measure calculated in accordance with GAAP, to Adjusted EBITDA, and the calculation of Adjusted EBITDA Margin for each of the periods presented (in thousands, except percentages):

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2019	2018	2019	2018
Net income	$17,202	$13,403	$26,568	$35,647
Interest expense, net	615	406	1,509	956
Provision for income taxes	4,941	1,409	8,080	5,382
Depreciation, depletion and amortization of long-lived assets	8,059	6,621	22,698	17,929
Equity-based compensation expense	146	371	146	975
Settlement income (1)	—	—	—	(14,803)
Management fees and expenses (2)	316	468	957	1,119
Adjusted EBITDA	$31,279	$22,678	$59,958	$47,205
Revenues	$227,290	$195,075	$545,921	$464,395
Adjusted EBITDA Margin	13.8%	11.6%	11.0%	10.2%
(1) Represents pre-tax income recognized in connection with the Settlement.
(2) Reflects fees and reimbursement of certain travel expenses under a management services agreement with SunTx (see Note 12)
Results of Operations
Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018
The following table sets forth selected financial data for the three months ended June 30, 2019 and June 30, 2018 (in thousands, except percentages):

					Change from the Three Months Ended June 30, 2018
	For the Three Months Ended June 30,
					to the Three Months Ended June 30, 2019
	2019		2018
	Dollars	% of Revenues	Dollars	% of Revenues	$ Change	% Change
Revenues	$227,290	100.0%	$195,075	100.0%	$32,215	16.5%
Cost of revenues	189,198	83.2%	165,606	84.9%	23,592	14.2%
Gross profit	38,092	16.8%	29,469	15.1%	8,623	29.3%
General and administrative expenses	(15,968)	(7.0)%	(14,788)	(7.5)%	(1,180)	8.0%
Settlement income	—	—%	—	—%	—	N/A
Gain on sale of equipment, net	58	—%	86	—%	(28)	(32.6)%
Operating income	22,182	9.8%	14,767	7.6%	7,415	50.2%
Interest expense, net	(615)	(0.3)%	(406)	(0.2)%	(209)	51.5%
Other income (expense), net	190	0.1%	15	—%	175	1166.7%
Income before provision for income taxes and earnings from investment in joint venture	21,757	9.6%	14,376	7.4%	7,381	51.3%
Provision for income taxes	4,941	2.2%	1,409	0.7%	3,532	250.7%
Earnings from investment in joint venture	386	0.2%	436	0.2%	(50)	N/A
Net income	$17,202	7.6%	$13,403	6.9%	$3,799	28.3%
Adjusted EBITDA	$31,279	13.8%	$22,678	11.6%	$8,601	37.9%

Revenues. Revenues for the three months ended June 30, 2019 increased $32.2 million, or 16.5%, to $227.3 million from $195.1 million for the three months ended June 30, 2018. Revenues in our existing markets increased approximately $21.3 million as a result of growing demand in both the private and public sectors. The increase also included approximately $10.9 million of revenues attributable to acquisitions completed during or subsequent to the quarter ended June 30, 2018.
Gross Profit. Gross profit for the three months ended June 30, 2019 increased $8.6 million, or 29.3%, to $38.1 million from $29.5 million for the three months ended June 30, 2018. The increase in gross profit was the result of an increase in revenue as discussed above and an increase in gross profit margin to 16.8% for the three months ended June 30, 2019 from 15.1% for the three months ended June 30, 2018. The higher gross profit margin was primarily a result of increased HMA production and equipment utilization, resulting in an increase of fixed cost absorption during the three months ended June 30, 2019 compared to the three months ended June 30, 2018.
General and Administrative Expenses. General and administrative expenses include costs related to our operational offices that are not allocated to direct contract costs and expenses related to our corporate offices. General and administrative expenses for the three months ended June 30, 2019 increased $1.2 million, or 8.0%, to $16.0 million from $14.8 million for the three months ended June 30, 2018. The increase was primarily due to (i) $0.5 million of expenses attributable to acquisitions completed during or subsequent to the quarter ended June 30, 2018 and (ii) a $0.7 million increase in the cost of professional services and insurance, reflecting our growth and increased regulatory and reporting requirements as a public company. General and administrative expense as a percentage of revenue declined 0.5%.
Interest Expense, Net. Interest expense, net for the three months ended June 30, 2019 increased $0.2 million to $0.6 million compared to $0.4 million for the three months ended June 30, 2018. The increase in interest expense, net reflects a $0.3 million increase in interest expense, partially offset by a $0.1 million increase in interest income. The increase in interest expense, net was due to an increase in interest rates on a lower average principal debt balance outstanding and a decrease in the fair value of interest rate swaps resulting in a $0.2 million charge to interest expense during the three months ended June 30, 2019 that we did not have during the three months ended June 30, 2018. The increase in interest income was due to a higher average cash balance during the three months ended June 30, 2019, resulting from proceeds attributable to our IPO, which occurred during the quarter ended June 30, 2018.
Provision for Income Taxes. Our effective tax rate increased to 22.3% for the three months ended June 30, 2019, from 9.5% for the three months ended June 30, 2018. The Tax Act, which was effective January 1, 2018, included broad and complex changes to the United States tax code, including a reduction in the United States federal corporate income tax rate from 35.0% to 21.0%. As a result of this change, the Company recorded its income tax provision for the three months ended June 30, 2018 based on a blended U.S. statutory rate of 24.5%, which represents prorated applicable tax rates before and after the effective date of the Tax Act and the effect of applicable state income taxes. The effective tax rate for the three months ended June 30, 2019 reflects a federal income tax provision based on the United States statutory tax rate of 21.0% and the effect of applicable state income taxes. The effects of the higher blended U.S. statutory tax rate of 24.5% for the three months ended June 30, 2018 compared to the U.S. statutory tax rate of 21% for the three months ended June 30, 2019 was offset by (i) a $0.9 provisional discrete tax benefit related to the Tax Act, primarily an adjustment in our U.S. deferred tax liabilities by the same amount and (ii) a $1.3 million permanent tax benefit resulting from the deduction of the excess of fair market value over the exercise price of options exercised during the period. No such tax benefits were applicable to the three months ended June 30, 2019.
Earnings from Investment in Joint Venture. During the three months ended June 30, 2019 and the three months ended June 30, 2018, we earned $0.4 million of pre-tax income from our 50% interest in the earnings of a joint venture that we entered into with a third party in November 2017 for the sole purpose of performing a construction project for the Alabama Department of Transportation.
Net Income. Net income increased $3.8 million, or 28.3%, to $17.2 million for the three months ended June 30, 2019, compared to $13.4 million for the three months ended June 30, 2018. This increase in net income was a result of the higher gross profit in the three months ended June 30, 2019 compared to the three months ended June 30, 2018. This increase was partially offset by the increase in general and administrative expense and an increase in the effective income tax rate during the three months ended June 30, 2019, all as described above.
Adjusted EBITDA and Adjusted EBITDA Margin. Adjusted EBITDA and Adjusted EBITDA Margin were $31.3 million and 13.8%, respectively, for the three months ended June 30, 2019, compared to $22.7 million and 11.6%, respectively, for the three months ended June 30, 2018. The increase in Adjusted EBITDA for the three months ended June 30, 2019 compared to the three months ended June 30, 2018 was the result of higher gross profit and depreciation, depletion and amortization of long-lived assets, partially offset by an increase in general and administrative expenses. The higher Adjusted EBITDA Margin was a result of a higher gross profit percentage and lower general and administrative expenses percentage for the three months ended June 30, 2019. See the description of Adjusted EBITDA and Adjusted EBITDA Margin, as well as a reconciliation of Adjusted EBITDA to net income, under the heading “How We Assess Performance of Our Business”.

Nine Months Ended June 30, 2019 Compared to Nine Months Ended June 30, 2018
The following table sets forth selected financial data for the nine months ended June 30, 2019 and June 30, 2018 (in thousands, except percentages):

					Change from the Nine Months Ended June 30, 2018
	For the Nine Months Ended June 30,
					to the Nine Months Ended June 30, 2019
	2019		2018
	Dollars	% of Revenues	Dollars	% of Revenues	$ Change	% Change
Revenues	$545,921	100.0%	$464,395	100.0%	$81,526	17.6%
Cost of revenues	466,900	85.5%	398,379	85.8%	68,521	17.2%
Gross profit	79,021	14.5%	66,016	14.2%	13,005	19.7%
General and administrative expenses	(45,170)	(8.4)%	(40,572)	(8.7)%	(4,598)	11.3%
Settlement income	—	—%	14,803	3.2%	(14,803)	N/A
Gain on sale of equipment, net	1,085	0.2%	1,117	0.2%	(32)	(2.9)%
Operating income	34,936	6.3%	41,364	8.9%	(6,428)	(15.5)%
Interest expense, net	(1,509)	(0.3)%	(956)	(0.2)%	(553)	57.8%
Other income (expense), net	296	0.2%	(45)	—%	341	(757.8)%
Income before provision for income taxes and earnings from investment in joint venture	33,723	6.2%	40,363	8.7%	(6,640)	(16.5)%
Provision for income taxes	8,080	1.5%	5,382	1.2%	2,698	50.1%
Earnings from investment in joint venture	925	0.2%	666	0.2%	259	N/A
Net income	$26,568	4.9%	$35,647	7.7%	$(9,079)	(25.5)%
Adjusted EBITDA	$59,958	11.0%	$47,205	10.2%	$12,753	27.0%

Revenues. Revenues for the nine months ended June 30, 2019 increased $81.5 million, or 17.6%, to $545.9 million from $464.4 million for the nine months ended June 30, 2018. Revenues in our existing markets increased approximately $34.9 million as a result of growing demand in both the private and public sectors. The increase also included approximately $46.6 million of revenues attributable to acquisitions that we completed during or subsequent to the quarter ended June 30, 2018.
Gross Profit. Gross profit for the nine months ended June 30, 2019 increased $13.0 million, or 19.7%, to $79.0 million from $66.0 million for the nine months ended June 30, 2018. The higher gross profit was the result of the 17.6% increase in revenues and an increase in gross profit margin to 14.5% for the nine months ended June 30, 2019 from 14.2% for the nine months ended June 30, 2018.
General and Administrative Expenses. General and administrative expenses for the nine months ended June 30, 2019 increased $4.6 million, or 11.3%, to $45.2 million from $40.6 million for the nine months ended June 30, 2018. The increase in general and administrative expenses for the nine months ended June 30, 2019 compared to the nine months ended June 30, 2018 was primarily the result of (i) $2.3 million in overhead expense attributable to acquisitions, that we completed during or subsequent to June 30, 2018, and (ii) an increase in the cost of professional services and insurance, reflecting our growth and increased reporting and regulatory requirements as a public company. General and administrative expenses as a percentage of revenue declined 0.3%.
Interest Expense, Net. Interest expense, net for the nine months ended June 30, 2019 increased $0.6 million, or 57.8%, to $1.5 million compared to $1.0 million for the nine months ended June 30, 2018. The increase in interest expense, net reflects a $1.4 million increase in interest expense, partially offset by a $0.8 million increase in interest income. The increase in interest expense was due to an increase in the average principal debt balance outstanding to $59.5 million for the nine months ended June 30, 2019 from $55.7 million for the nine months ended June 30, 2018, and an increase in interest rates. During the nine months ended June 30, 2019, the change in the fair value of our interest rate swaps resulted in a $0.5 million charge to interest expense compared to a $0.3 million credit during the nine months ended June 30, 2018. The increase in interest income was due to a higher average cash balance during the three months ended June 30, 2019, resulting from proceeds attributable to our IPO, which occurred in May 2018.

Provision for Income Taxes. Our effective tax rate increased to 23.3% for the nine months ended June 30, 2019, from 13.1% for the nine months ended June 30, 2018. The Tax Act, which was effective January 1, 2018, included broad and complex changes to the United States tax code, including a reduction in the United States federal corporate income tax rate from 35.0% to 21.0%. As a result of this change, the Company recorded its income tax provision for the nine months ended June 30, 2018 based on a blended U.S. statutory rate of 24.5%, which represents prorated applicable tax rates before and after the effective date of the Tax Act and the effect of applicable state income taxes. The effective tax rate for the nine months ended June 30, 2019 reflects a federal income tax provision based on the U.S. statutory tax rate of 21.0% and the effect of applicable state income taxes. The effects of the higher blended U.S. statutory tax rate of 24.5% for the nine months ended June 30, 2018 compared U.S. statutory tax rate of 21% for the nine months ended June 30, 2019 was offset by (i) a $4.4 million provisional discrete tax benefit related to the Tax Act, primarily due to an adjustment in our U.S. deferred tax liabilities by the same amount and (ii) a $1.3 million permanent tax benefit resulting from the deduction of the excess of fair market value over the exercise price of options exercised during the period. No such tax benefits were applicable to the nine months ended June 30, 2019. We completed our accounting for the income tax effects of the Tax Act in subsequent periods during fiscal 2018, resulting in a discrete tax benefit of $4.6 million for the full fiscal year. This net reduction in deferred tax liabilities also included the estimated impact on the Company's net state deferred tax assets.
Earnings from Investment in Joint Venture. During the nine months ended June 30, 2019 and the nine months ended June 30, 2018, we earned $0.9 million and $0.7 million, respectively, of pre-tax income from our 50% interest in the earnings of a joint venture that we entered into with a third party in November 2017 for the sole purpose of performing a construction project for the Alabama Department of Transportation.
Net Income. Net income decreased $9.1 million, or 25.5%, to $26.6 million for the nine months ended June 30, 2019, compared to $35.6 million for the nine months ended June 30, 2018. This decrease in net income was a result of (i) the $10.6 million settlement income, net of tax, recognized during the nine months ended June 30, 2018, (ii) higher general and administrative expenses and (iii) an increase in the effective income tax rate during the nine months ended June 30, 2019 compared to the nine months ended June 30, 2018. The decrease was partially offset by an increase in gross profit as described above.
Adjusted EBITDA and Adjusted EBITDA Margin. Adjusted EBITDA and Adjusted EBITDA Margin were $60.0 million and 11.0%, respectively, for the nine months ended June 30, 2019, compared to $47.2 million and 10.2%, respectively, for the nine months ended June 30, 2018. The increase in Adjusted EBITDA for the nine months ended June 30, 2019 compared to the nine months ended June 30, 2018 was the result of higher gross profit and depreciation, depletion and amortization of long-lived assets, partially offset by an increase in general and administrative expenses. See the description of Adjusted EBITDA and Adjusted EBITDA Margin, as well as a reconciliation of Adjusted EBITDA to net income, under the heading "How We Assess Performance of Our Business".
Inflation and Price Changes
Inflation had an immaterial impact on our results of operations for the nine months ended June 30, 2019 and 2018 due to relatively low inflation in the United States in recent years and our ability to recover increasing costs by obtaining higher prices for our products, including sale price escalator clauses in most of our public construction contracts. Inflation risk varies with the level of activity in our industry, the number, size and strength of competitors and the availability of products to supply a local market.
Liquidity and Capital Resources
Cash Flows Analysis
The following table sets forth our cash flows for the periods indicated (in thousands):

	For the Nine Months Ended June 30,
	2019	2018
Net cash provided by operating activities, net of acquisition	$17,963	$23,660
Net cash used in investing activities	(46,348)	(82,290)
Net cash (used in) provided by financing activities	(11,104)	106,266
Net change in cash and cash equivalents	$(39,489)	$47,636

Operating Activities
Cash provided by operating activities was $18.0 million for the nine months ended June 30, 2019, a decrease of $5.7 million compared to $23.7 million for the nine months ended June 30, 2018. The decrease was primarily due to a $9.1 million decrease in net income for the nine months ended June 30, 2019 compared to the nine months ended June 30, 2018 and a $1.6 million reduction in changes in operating assets and liabilities, partially offset by a $4.8 million increase in depreciation, depletion and amortization of long-lived assets for those same periods.
The $1.6 million decrease in changes in operating assets and liabilities for the nine months ended June 30, 2019 compared to the nine months ended June 30, 2018 was primarily a result of (i) a $28.9 million increase in contracts receivable due to higher overall revenue and the normal fluctuations resulting from the timing of processing transactions in our accounts receivable cycle, (ii) a $16.1 million decrease in other assets, primarily as a result of the recognition of a $11.0 million receivable in connection with settlement income during the nine months ended June 30, 2018 and a $3.9 million payment received in connection with settlement income during the nine months ended June 30, 2019, (iii) a $9.8 million increase in other current assets, primarily due to recognition of the $3.9 million current portion of the settlement income and a $3.3 million increase in prepaid insurances and taxes, (iv) an $8.7 million increase in inventories, primarily related to operations of the liquid asphalt terminal that we acquired during the nine months ended June 30, 2019 and (v) a $9.7 million decrease in accounts payable due to normal fluctuations in the timing of processing transactions in our accounts payable cycle.
Investing Activities
Cash used in investing activities was $46.3 million for the nine months ended June 30, 2019 compared to $82.3 million for the nine months ended June 30, 2018. The decrease was primarily the result of $10.9 million used in the acquisition of liquid asphalt terminal assets and $8.9 million used in the acquisition of a business during the nine months ended June 30, 2019 compared to $51.3 million used in the acquisition of a business during the nine months ended June 30, 2018. The decrease was partially offset by a $1.7 million reduction in our investment in property, plant and equipment and a $2.2 million distribution received from an investment in a joint venture during the nine months ended June 30, 2019.
Financing Activities
Cash used in financing activities was $11.1 million for the nine months ended June 30, 2019 compared to $106.3 million during the nine months ended June 30, 2018. The change was primarily due to (i) $98.0 million of proceeds, net of offering costs, from the issuance of Class A common stock in connection with our IPO in May 2018 and (ii) a $22.0 million term loan borrowing in connection with the Scruggs Acquisition during the nine months ended June 30, 2018.
Compass Credit Agreement
On June 30, 2017, CPHI, our wholly owned subsidiary, entered into the Compass Credit Agreement, providing for the $50.0 million Compass Term Loan and the $30.0 million Compass Revolving Credit Facility. In connection with the Scruggs Acquisition, we amended the Compass Credit Agreement on May 15, 2018 and borrowed an additional $22.0 million under the Compass Term Loan to fund a portion of the purchase price. The principal amount of the Compass Term Loan, including the additional borrowing, must be paid in quarterly installments of $3.6 million. All amounts borrowed under the Compass Credit Agreement mature on July 1, 2022.
CPHI’s obligations under the Compass Credit Agreement are guaranteed by the Company and all of CPHI's direct and indirect subsidiaries and are secured by first priority security interests in substantially all of the Company's assets.
At June 30, 2019 and September 30, 2018, the interest rate on outstanding borrowings under the Compass Term Loan and Compass Revolving Credit Facility was 4.402% and 4.242%, respectively. At June 30, 2019 and September 30, 2018, we had availability of approximately $14.4 million and $14.0 million, respectively, under the Compass Revolving Credit Facility, including reduction for outstanding letters of credit. In order to hedge against changes in interest rates, on June 30, 2017, we entered into an amortizing $25.0 million notional interest rate swap agreement applicable to outstanding debt under the Compass Term Loan, under which we pay a fixed percentage rate of 2.015% and receive a credit based on the applicable LIBOR rate. In connection with the amendment to the Compass Credit Agreement and the additional borrowing on May 15, 2018, we entered into an additional $11.0 million notional interest rate swap agreement applicable to the $22.0 million of additional debt under the Compass Term Loan. Under this additional swap agreement, we pay a fixed percentage rate of 3.01% and receive a credit based on the applicable LIBOR rate. At June 30, 2019 and September 30, 2018, the aggregate notional value of these interest rate swap agreements was $23.3 million and $28.7 million, respectively, and the fair value was $(0.3) million and $0.3 million, respectively, which is included within other liabilities and other assets on our Consolidated Balance Sheets. We must pay a commitment fee of 0.35% per annum on the aggregate unused revolving commitments under the Compass Credit Agreement. We also must pay fees with respect to any letters of credit issued under the Compass Credit Agreement.

The Compass Credit Agreement contains usual and customary covenants for agreements of this type, including, but not limited to, certain financial covenants, such as a minimum fixed charge coverage ratio of 1.20 to 1.00. At June 30, 2019 and September 30, 2018, our fixed charge coverage ratio was 1.55 to 1.00 and 1.51 to 1.00, respectively. The Compass Credit Agreement also requires us to maintain a consolidated leverage ratio not to exceed 2.00 to 1.00, subject to certain adjustments as further described in the Compass Credit Agreement. At June 30, 2019 and September 30, 2018, our consolidated leverage ratio was 0.74 to 1.00 and 0.88 to 1.00, respectively. At June 30, 2019 and September 30, 2018, we were in compliance with all covenants under the Compass Credit Agreement.
Capital Requirements and Sources of Liquidity
During the nine months ended June 30, 2019 and 2018, our capital expenditures were approximately $31.7 million and $33.5 million, respectively. Our capital expenditures are typically made during the same fiscal year in which they are approved.  At June 30, 2019, our commitments for capital expenditures were not material to our financial condition or results of operations on a consolidated basis.  For the full fiscal year 2019, we expect total capital expenditures to be approximately $39.0 million to $42.0 million. Our capital expenditure budget is an estimate and is subject to change.
Historically, we have had significant cash requirements in order to organically expand our business into new geographic markets. Our cash requirements include costs related to increased capital expenditures, as well as purchase and production of materials. Our working capital needs are driven by the seasonality and growth of our business, with our cash requirements increasing in periods of growth. Additional cash requirements resulting from our growth include the costs of additional personnel, production and distribution facilities, enhancements to our information systems, integration of acquisitions and compliance with laws and rules applicable to public companies.
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

At June 30, 2019, we had a total of $51.5 million of variable rate borrowings outstanding. Holding other factors constant and absent the interest rate swap agreements described above, a hypothetical 1% change in our borrowing rates would result in a $0.5 million change in our annual interest expense based on our variable rate debt at June 30, 2019 and September 30, 2018.
Off-Balance Sheet Arrangements
The Company enters into operating leases for property and equipment in the normal course of business. See Note 19 - Commitments and Contingencies to our consolidated financial statements included in the 2018 Form 10-K for additional information. Other than the operating leases described therein, we do not currently have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.

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
Other than the changes intended to remediate the material weaknesses noted above, there were no changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - Other Information
Item 1. Legal Proceedings.
Due to the nature of our business, we are involved in routine litigation or subject to other disputes or claims related to our business activities, including, among other things, (i) workers' compensation claims, (ii) employment-related disputes and (iii) liability issues or breach of contract or tortious conduct in connection with the performance of services and provision of materials. We and our affiliates are also subject to government inquiries in the ordinary course of business seeking information concerning our compliance with government construction contracting requirements and various laws and regulations, the outcome of which cannot be predicted with certainty. In the opinion of our management, after consultation with legal counsel, none of the pending inquiries, litigation, disputes or claims against us, if decided adversely to us, would have a material adverse effect on our financial condition, cash flows or results of operations.
In February 2019, the Alabama Department of Environmental Management (“ADEM”) issued a consent order related to discharges of dredged or fill material into wetlands at the Company’s Lambert, Alabama mining site in violation of Section 402 of the Clean Water Act. In response to the consent order, the Company paid a $115,000 fine and submitted an engineering plan to the ADEM, which plan is currently under review by the ADEM. The Company does not expect the cost of implementing the remedial measures in the engineering plan to be material to the Company. To date, the Company has not received any assessments from the U.S. Environmental Protection Agency related to this matter.

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

10.1*†	First Amendment to the Construction Partners, Inc. 2018 Equity Incentive Plan
31.1*	Certification of President and Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
31.2*	Certification of Executive Vice President and Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
32.1**	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2**	Certification of Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350
95.1*	Mine Safety Disclosures
101.INS	XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
*	Filed herewith.
**	Furnished herewith.
†	Management contract, compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 9th day of August, 2019.

CONSTRUCTION PARTNERS, INC.

By:	/s/ Charles E. Owens
Charles E. Owens
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name and Signature	Title	Date

/s/ Charles E. Owens	President, Chief Executive Officer and Director	August 9, 2019
Charles E. Owens	(Principal Executive Officer)

/s/ R. Alan Palmer	Executive Vice President and Chief Financial Officer	August 9, 2019
R. Alan Palmer	(Principal Financial Officer)