Form 10-K
period 2019-09-30
Construction Partners, Inc.
filed 2019-12-13
CIK 1718227

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended September 30, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to .
Commission file number:  001-38479
CONSTRUCTION PARTNERS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	26-0758017 (I.R.S. Employer Identification Number)
290 Healthwest Drive, Suite 2 Dothan, Alabama 36303 (Address of Principal Executive Offices) (ZIP Code)
(334) 673-9763 (Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Class A common stock, par value $0.001	ROAD	The Nasdaq Stock Market LLC
(Nasdaq Global Select Market)

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold on March 29, 2019, the last business day of the registrant’s most recently completed second fiscal quarter, was $152,136,672.00.
As of December 11, 2019, the registrant had 32,705,418 shares of Class A common stock, par value $0.001, and 19,076,327 shares of Class B common stock, par value $0.001, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the registrant’s fiscal year ended September 30, 2019 in connection with the registrant’s 2020 annual meeting of stockholders are incorporated by reference into Part III of this report.

Cautionary Statement Regarding Forward-Looking Statements
This report contains forward-looking statements that involve risks and uncertainties, such as statements related to future events, business strategy, future performance, future operations, backlog, financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management. All statements other than statements of historical fact may be forward-looking statements. Forward-looking statements are often, but not always, identified by the use of words such as “seek,” “anticipate,” “plan,” “continue,” “estimate,” “expect,” “may,” “will,” “project,” “predict,” “potential,” “target,” “intend,” “could,” “might,” “should,” “believe,” “outlook” and similar expressions or their negative. Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking statements are based on management’s belief, based on currently available information, as to the outcome and timing of future events. These statements involve estimates, assumptions, known and unknown risks, uncertainties and other factors that may cause actual results or events to differ materially from those expressed in such forward-looking statements. When evaluating forward-looking statements, you should consider the risk factors and other cautionary statements described below under the heading “Risk Factors.” We believe that the expectations reflected in the forward-looking statements contained in this report are reasonable, but no assurance can be given that these expectations will prove to be correct. Important factors that could cause actual results or events to differ materially from those expressed in forward-looking statements include, but are not limited to:
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
•the outcome of litigation or disputes, including employment-related, workers’ compensation and breach of contract claims;
•risks related to our information technology systems and infrastructure, including cybersecurity incidents; and
•our ability to maintain effective internal control over financial reporting.
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

PART I
Item 1. Business
Overview
We are a leading infrastructure company that specializes in the construction and maintenance of roadways across Alabama, Florida, Georgia, North Carolina and South Carolina. Through our wholly owned subsidiaries, we provide a variety of products and services to both public and private infrastructure projects, with an emphasis on highways, roads, bridges, airports, and commercial and residential developments. Consistent with our vertical integration strategy, our primary operations consist of (i) manufacturing and distributing hot mix asphalt (“HMA”) for both internal use and sales to third parties in connection with construction projects, (ii) paving activities, including the construction of roadway base layers and application of asphalt pavement, (iii) site development, including the installation of utility and drainage systems, (iv) mining aggregates, such as sand and gravel, that are used as raw materials in the production of HMA, and (v) distributing liquid asphalt cement for both internal use and sales to third parties in connection with HMA production.
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
2019 Fiscal Year Developments
•Acquisitions of Asphalt Manufacturing and Paving Companies. In February 2019, we acquired an HMA and ready-mixed concrete business located in Okeechobee, Florida. This transaction allowed us to serve new markets in south central Florida through an expanded geographic presence in the state. In July 2019, we acquired an HMA manufacturing plant and paving company located near Gadsden, Alabama that complemented our existing operations in northeast Alabama.
•Acquisition and Operation of Liquid Asphalt Terminal. In February 2019, we acquired a liquid asphalt terminal located in Panama City, Florida. The acquisition supports our vertical integration strategy by facilitating our procurement, storage and distribution of a key input for the production of HMA. Through the terminal, we supply liquid asphalt to a number of our HMA plants in the southern portion of our geographic footprint, including Florida, Alabama and Georgia. We also are able to blend on-site certain emulsions and polymer-modified asphalt required by some of our project contracts. To date, sales of liquid asphalt to third parties have not been material.
•Amendment to Credit Agreement. In August 2019, we entered into an amendment to our existing Credit Agreement with BBVA USA (formerly known as Compass Bank) dated June 30, 2017, as amended (the “BBVA Credit Agreement”). Among other things, the amendment: (i) reduced the baseline interest rate payable on both the term loan and the revolving facility components of the credit relationship; (ii) established a four-tier escalating interest rate tied to our leverage ratio; (iii) reduced the fees for letters of credit issued on our behalf and for unused balances on our revolving credit facility; (iv) reduced by half the quarterly principal repayments under the term loan; and (v) amended certain financial covenants. No additional borrowings were made under the BBVA Credit Agreement in connection with the amendment. For more information about the BBVA Credit Agreement and the amendment, see Note 11 - Debt to our consolidated financial statements included elsewhere in this report.
•Secondary Offering of Class A Common Stock. In September 2019, certain stockholders of the Company (the “Selling Stockholders”) completed an underwritten secondary offering (the “Secondary Offering”) of 5,000,000 shares of our Class A common stock at a public offering price of $14.25 per share. The Company did not receive any proceeds from the sale of shares by the Selling Stockholders and, pursuant to a registration rights agreement with the Selling Stockholders, incurred approximately $0.7 million in expenses in connection with the Secondary Offering. For more information about the Secondary Offering, see Note 12 - Equity to our consolidated financial statements included elsewhere in this report.
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
Projects and Customers
We provide construction products and services to both public and private infrastructure projects, with an emphasis on highways, roads, bridges, airports, and commercial and residential sites in the southeastern United States. We provide a wide range of large sitework construction, including site development, paving, and utility and drainage systems construction, and supply the HMA required for the projects. Our projects consist of both new construction and maintenance services. Publicly and privately funded projects accounted for approximately 69.3% and 30.7% of our fiscal 2019 construction contract revenues, respectively. Our public customers include federal agencies, state DOTs and local municipalities. Our private clients include commercial and residential developers and local businesses.
Our largest customers are state DOTs. For the fiscal year ended September 30, 2019, the Alabama DOT and the North Carolina DOT accounted for 13.8% and 13.1% of our revenues, respectively. Other than these customers, no other customer accounted for more than 10% of our revenues for such periods, and projects performed for all DOTs accounted for 40.4% of our revenues. Our 25 largest projects accounted for 22.5% of our revenues for the fiscal year ended September 30, 2019.
Types of Contracts
Our public customer contracts are primarily fixed unit price contracts. Pricing on a fixed unit price contract is typically based on approved quantities. Our private customer contracts are primarily fixed total price contracts, also known as lump sum contracts, which require that the total amount of work be performed for a single price. We also occasionally enter into design-build contracts, which generally are performed under fixed total price contracts. For the majority of our customer contracts, we receive our final payment upon completion and final acceptance of the services that we were contracted to perform and delivery of the necessary contract closing documents, and our obligations to the owner are complete at that point. For some contracts, we are required to furnish a warranty on our construction. These warranties, when required, are usually one year in length, but can extend up to three years according to the owners’ specifications. Historically, warranty claims have not been material to our business.
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
•Phase One: We review the plans and specifications of the project so that we can identify (i) the various types of work involved and related estimated materials, (ii) the contract duration and schedule, and (iii) any unique or risky aspects of the project.
•Phase Two: We estimate the cost and availability of labor, materials and equipment, subcontractors and the project team required to complete the contract in accordance with the plans, specifications and construction schedule. Substantially all of our estimates are made on a per-unit basis for each bid item, with the typical contract containing 50 to 200 bid items.
•Phase Three: Management conducts a detailed review of the estimate. This review includes an analysis of assumptions regarding (i) cost, approach, means and methods of completing the project, (ii) staffing and productivity and (iii) risk. After concluding this detailed review of the cost estimate, management determines the appropriate profit margin to calculate the total bid amount. This profit amount varies according to management’s perception of the degree of difficulty of the contract, the existing competitive climate, and the size and makeup of our contract backlog. Throughout this process, we work closely with our project managers so that all issues concerning a contract, including any risks, can be better understood and addressed as appropriate.
To ensure that subcontracting costs used in submitting bids for construction contracts do not change, we obtain firm quotations from our subcontractors before submitting a bid. Also, to mitigate the risk of material price changes, we obtain “not to exceed” quotations from our suppliers, which, for projects of longer duration, usually contain price escalator provisions. These quotations typically include quantity guarantees that are tied to our prime contract. We have no obligation for materials or subcontract services beyond those required to complete the respective contracts that we are awarded for which quotations have been provided.
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
Contract Backlog
At September 30, 2019, our contract backlog was $531.6 million, compared to $594.4 million at September 30, 2018. Contract backlog is a financial measure that generally reflects the dollar value of work that the Company expects to perform in the future. Although contract backlog is not a term recognized under generally accepted accounting principles in the United States (“GAAP”), it is a common measure used in our industry. We generally include a construction project in our contract backlog at the time it is awarded and to the extent we believe funding is probable. Our backlog consists of uncompleted work on contracts in progress and contracts for which we have executed a contract but have not commenced the work. For uncompleted work on contracts in progress, we include (i) executed change orders, (ii) pending change orders for which we expect to receive confirmation in the ordinary course of business and (iii) claims that we have made against our customers for which we have determined we have a legal basis under existing contractual arrangements and as to which we consider collection to be probable. Backlog of uncompleted work on contracts in progress was $481.1 million and $528.4 million at September 30, 2019 and 2018, respectively.
Our backlog also includes low bid/no contract jobs, which consist of (i) public bid jobs for which we were the low bidder and no contract has been executed and (ii) private work jobs for which we have been notified that we are the low bidder or have been given a notice to proceed, but no contract has been executed. Low bid/no contract backlog was $50.5 million and $66.0 million at September 30, 2019 and 2018, respectively. At September 30, 2019, we expect approximately 82% of our contract backlog will be completed during the next 12 months.
Certain customer contracts contain options that are exercisable at the discretion of our customer to award additional work to us, without requiring us to go through an additional competitive bidding process. In addition, some customer contracts also contain task orders that are signed under master contracts pursuant to which we perform work only when the customer awards specific task orders to us. Awarded contracts that include unexercised contract options and unissued task orders are included in contract backlog to the extent that such options are exercised or the issuance of such task orders is probable.
Substantially all of the contracts in our contract backlog, as well as unexercised contract options and unissued task orders, may be canceled or modified at the election of the customer. Historically, we have not experienced material amounts of contract cancellations or modifications. Many projects are added to our contract backlog and completed within the same fiscal year and therefore may not be reflected in our beginning or year-end contract backlog. Contract backlog does not include external sales of HMA, aggregates, and liquid asphalt cement.
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
Sources and Availability of Raw Materials
We purchase raw materials, including, but not limited to, diesel fuel, liquid asphalt, other petroleum-based resources, sand and rock from numerous sources. With few exceptions, we do not enter into long-term agreements to purchase raw materials. We receive quotes from suppliers, most with a “not to exceed” price for the quoted product over the life of a project. In the HMA production process, components of a mix include virgin aggregates, such as sand and rock, liquid asphalt, and reclaimed asphalt pavement (“RAP”). We are able to internally supply RAP, a byproduct of asphalt resurfacing projects, to all of our HMA plants, and virgin aggregates in some of our market areas. The majority of our HMA plants sit in or near suppliers’ rock quarries, thereby reducing the hauling cost of material to our plant. The price and availability of raw materials may vary from year to year due to market conditions and production capacities. We do not expect a lack of availability of any raw materials over the next 12 months.
Government and Environmental Regulations
Our operations are subject to stringent and complex federal, state and local laws and regulations governing the environmental, health and safety aspects of our operations or otherwise relating to environmental protection. These laws and regulations impose numerous obligations and limitations on our operations, including:
•requirements to obtain a permit or other approval before conducting regulated activities;
•restrictions on the types, quantities and concentration of materials that can be released into the environment;
•limitation or prohibition of activities on certain lands lying within wilderness, wetlands, and other protected areas;
•requirements to comply with specific health and safety criteria addressing worker protection; and
•the imposition of substantial liabilities for pollution resulting from our operations.

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
We have incurred, and may in the future incur, significant capital and operating expenditures to comply with such laws and regulations. To the extent that laws are enacted or other governmental action is taken that restricts our operations or imposes more stringent and costly operating, waste handling, disposal and cleanup requirements, our business, prospects, financial condition or results of operations could be materially adversely affected.
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
Employees
As of September 30, 2019, we employed 628 salaried employees and 1,661 hourly employees. The total number of hourly personnel is subject to the volume of projects in progress and fluctuates on a seasonal basis. During fiscal year 2019, the number of hourly employees ranged from 1,483 to 1,661 employees and averaged 1,558 employees. We are not subject to any collective bargaining agreements with respect to any of our employees. We believe that we have strong relationships with our employees.
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
We place a great emphasis on the safety of the public, our customers and our employees. To that end, we conduct extensive safety training programs, which have allowed us to maintain a high safety level at our worksites. All newly-hired employees undergo an initial safety orientation, and for certain types of projects and processes, we conduct specific hazard training programs. Our project foremen and superintendents conduct on-site safety meetings, and our full-time safety inspectors make random site safety inspections and perform assessments. In addition, certain operational employees are required to complete a safety course approved by the Occupational Safety and Health Administration (“OSHA”) or the Mine Safety and Health Administration (“MSHA”), as applicable. Moreover, we promote a culture of safety by encouraging employees to immediately correct and report all unsafe conditions.
Website Information
The Company maintains a website at www.constructionpartners.net. Certain corporate governance information, filings with the Securities and Exchange Commission (the “SEC”) and other information of potential interest to our stockholders are available free of charge through the “Investors” page of the Company’s website. These include, for example, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These documents are made available as soon as reasonably practicable after they are filed with, or furnished to, the SEC. Information on, or accessible through, the Company’s website is not part of or incorporated into this Annual Report on Form 10-K. We have included the website address only as an inactive textual reference and do not intend for it to be an active link to the website. We will provide electronic or paper copies of our periodic and current reports to stockholders free of charge upon written request to: Construction Partners, Inc., Attention: Corporate Secretary, 290 Healthwest Drive, Suite 2, Dothan, Alabama 36303.

Item 1A. Risk Factors.
An investment in our Class A common stock involves risks. You should carefully read and consider the following risks, as well as all of the other information contained in this report, before making an investment decision. Our business, financial condition and results of operations could be materially and adversely affected by any of these risks. As a result, the trading price of our Class A common stock could decline, and you could lose all or part of your investment. The risks described below are not the only ones facing us. Additional risks not presently known to us or that we currently consider immaterial also may adversely affect us.
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
During the fiscal year ended September 30, 2019, we generated approximately 69.3% of our construction contract revenues from publicly funded construction projects at the federal, state and local levels. As a result, if publicly funded construction decreases due to reduced federal, state or local funding or otherwise, our financial condition, results of operations and liquidity could be materially adversely affected.
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
Each state funds its infrastructure spending from specially allocated amounts collected from various taxes, typically fuel taxes and vehicle fees, as well as from voter-approved bond programs. Shortages in state tax revenues can reduce the amount spent on state infrastructure projects. Delays in state infrastructure spending can adversely affect our business. Many states have experienced state-level funding pressures caused by lower tax revenues and an inability to finance approved projects. Prior to the FAST Act, states took on a larger role in funding sustained infrastructure investment. Recently, many states have again taken on a significantly larger role in funding infrastructure investment, including initiating special-purpose taxes and increased fuel taxes.
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
Our largest customers are state DOTs. During the fiscal year ended September 30, 2019, the Alabama DOT and the North Carolina DOT accounted for 13.8% and 13.1% of our revenues, respectively, and projects performed for all DOTs accounted for 40.4% of revenues. We believe that we will continue to rely on state DOTs for a substantial portion of our revenues for the foreseeable future. The loss or reduction of our ability to competitively bid for certain projects or successfully contract with a state DOT could have a material adverse effect on our financial condition, results of operation and liquidity. See Note 2 - Significant Accounting Policies, Concentration of Risks, to the consolidated financial statements for the fiscal year ended September 30, 2019 included elsewhere in this report, for information relating to concentrations of revenues by type of customer and for a description of our largest customers.
Government contracts generally are subject to a variety of governmental regulations, requirements and statutes, the violation or alleged violation of which could have a material adverse effect on our business.
During the fiscal year ended September 30, 2019, approximately 69.3% of our construction contract revenues were derived from contracts funded by federal, state and local governmental agencies. Our contracts with these governmental agencies are generally subject to specific procurement regulations, contract provisions and a variety of socioeconomic requirements relating to their formation, administration, performance and accounting and often include express or implied certifications of compliance. Further, government contracts typically provide for termination at the convenience of the customer with requirements to pay us for work performed through the date of termination. We may be subject to claims for civil or criminal fraud for actual or alleged violations of these various governmental regulations, requirements or statutes. In addition, we may also be subject to qui tam litigation brought by private individuals on behalf of the government under the federal False Claims Act, which could include claims for treble damages. Further, if we fail to comply with any of these various governmental regulations, requirements or statutes, or if we have a substantial number of accumulated OSHA, MSHA or other workplace safety violations, our existing government contracts could be terminated, and we could be suspended from government contracting or subcontracting, including federally funded projects at the state level. Even if we have not violated these various governmental regulations, requirements or statutes, allegations of violations or defending qui tam litigation could harm our reputation and require us to incur material costs to defend any such allegations or lawsuits. Should one or more of these events occur, it could have a material adverse effect on our financial condition, results of operations, cash flow and liquidity.
If we do not comply with certain federal or state laws, we could be suspended or debarred from government contracting, which could have a material adverse effect on our business.
Various laws to which our operations are subject, including the Davis-Bacon Act (regulating wages and benefits), the Walsh-Healy Public Contracts Act (prescribing a minimum wage and regulating overtime and working conditions), Executive Order 11246 (establishing equal employment opportunity and affirmative action requirements) and the Drug-Free Workplace Act, provide for mandatory suspension and/or debarment of contractors in certain circumstances involving statutory violations. In addition, the Federal Acquisition Regulation and various state statutes provide for discretionary suspension and/or debarment in certain circumstances, including as a result of being convicted of, or being found civilly liable for, fraud or a criminal offense in connection with obtaining, attempting to obtain or performing a public contract or subcontract. The scope and duration of any suspension or debarment may vary depending upon the facts of a particular case and the statutory or regulatory grounds for debarment. Any suspension or debarment from government contracting could have a material adverse effect on our financial condition, results of operations or liquidity.

If we are unable to accurately estimate the overall risks, revenues or costs on our projects, we may incur contract losses or achieve lower profits than anticipated.
Pricing on a fixed unit price contract is based on approved quantities irrespective of our actual costs, and contracts with a fixed total price require that the work be performed for a single price irrespective of our actual costs. We only generate profits on fixed unit price and fixed total price contracts when our revenues exceed our actual costs, which requires us to accurately estimate our costs, to control actual costs and to avoid cost overruns. If our cost estimates are too low or if we do not perform the contract within our cost estimates, then cost overruns may cause us to incur a loss or cause the contract not to be as profitable as we expected. The costs incurred and profit realized, if any, on our contracts can vary, sometimes substantially, from our original projections due to a variety of factors, including, but not limited to:
•the failure to include materials or work in a bid, or the failure to estimate properly the quantities or costs needed to complete a fixed total price contract;
•delays caused by weather conditions or otherwise failing to meet scheduled acceptance dates;
•contract or project modifications or conditions creating unanticipated costs that are not covered by change orders;
•changes in the availability, proximity and costs of materials, including liquid asphalt cement, aggregates and other construction materials, as well as fuel and lubricants for our equipment;
•to the extent not covered by contractual cost escalators, variability in, and our inability to predict, the costs of diesel fuel, liquid asphalt and cement;
•the availability and skill level of workers;
•the failure by our suppliers, subcontractors, designers, engineers or customers to perform their obligations;
•fraud, theft or other improper activities by our suppliers, subcontractors, designers, engineers, customers or our own personnel;
•mechanical problems with our machinery or equipment;
•citations issued by a government authority, including OSHA or MSHA citations;
•difficulties in obtaining required government permits or approvals;
•changes in applicable laws and regulations;
•uninsured claims or demands from third parties for alleged damages arising from the design, construction or use and operation of a project of which our work is part; and
•public infrastructure customers seeking to impose contractual risk-shifting provisions that result in increased risks to us.
These and other factors may cause us to incur losses, which could have a material adverse effect on our financial condition, results of operations or liquidity.
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
We could be prohibited from bidding on certain government contracts if we fail to maintain qualifications required by those entities. In addition, government contracts typically can be canceled at any time, with us receiving payment only for the work completed. The cancellation of an unfinished contract, or our disqualification from the bidding process, could result in lost revenues and cause our equipment to be idled for a significant period of time until other comparable work becomes available. In addition, the timing of project awards is unpredictable and outside of our control. Project awards, including expansions of existing projects, often involve complex and lengthy negotiations and competitive bidding processes.
The success of our business depends, in part, on our ability to execute on our acquisition strategy, to successfully integrate acquired businesses and to retain key employees of acquired businesses.
Since our inception, we have acquired and integrated 20 complementary businesses, which have contributed to a significant portion of our growth. We continue to evaluate strategic acquisition opportunities that have the potential to support and strengthen our business, including acquisitions in states in the southeastern United States, as part of our ongoing growth strategy. We expect to evaluate, negotiate and enter into acquisition transactions on an ongoing basis in the future. We expect to regularly make non-binding acquisition proposals, and we may enter into non-binding, confidential letters of intent from time to time in the future. We cannot predict the timing or size of any future acquisitions. To successfully acquire a significant target, we may need to raise additional equity and/or incur additional indebtedness, which could increase our leverage level. There can be no assurance that we will enter into definitive agreements with respect to any contemplated transaction or that any contemplated transaction will be completed. The investigation of acquisition candidates and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments require substantial management time and attention and costs for accountants, attorneys and others. If we fail to complete any acquisition for any reason, including events beyond our control, the costs incurred up to that point for the proposed acquisition likely would not be recoverable.
Acquisitions typically require integration of the acquired company’s estimation, project management, finance, information technology, risk management, purchasing and fleet management functions. We may be unable to successfully integrate an acquired business into our existing business, and an acquired business may not be as profitable as we had expected or at all. Our inability to successfully integrate new businesses in a timely and orderly manner could increase costs, reduce profits or generate losses. Factors affecting the successful integration of an acquired business include, but are not limited to, the following:
•we may become liable for certain liabilities of an acquired business, whether or not known to us, which could include, among others, tax liabilities, product and other tort liabilities, breach of contract claims, environmental liabilities, permitting and regulatory compliance issues and liabilities for employment practices;
•we may not be able to retain local managers and key employees who are important to the operations of an acquired business;
•substantial attention from our senior management and the management of an acquired business may be required, which could decrease the time that they have to service and attract customers;
•we may not effectively utilize new equipment that we acquire through acquisitions;
•the complete integration of an acquired company depends, to a certain extent, on the full implementation of our financial and management information systems, business practices and policies; and
•we may actively pursue a number of opportunities simultaneously and we may encounter unforeseen expenses, complications and delays, including difficulties in employing sufficient staff and maintaining operational and management oversight.
Acquisitions involve risks that the acquired business will not perform as expected and that our expectations concerning the value, strengths and weaknesses of the acquired business will prove incorrect. In addition, potential acquisition targets may be in states in which we do not currently operate, which could result in unforeseen operating difficulties and difficulties in coordinating geographically dispersed operations, personnel and facilities. In addition, if we enter into new geographic markets, we may be subject to additional and unfamiliar legal and regulatory requirements.
We cannot guarantee that we will achieve synergies and cost savings in connection with future acquisitions. Many of the businesses that we previously acquired, and businesses that we may acquire in the future, could have unaudited financial statements that are prepared by management and are not independently reviewed or audited. We cannot guarantee that such financial statements would not be materially different if such statements were independently reviewed or audited. We cannot guarantee that we will continue to acquire businesses at valuations consistent with our prior acquisitions or that we will complete future acquisitions at all. We cannot guarantee that there will be attractive acquisition opportunities at reasonable prices, that financing will be available or that we can successfully integrate acquired businesses into our existing operations. In addition, our results of operations from these acquisitions could, in the future, result in impairment charges for any of our intangible assets, including goodwill or other long-lived assets, particularly if economic conditions worsen unexpectedly. Our inability to effectively manage the integration of our completed and future acquisitions could prevent us from realizing expected rates of return on an acquired business and could have a material adverse effect on our financial condition, results of operations or liquidity.
We may lose business to competitors that underbid us, and we may be unable to compete favorably in our highly competitive industry.
Most of our project awards are determined through a competitive bidding process in which price is the determining factor. Because of the high cost of transporting HMA, our ability to win a project award is often influenced by the distance between a work site and our HMA plants. We compete against multiple competitors in all of the markets in which we operate, most of which are local or regional operators. Some of our competitors are larger than we are, are vertically integrated and/or have similar or greater financial resources than we do. As a result, our competitors may be able to bid at lower prices than we can due to the location of their plants or as a result of their size or vertical integration advantages. Government funding for public infrastructure projects is limited, thus contributing to competition for the limited number of public projects available. An increase in competition may result in a decrease in new project awards to us at acceptable profit margins. In addition, in the event of a downturn in private residential and commercial construction, the competition for available public infrastructure projects could intensify, which could materially and adversely impact our financial condition, results of operations or liquidity.
We may be unable to obtain or maintain sufficient bonding capacity, which could materially adversely affect our business.
A significant number of our contracts require performance and payment bonds. Our ability to obtain performance and payment bonds primarily depends upon our capitalization, working capital, past performance, management expertise, reputation and certain external factors, including the overall capacity of the surety market. If we are unable to renew or obtain a sufficient level of bonding capacity in the future, we may be precluded from bidding on certain projects or successfully contracting with certain customers. In addition, even if we are able to successfully renew or obtain performance or payment bonds, we may be required to post letters of credit in connection with such bonds, which could negatively affect our liquidity and results of operations.
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
We are dependent on information technology systems and infrastructure that could be damaged or interrupted by a variety of factors. Any significant breach, breakdown, destruction or interruption of these systems by employees, others with authorized access to our systems or unauthorized persons has the potential to negatively affect our operations. There is also a risk that we could experience a business interruption, theft of information or reputational damage as a result of a cyber attack, such as the infiltration of a data center, or data leakage of confidential information either internally or at our third-party providers. Although we have invested in the protection of our data and information technology to reduce these risks and periodically test the security of our information systems network, there can be no assurance that our efforts will prevent breakdowns or breaches in our systems that could have a material adverse effect on our financial condition, results of operations and liquidity.

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
From time to time, we enter into joint venture contracts to perform certain projects, and these arrangements expose us to certain risks and uncertainties that are outside of our control.

From time to time, we perform construction projects as part of a joint venture, under which our relationship to the other joint venture partners is governed by a written contract. Participation in these arrangements exposes us to risks and uncertainties, including the risk that if our partners fail to perform under joint and several liability contracts, we could be liable for completion of the entire contract. In addition, if our partners are not able or willing to provide their share of capital investment to fund the operations of the venture, there could be unanticipated costs to complete the project, or we could be liable for financial penalties or liquidated damages. In the event that we are not the controlling partner in the joint venture, we may have limited control over the decisions made with respect to the project. The occurrence of any of the foregoing could have a material adverse effect on our financial position, results of operations, cash flows and liquidity.
Our continued success requires us to hire, train and retain qualified personnel and subcontractors in a competitive industry.
The success of our business depends on our ability to attract, train and retain qualified, reliable personnel, including, but not limited to, our executive officers and key management personnel. In addition, we rely on engineers, project management personnel, and other employees and qualified subcontractors who possess the necessary and required experience and expertise to perform their respective services at a reasonable and competitive rate. Competition for these and other experienced personnel is intense, and it may be difficult to attract and retain qualified individuals with the requisite expertise and within the time frame demanded by our customers. In certain geographic areas, for example, we may not be able to satisfy the demand for our services because of our inability to successfully hire, train and retain qualified personnel. Also, it could be difficult to replace personnel who hold credentials that may be required to perform certain government projects and/or who have significant government contract experience.
As some of our executives and other key personnel approach retirement age, we must provide for smooth transitions, which may require that we devote time and resources to identify and integrate new personnel into vacant leadership roles and other key positions. If we are unable to attract and retain a sufficient number of skilled personnel or effectively implement appropriate succession plans, our ability to pursue projects and our strategic plan may be adversely affected, the costs of executing both our existing and future projects may increase, and our financial performance may decline.
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

We consume natural gas, electricity, diesel fuel, liquid asphalt and other petroleum-based resources that are subject to potential reliability issues, supply constraints and significant price fluctuations.
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
At September 30, 2019, our contract backlog was $531.6 million, compared to $594.4 million at September 30, 2018. Our contract backlog generally consists of construction projects for which we either have an executed contract or commitment with a client or have submitted the current low bid. Contract backlog does not include external sales of HMA, aggregates, and liquid asphalt cement. Moreover, our contract backlog reflects our expected revenues from the contract, commitment or bid, which is often subject to revision over time. We cannot guarantee that the revenues projected in our contract backlog will be realized or, if realized, will be profitable. Projects reflected in our contract backlog may be affected by project cancellations, scope adjustments, time extensions or other changes. Such changes may adversely affect the revenues and profit we ultimately realize on these projects.
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
In some instances, including in the case of many of our fixed unit price contracts, we guarantee that we will complete a project by a certain date. Any failure to meet the contractual schedule or satisfy the completion requirements set forth in our contracts could subject us to responsibility for costs resulting from the delay, generally in the form of contractually agreed-upon liquidated damages, liability for our customer’s actual costs arising out of our delay, reduced profits or a loss on that project, and/or damage to our reputation, any of which could have a material adverse impact on our financial position, results of operations, cash flows and liquidity.
An inability to secure sufficient aggregate reserves could have a negative impact on our future results of operations.
Strict governmental regulations and the limited number of properties containing useful aggregate reserves have made it increasingly challenging and costly to obtain sufficient aggregates to support our business, both with respect to internal use and third-party sales. If we are unable to obtain adequate reserves to support our business, then our financial position, results of operations, cash flows and liquidity may be adversely affected.
Force majeure events, such as natural disasters and terrorist attacks, and unexpected equipment failures could negatively impact our business, which may affect our financial condition, results of operations or cash flows.
Force majeure events, such as terrorist attacks or natural disasters, have impacted, and could continue to negatively impact, the United States economy and the markets in which we operate. As an example, from time to time, we face unexpected severe weather conditions, evacuation of personnel and curtailment of services, increased labor and material costs or shortages, inability to deliver materials, equipment and personnel to work sites in accordance with contract schedules and loss of productivity. We seek to include language in our contracts with private customers that grants us certain relief in connection with force majeure events, and we attempt to mitigate the potential impact arising from force majeure events in both public and private customer contracts. However, the extra costs incurred as a result of these events may not be reimbursed by our customers, and we remain obligated to perform our services after most extraordinary events, subject to any relief that may be available pursuant to a force majeure clause.

Additionally, our manufacturing processes depend on critical pieces of equipment, such as our HMA plants. This equipment, on occasion, may be out of service as a result of unanticipated failures or damage. Any significant interruption in production capability may require us to make significant capital expenditures to remedy problems or damage and cause us to lose revenues due to lost production time.
These force majeure events may affect our operations or those of our customers or suppliers and could impact our revenues, production capability and ability to complete contracts in a timely manner.
A failure to obtain or maintain adequate insurance coverage could adversely affect our results of operations.
We have obtained and maintain insurance coverage as part of our overall risk management strategy and pursuant to requirements contained in our financing agreements and in a majority of our contracts to maintain specific types and amounts of coverage. Although we have been able to obtain reasonably priced insurance coverage to meet our requirements in the past, there is no assurance that we will be able to do so in the future. For example, catastrophic events can result in decreased coverage limits, more limited coverage, and increased premium costs or deductibles. If we are unable to obtain adequate insurance coverage, we may not be able to procure certain contracts, which could materially adversely affect our financial position, results of operations, cash flows or liquidity.
We could incur material costs and losses as a result of claims that our products do not meet regulatory requirements or contractual specifications.
We provide our customers with products designed to comply with building codes or other regulatory requirements, as well as any applicable contractual specifications, including, but not limited to, durability, compressive strength and weight-bearing capacity. If our products do not satisfy these requirements and specifications, material claims may arise against us, our reputation could be damaged and, if any such claims are for an uninsured, non-indemnified or product-related matter, then resolution of such claim against us could have a material adverse effect on our financial condition, results of operations or liquidity.
We are, and may continue to be, involved in routine litigation and government inquiries in the ordinary course of business.

Due to the nature of our business, we are, and may continue to be, involved in routine litigation or subject to other disputes or claims related to our business activities, including, among other things, workers compensation claims, employment-related disputes and liability issues or breach of contract or tortious conduct in connection with the performance of services and provision of materials. We and our affiliates are also subject to government inquiries in the ordinary course of business seeking information concerning our compliance with government construction contracting requirements and various laws and regulations, the outcome of which cannot be predicted with certainty. The outcomes of these inquiries and legal proceedings are not expected to have a material effect on our financial position or results of operations on an individual basis, although adverse outcomes in a significant number of such ordinary course inquiries and legal proceedings could, in the aggregate, have a material adverse effect on our financial condition and results of operations.

Environmental laws and regulations and any changes to, or liabilities arising under, such laws and regulations could have a material adverse effect on our financial condition, results of operations and liquidity.
Our operations are subject to stringent and complex federal, state and local laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection and public health and safety. These laws and regulations impose numerous obligations applicable to our operations, including requirements to obtain a permit or other approval before conducting regulated activities; restrictions on the types, quantities and concentration of materials that can be released into the environment; limitations on activities on certain lands lying within wilderness, wetlands, and other protected areas; and assessments of substantial liabilities for pollution resulting from our operations. For example, a number of governmental bodies have finalized, proposed or are contemplating legislative and regulatory actions to reduce emissions of greenhouse gases, such as monitoring, reporting and emissions control requirements for certain large sources of greenhouse gases and greenhouse gas cap-and-trade programs. Because we emit greenhouse gases through the manufacture of HMA products and through the combustion of fossil fuels as part of our mining and road construction services, any such laws and regulations applicable to jurisdictions in which we operate could require us to incur costs to reduce greenhouse gas emissions associated with our operations.
We may be required to remediate contaminated properties currently or formerly owned or operated by us or third-party facilities that received waste generated by our operations, regardless of whether such contamination resulted from our own actions or those of others and whether such actions complied with applicable laws at the time they were taken. In connection with certain acquisitions, we could assume, or be required to provide indemnification against, environmental liabilities that could expose us to material losses. Furthermore, the existence of contamination at properties that we own, lease or operate could result in increased operational costs or restrictions on our ability to use those properties as intended, including for mining purposes.
Numerous government authorities, such as the U.S. Environmental Protection Agency (the “EPA”) and analogous state agencies, have the power to enforce compliance with these laws and the permits issued under them. Such enforcement actions often involve difficult and costly compliance measures or corrective actions. Certain environmental laws impose strict liability (i.e., no showing of “fault” is required) or joint and several liability for costs required to remediate and restore sites where hazardous substances, hydrocarbons or solid wastes have been stored or released. Failure to comply with these laws and regulations may result in the assessment of sanctions, including administrative, civil or criminal penalties, compensatory damages, the imposition of investigatory or remedial obligations, and the issuance of orders limiting or prohibiting some or all of our operations. In addition, we may experience delays in obtaining, or be unable to obtain, required permits, which may delay or interrupt our operations and limit our growth and revenue.
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
Operating hazards inherent in our business, some of which may be outside of our control, can cause personal injury and loss of life, damage to or destruction of property, and environmental damage. We maintain insurance coverage in amounts and against risks that we believe are consistent with industry practice, but this insurance may be inadequate or unavailable to cover all losses or liabilities we may incur in our operations. Our insurance policies are subject to varying levels of deductibles. Losses up to our deductible amounts are accrued based upon our estimates of the ultimate liability for claims incurred and an estimate of claims incurred but not reported. However, liabilities subject to insurance are difficult to estimate due to unknown factors, including the severity of an injury, the determination of our liability in proportion to other parties, the number of unreported incidents and the effectiveness of our safety programs. If we were to experience insurance claims or costs above our estimates, we may be required to use working capital to satisfy these claims rather than for maintaining or expanding our operations.
Our substantial indebtedness could adversely affect our financial condition and prevent us from fulfilling our obligations.
Each of our subsidiaries is party to the BBVA Credit Agreement. The BBVA Credit Agreement, as amended October 1, 2019, provides for a $54.7 million term loan (the “Term Loan”) and a $30.0 million revolving credit facility (the “Revolving Credit Facility”). We guarantee the obligations under the Term Loan and the Revolving Credit Facility. A significant portion of our cash flow will be required to pay interest and principal on our outstanding indebtedness, and we may be unable to generate sufficient cash flow from operations, or have future borrowings available, to enable us to repay our indebtedness or to fund other liquidity needs. Among other consequences, this level of indebtedness could:
•require us to use a significant percentage of our cash flow from operations for debt service and the repayment obligations, and any such cash flow would not be available for other purposes;
•limit our ability to borrow money or issue equity to fund our working capital, capital expenditures, acquisitions and debt service requirements;
•cause our interest expense to increase if there is a general increase in interest rates, because a portion of our indebtedness bears interest at floating rates;
•limit our flexibility in planning for or reacting to changes in our business and future business opportunities;
•cause us to be more highly leveraged than some of our competitors, which may place us at a competitive disadvantage;
•make us more vulnerable to a downturn in our business or the economy; and
•limit our ability to exploit business opportunities.
Despite our substantial indebtedness, we and our subsidiaries may still be able to incur additional debt. This could reduce our ability to satisfy our current obligations and further exacerbate the risks to our financial condition described above.
At September 30, 2019, we had $44.7 million outstanding under the Term Loan and $5.0 million outstanding under the Revolving Credit Facility. In addition, we and our subsidiaries may be able to incur significant additional indebtedness in the future, and we may do so, among other reasons, to fund acquisitions as part of our growth strategy. Although the BBVA Credit Agreement contains restrictions on our ability to incur additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, and we could incur substantial additional indebtedness in compliance with these restrictions.

The BBVA Credit Agreement restricts our ability to engage in some business and financial transactions.
The BBVA Credit Agreement contains a number of covenants that limit our and our subsidiaries’ ability to: incur additional indebtedness or guarantees; create liens on assets; change our or our subsidiaries’ fiscal year; enter into sale and leaseback transactions; enter into certain restrictive agreements; engage in mergers or consolidations; participate in partnerships and joint ventures; sell assets; incur additional liens; pay dividends or distributions and make other restricted payments; make investments, loans or advances; repay or amend the terms of subordinated indebtedness; make acquisitions; enter into certain operating leases; enter into certain hedge transactions; amend material contracts; and engage in certain transactions with affiliates.
The BBVA Credit Agreement also requires us to maintain a fixed charge coverage ratio and a consolidated leverage ratio and contains certain customary representations and warranties, affirmative covenants and events of default (including, among others, an event of default upon a change of control). If an event of default occurs, the lenders under the BBVA Credit Agreement will be entitled to accelerate amounts due thereunder and take other actions permitted to be taken by a secured creditor. If our indebtedness is accelerated, we cannot be certain that we will have sufficient funds available to pay the accelerated indebtedness or that we will have the ability to refinance the accelerated indebtedness on terms favorable to us or at all.
We may need to raise additional capital in the future for working capital, capital expenditures and/or acquisitions, and we may not be able to do so on favorable terms or at all, which could impair our ability to operate our business or achieve our growth objectives.
Our ongoing ability to generate cash is important for funding our continuing operations, making acquisitions and servicing our indebtedness. To the extent that existing cash balances and cash flow from operations, together with borrowing capacity under our Revolving Credit Facility, are insufficient to make investments or acquisitions or provide needed working capital, we may require additional financing from other sources. Our ability to obtain such additional financing in the future will depend in part on prevailing market conditions, as well as conditions in our business and our operating results. Furthermore, if global economic, political or other market conditions adversely affect the financial institutions that provide credit to us, it is possible that our ability to draw upon our Revolving Credit Facility may be impacted. If adequate funds are not available, or are not available on acceptable terms, we may not be able to make certain investments, take advantage of acquisitions or other opportunities, or respond to competitive challenges, each of which could have a material adverse impact on our financial position, results of operations, cash flows and liquidity.
We may be unable to identify and contract with qualified “disadvantaged business enterprises” to perform as subcontractors, which could cause us to breach certain contracts with governmental customers.
Some of our contracts with governmental agencies contain minimum “disadvantaged business enterprise” (“DBE”) participation clauses, which require us to maintain a requisite level of DBE participation. If we fail to obtain or maintain the required level of DBE participation, we could be held responsible for breach of contract. Such a breach could impair our ability to bid on future projects and could require us to pay monetary damages. To the extent that we are responsible for monetary damages, the total costs of the project could exceed our original estimates, we could experience reduced profits or a loss for that project and there could be a material adverse impact to our financial position, results of operations, cash flows or liquidity.
Failure to maintain safe work sites could result in significant losses, which could materially affect our business and reputation.
Because our employees and others are often in close proximity with mechanized equipment, moving vehicles, chemical substances and dangerous manufacturing processes, our construction and maintenance sites are potentially dangerous workplaces. Therefore, safety is a primary focus of our business and is critical to our reputation and performance. Many of our customers require that we meet certain safety criteria to be eligible to bid on contracts, and some of our contract fees or profits are subject to satisfying safety criteria. Unsafe work conditions also can increase employee turnover, which increases project costs and therefore our overall operating costs. If we fail to implement effective safety procedures, our employees could be injured, and we could be exposed to investigations and possible litigation. Our failure to maintain adequate safety standards through our safety programs could also result in reduced profitability or the loss of projects or clients, and could have a material adverse impact on our financial position, results of operations, cash flows or liquidity.
We may be required to record an impairment charge if we determine that goodwill recorded in connection with prior acquisitions has become impaired, and this determination requires us to make significant judgments and assumptions about the future that are inherently subject to risks and uncertainties.
At September 30, 2019 and 2018, we had $38.5 million and $32.9 million, respectively, of goodwill recorded on our Consolidated Balance Sheets. We assess goodwill for impairment annually or more often if required. Our assessments involve a number of estimates and assumptions that are inherently subjective and require significant judgment regarding highly uncertain matters that are subject to change. The use of different assumptions or estimates could materially affect the determination as to whether or not an impairment has occurred. In addition, if future events are less favorable than what we assumed or estimated in our impairment analysis, we may be required to record an impairment charge, which could have a material impact on our consolidated financial statements.

Our earnings are affected by the application of accounting standards and our critical accounting policies, which involve subjective judgments and estimates by our management. Our actual results could differ from the estimates and assumptions used to prepare our consolidated financial statements.
The accounting standards that we use in preparing our financial statements are often complex and require us to make significant estimates and assumptions in interpreting and applying those standards. These estimates and assumptions affect the reported values of assets, liabilities, revenues and expenses, and the disclosure of contingent liabilities. We make critical estimates and assumptions involving accounting matters, including with respect to revenue recognition, contracts receivable including retainage, valuation of long-lived assets and goodwill, income taxes, accrued insurance costs and share-based payments and other equity transactions. These estimates and assumptions involve matters that are inherently uncertain and require us to make subjective and complex judgments. If we used different estimates and assumptions or used different ways to determine these estimates, our financial results could differ, which could have a material negative impact on our financial condition and reported results of operations. For more information about our critical accounting policies and use of estimates, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates.”
Accounting for our revenues and costs involves significant estimates that may result in material adjustments, which could result in a charge against our earnings.
As further described in “Critical Accounting Policies and Estimates” under Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, accounting for our contract-related revenues and costs, as well as other expenses, requires management to make a variety of significant estimates and assumptions. Although we believe we have the experience and processes to enable us to formulate appropriate assumptions and produce reasonably dependable estimates, these assumptions and estimates may change significantly in the future and could result in the reversal of previously recognized revenues and profit. Such changes could have a material adverse effect on our financial position and results of operations.
Risks Relating to Ownership of Our Class A Common Stock
The dual class structure of our common stock has the effect of concentrating voting control with SunTx Capital Partners (“SunTx”) and its affiliates, which limits your ability to influence corporate matters.
Our Class B common stock has ten votes per share, and our Class A common stock has one vote per share. As of December 11, 2019, our outstanding Class B common stock, held almost exclusively by SunTx, its affiliates and certain members of management, represented approximately 85.4% of the total voting power of our outstanding common stock. Because of the ten-to-one voting ratio between our Class B common stock and our Class A common stock, the holders of our Class B common stock collectively control a majority of the combined voting power of our common stock and therefore control the outcome of all matters submitted to our stockholders. This concentrated control limits or precludes your ability to influence corporate matters for the foreseeable future.
Future transfers of shares of our Class B common stock generally will result in those shares converting into shares of our Class A common stock, subject to limited exceptions, such as certain transfers to permitted transferees. The conversion of shares of our Class B common stock into our Class A common stock will have the effect, over time, of increasing the relative voting power of each remaining share of Class B common stock.
We have incurred, and expect to continue to incur, substantial costs as a result of being a public company, which may significantly affect our financial condition.
As a public company, we incur significant legal, accounting and other expenses that we did not incur as a private company, including costs associated with our public company reporting requirements. We also incur costs associated with corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) and the Dodd-Frank Act of 2010 and rules implemented by the SEC. These rules and regulations have increased our legal and financial compliance costs and have made some activities more time-consuming and costly. For example, as a result of becoming a publicly traded company, we were required to adopt policies regarding internal controls and disclosure controls and procedures, including the preparation of reports on internal control over financial reporting. These rules and regulations have made, and may continue to make, it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as executive officers.
After we are no longer an “emerging growth company” under the Jumpstart Our Business Startups Act (the “JOBS Act”), we expect to incur significant additional expenses and devote substantial management effort toward ensuring compliance with those requirements applicable to companies that are not emerging growth companies, including Section 404 of the Sarbanes-Oxley Act (“Section 404”).

For so long as we are an “emerging growth company,” we will not be required to comply with certain disclosure requirements that are applicable to other public companies, and the reduced disclosure requirements applicable to emerging growth companies could make our Class A common stock less attractive to investors.
As an “emerging growth company” (as defined in the JOBS Act), we have taken, and intend to continue to take, advantage of certain exemptions from various reporting requirements that are applicable to other public companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We cannot predict whether investors will find our Class A common stock less attractive because we rely on these exemptions. If some investors find our Class A common stock less attractive as a result, there may be a less active trading market for our Class A common stock, and our Class A common stock price may be more volatile.
We will remain an emerging growth company until the earliest to occur of (i) the last day of the fiscal year during which our total revenues equals or exceeds $1.07 billion, (ii) September 30, 2023, the last day of the fiscal year following the fifth anniversary of our initial public offering (“IPO”), (iii) the date on which we have, during the previous three-year period, issued more than $1.0 billion in non-convertible debt securities and (iv) the date on which we are deemed to be a “large accelerated filer” under the Exchange Act.
If we are unable to maintain effective internal control over financial reporting, investors could lose confidence in our consolidated financial statements and our Company, which could have a material adverse effect on our stock price.
In the course of preparing financial statements for prior fiscal years, our management detected material weaknesses in our internal control over financial reporting, related primarily to the design and operation of our information technology general controls and overall closing and financial reporting controls. During our two most recent fiscal years, we have designed and implemented a number of internal controls and other remedial measures that we believe will provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements in accordance with GAAP. A failure to maintain effective internal controls could result in a material misstatement of our consolidated financial statements that would not be prevented or detected on a timely basis, which could cause investors to lose confidence in our financial information or cause the trading price of our Class A common stock to decline. Our independent registered public accounting firm has not assessed the effectiveness of our internal control over financial reporting and, under the JOBS Act, will not be required to provide an attestation report on the effectiveness of our internal control over financial reporting for so long as we qualify as an emerging growth company, which may increase the risk that weaknesses or deficiencies in our internal control over financial reporting go undetected.
We have incurred, and expect to continue to incur, significant costs related to certain requirements of Section 404 to which we became subject in the 2019 fiscal year. If we are unable to timely comply with such requirements, our profitability, stock price, results of operations and financial condition could be materially adversely affected.

We are required to comply with certain provisions of Section 404, which requires that we document and test our internal control over financial reporting and issue management’s assessment of our internal control over financial reporting beginning with our fiscal year ended September 30, 2019. Section 404 also requires that our independent registered public accounting firm opine on those internal controls when we cease to qualify for an exemption from the requirement to provide auditors’ attestation on internal controls afforded to emerging growth companies under the JOBS Act. The out-of-pocket costs, the diversion of management’s attention from running the day-to-day operations and operational changes caused by the need to comply with the requirements of Section 404 have been significant, and we expect to continue to incur substantial costs in connection with our compliance efforts.

If we fail to comply with the requirements of Section 404, or if we or our auditors identify and report any material weaknesses, the accuracy and timeliness of the filing of our annual and quarterly reports may be materially adversely affected and could cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our Class A common stock. In addition, a material weakness in the effectiveness of our internal control over financial reporting could result in an increased chance of fraud and the loss of customers, reduce our ability to obtain financing, subject us to investigations by the SEC or other regulatory authorities and require additional expenditures to comply with these requirements, each of which could have a material adverse effect on our business, results of operations and financial condition.

If the price of our Class A common stock fluctuates significantly, your investment could lose value.
Prior to our IPO in May 2018, there was no public market for our Class A common stock. Although our Class A common stock is listed on the Nasdaq Global Select Market, we cannot guarantee that an active public market will be maintained for our Class A common stock. If an active public market for our Class A common stock is not maintained, the trading price and liquidity of our Class A common stock will be materially and adversely affected. If there is a thin trading market or “float” for our Class A common stock, the market price for our Class A common stock may fluctuate significantly more than the stock market as a whole. Without a large float, our Class A common stock is less liquid than the securities of companies with broader public ownership and, as a result, the trading prices of our Class A common stock may be more volatile. In addition, in the absence of an active public trading market, investors may be unable to liquidate their investment in our Company at the times or prices they desire. In addition, the stock market is subject to significant price and volume fluctuations, and the price of our Class A common stock could fluctuate widely in response to several factors, including, but not limited to: our quarterly or annual operating results; investment recommendations by securities analysts following our business or our industry; additions or departures of key personnel; changes in the business, earnings estimates or market perceptions of our competitors; our failure to achieve operating results consistent with securities analysts’ projections; changes in industry, general market or economic conditions; and announcements of legislative or regulatory change.
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
As of December 11, 2019, we had outstanding a total of 32,705,418 shares of our Class A common stock and 19,076,327 shares of our Class B common stock that are convertible by the holders thereof at any time into an equal number of shares of our Class A common stock. The sale of shares of our Class A common stock, or the perception of future sales by us or our existing stockholders, could harm the prevailing market price of shares of our Class A common stock. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.
During the 2019 fiscal year, we filed a registration statement under the Securities Act of 1933, as amended (the “Securities Act”) with respect to the issuance of up to $250 million in aggregate amount of various securities (including Class A common stock) by us and the sale of up to 19,225,000 shares of Class A common stock by SunTx. As of December 11, 2019, we had not issued any securities under the registration statement, and 13,475,000 shares of Class A common stock remained available for future sale by SunTx under the registration statement. In addition, shares held by our affiliates, including our directors, executive officers and SunTx, may also be sold in compliance with various exemptions from registration.
In connection with the Secondary Offering in September 2019, we, our directors and executive officers and SunTx agreed with the underwriters, subject to certain exceptions, not to dispose of or hedge any common stock or securities convertible into or exchangeable for shares of such common stock until January 18, 2020. Upon the expiration of these agreements, 32,816,078 shares of our common stock will be eligible for resale. In addition, pursuant to a registration rights agreement, SunTx and certain other stockholders will continue to have the right, subject to certain conditions, to require us to register the sale of their shares of common stock under the Securities Act. By exercising their registration rights and selling a large number of shares, these stockholders could cause the prevailing market price of our Class A common stock to decline. As of December 11, 2019, in addition to the 13,475,000 registered but unsold shares of Class A common stock held by SunTx, a total of 18,845,417 shares of our outstanding common stock were subject to potential future registration under the registration rights agreement. Registration of these shares would result in such shares becoming freely tradable upon effectiveness of the registration statement. As restrictions on resale end or if the stockholders who are parties to the registration rights agreement exercise their registration rights, the market price of the shares of our Class A common stock could drop significantly if the holders of these shares sell them or are perceived by the market as intending to sell them. These factors could also make it more difficult for us to raise additional funds through future offerings of our Class A common stock or other securities.
In the future, we may also issue shares of Class A common stock in connection with an offering or acquisition, and the number of shares issued could constitute a material portion of the then-outstanding shares of Class A common stock. Any such issuance would result in dilution to holders of our Class A common stock.

Affiliates of SunTx control us, and their interests may conflict with ours or yours in the future.
As of December 11, 2019, affiliates of SunTx beneficially owned approximately 41.2% of our Class A common stock and approximately 82.9% of our Class B common stock, representing 76.8% of the combined voting power of our common stock. Each share of our Class B common stock has ten votes per share, and each share of our Class A common stock has one vote per share. As a result, affiliates of SunTx have the ability to elect all of the members of our board of directors and thereby control our policies and operations, including the appointment of management, future issuances of our Class A common stock or other securities, the payment of dividends, if any, on our Class A common stock, the incurrence of debt by us, amendments to our amended and restated certificate of incorporation and amended and restated bylaws, and our entry into extraordinary transactions. This concentration of voting control could deprive you of an opportunity to receive a premium for your shares of our Class A common stock as part of a sale of our Company and ultimately might affect the market price of our Class A common stock. In addition, we have engaged, and expect to continue to engage, in related party transactions involving SunTx and certain companies they control. As a result, the interests of affiliates of SunTx may not in all cases be aligned with your interests.
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
So long as SunTx and its affiliates continue to beneficially own a sufficient number of shares of our Class B common stock, they will continue to be able to effectively control our decisions. For example, if our Class B common stock amounted to 15% of our outstanding common stock, such Class B common stock (held almost exclusively by SunTx, its affiliates and certain members of management) would collectively represent approximately 63.8% of the overall voting power of our common stock based on the number of shares of Class A and Class B common stock outstanding at December 11, 2019. Shares of our Class B common stock may be transferred to an unrelated third party if holders of a majority of the shares of our Class B common stock owned by SunTx and its affiliates have consented to such transfer in writing in advance.
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
Certain provisions in our amended and restated certificate of incorporation and amended and restated bylaws and Delaware corporate law could delay or prevent a change in control of our Company, even if that change would be beneficial to our stockholders. Our amended and restated certificate of incorporation and amended and restated bylaws contain provisions that may make acquiring control of our Company difficult, including:

•a dual class common stock structure, which currently provides SunTx and its affiliates and the other holders of our Class B common stock with the ability to control the outcome of matters requiring stockholder approval, so long as they continue to beneficially own a sufficient number of shares of our Class B common stock, even if they own significantly less than 50% of the shares of our outstanding common stock;
•a classified board of directors with three-year staggered terms;
•provisions regulating the ability of our stockholders to nominate directors for election or to bring matters for action at annual meetings of our stockholders;
•limitations on the ability of our stockholders to call a special meeting;
•the ability of our board of directors to adopt, amend or repeal bylaws, and the requirement that the affirmative vote of holders representing at least 66 2/3% of the voting power of all outstanding shares of capital stock be obtained for stockholders to amend our amended and restated bylaws;
•the requirement that the affirmative vote of holders representing at least 66 2/3% of the voting power of all outstanding shares of capital stock be obtained to remove directors;
•the requirement that the affirmative vote of holders representing at least 66 2/3% of the voting power of all outstanding shares of capital stock be obtained to amend our amended and restated certificate of incorporation; and
•the authorization given to our board of directors to issue and set the terms of preferred stock without the approval of our stockholders.
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
Our amended and restated certificate of incorporation designates courts in the State of Delaware (or, if no state court located within the State of Delaware has jurisdiction, the federal district court for the District of Delaware) as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or other employees.

Our amended and restated certificate of incorporation provides that, subject to limited exceptions, state courts within the State of Delaware (or, if no state court located within the State of Delaware has jurisdiction, the federal district court for the District of Delaware) will be the sole and exclusive forum for any: (i) derivative action or proceeding brought on our behalf; (ii) action asserting a claim of breach of fiduciary duty owed by any of our directors, officers or other employees to us or our stockholders; (iii) action asserting a claim against us arising pursuant to any provision of the Delaware General Corporation Law; or (iv) action asserting a claim against us that is governed by the internal affairs doctrine. In addition, our amended and restated certificate of incorporation provides that if any action specified above (each is referred to herein as a covered proceeding), is filed in a court other than a court located within the State of Delaware (each is referred to herein as a foreign action), the claiming party will be deemed to have consented to (i) the personal jurisdiction of state and federal courts located within the State of Delaware in connection with any action brought in any such court to enforce the exclusive forum provision described above and (ii) having service of process made upon such claiming party in any such enforcement action by service upon such claiming party’s counsel in the foreign action as agent for such claiming party. These provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits against us and our directors, officers and employees. Alternatively, if a court were to find these provisions of our amended and restated certificate of incorporation inapplicable to, or unenforceable in respect of, one or more of the covered proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect our business and financial condition.

Because we are a “controlled company” under the listing standards of The Nasdaq Stock Market LLC and the rules of the SEC, our stockholders do not have, and may never have, certain corporate governance protections that are available to stockholders of companies that are not controlled companies.
SunTx and its affiliates control a majority of the voting power of our outstanding common stock. As a result, we are a “controlled company” under the listing standards of The Nasdaq Stock Market LLC and SEC rules. As a result, we are not required to comply with certain provisions requiring that (i) a majority of our directors be independent, (ii) the compensation of our executives be determined by independent directors or (iii) nominees for election to our board of directors be selected by independent directors. Because we intend to continue to take advantage of some or all of these exemptions, our stockholders may not have the protections that these rules are intended to provide. Our status as a controlled company could cause our Class A common stock to be less attractive to certain investors or otherwise reduce the trading price of our Class A common stock.

We do not intend to pay cash dividends on our Class A common stock in the foreseeable future, and therefore only appreciation, if any, of the price of our Class A common stock will provide a return to our stockholders.
We currently anticipate that we will retain all future earnings, if any, to finance the growth and development of our business. We do not intend to pay cash dividends on our Class A common stock in the foreseeable future. Any future determination as to the declaration and payment of cash dividends will be at the discretion of our board of directors and will depend upon our financial condition, results of operations, contractual restrictions, capital requirements, business prospects and other factors deemed relevant by our board of directors. In addition, the BBVA Credit Agreement restricts our ability to pay cash dividends. As a result, only appreciation of the price of our Class A common stock, which may not occur, will provide a return to our stockholders.

Item 1B. Unresolved Staff Comments.
None.

Item 2. Properties.
Our principal executive office is located in Dothan, Alabama, in a building that we own. As of December 11, 2019, we operated (i) 33 HMA plants in Alabama, Florida, Georgia and North Carolina, (ii) nine quarries in Alabama, Georgia, and Florida, and (iii) one liquid asphalt terminal in Florida. Our HMA plants operate at varying levels of utilization depending on market conditions. We maintain offices at our HMA plants and quarries as we determine to be appropriate under the circumstances. We consider our plants and other physical properties, whether owned or leased, to be suitable, adequate, and of sufficient productive capacity to meet the requirements of our business. However, we routinely evaluate the purchase or lease of additional properties or the consolidation of our properties as our business needs change.

The table below summarizes the locations and the nature of our ownership or leasehold interest in each of our asphalt plants and quarries. We own our liquid asphalt terminal.

	Asphalt Plants		Quarries
Location	Owned	Leased	Owned	Leased
Alabama	8	6	3	2
Florida	8	—	1	—
Georgia	5	1	1	2
North Carolina	—	5	—	—

Item 3. Legal Proceedings.
Due to the nature of our business, we are involved in routine litigation or subject to other disputes or claims related to our business activities, including, among other things, (i) workers’ compensation claims, (ii) employment-related disputes and (iii) liability issues or breach of contract or tortious conduct in connection with the performance of services and provision of materials. We and our affiliates are also subject to government inquiries in the ordinary course of business seeking information concerning our compliance with government construction contracting requirements and various laws and regulations, the outcome of which cannot be predicted with certainty. In the opinion of our management, after consultation with legal counsel, none of the pending inquiries, litigation, disputes or claims against us, if decided adversely to us, would have a material adverse effect on our financial condition, cash flows or results of operations.
As previously disclosed, in February 2019, the Alabama Department of Environmental Management (“ADEM”) issued a consent order related to discharges of dredged or fill material into wetlands at the Company’s Lambert, Alabama mining site in violation of Section 402 of the Clean Water Act. In response to the consent order, the Company paid a $115,000 fine and submitted an engineering plan to the ADEM, which is currently under review by the ADEM. The Company does not expect the cost of implementing the remedial measures in the engineering plan to be material to the Company. To date, the Company has not received any assessments from the EPA related to this matter.

Item 4. Mine Safety Disclosures.
The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K (17 C.F.R. Part 229.104) is included in Exhibit 95.1 to this report.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
From our inception until April 2018, we maintained a single class of common stock. On April 23, 2018, we amended and restated our certificate of incorporation to effectuate a dual-class equity structure, which we refer to as the “Reclassification.” The Reclassification resulted in the conversion of each share of our then-outstanding common stock into 25.2 shares of Class B common stock and the initial authorization of Class A common stock for issuance.
Market for Our Common Stock
Our Class A common stock is listed and trades on the Nasdaq Global Select Market under the symbol “ROAD.” Prior to its listing on the Nasdaq Global Select Market on May 4, 2018, there was no established public trading market for our Class A common stock. There is no established public trading market for our Class B common stock.
Holders
As of December 11, 2019, there were 32,705,418 shares of our Class A common stock outstanding, held by 10 stockholders of record. The actual number of beneficial holders of our Class A common stock is significantly greater than the number of record holders and includes stockholders who are beneficial owners, but whose shares are held by banks, brokers and other nominees. The last sale price for a share of our Class A common stock as reported on the Nasdaq Global Select Market on December 11, 2019 was $17.11.
As of December 11, 2019, there were 19,076,327 shares of our Class B common stock outstanding, held by 11 stockholders of record.
Dividends
Holders of our Class A and Class B common stock receive dividends if and when declared by our board of directors out of legally available funds. We currently intend to retain all available funds and any future earnings for use in the operation and expansion of our business and do not anticipate declaring or paying any cash dividends in the foreseeable future. Any future determination as to the declaration and payment of dividends will be at the discretion of our board of directors and will depend on then-existing conditions, including our financial condition, results of operations, contractual restrictions, capital requirements, business prospects and other factors that our board of directors considers relevant. In addition, the terms of the BBVA Credit Agreement restrict our ability to pay cash dividends to the holders of our common stock unless, after giving effect to such dividend, we would remain in compliance with the financial covenants and, at the time any such dividend is made, no default or event of default exists or would result from the payment of such dividend.
Recent Sales of Unregistered Securities
During the fiscal year ended September 30, 2019, we granted to our non-employee directors a total of 292,534 restricted shares of our Class A common stock under the Construction Partners, Inc. 2018 Equity Incentive Plan. Two-thirds of the shares issued in connection with these grants will vest on January 1, 2021, and the remaining one-third of the shares will vest on January 1, 2022. These grants were made for compensatory purposes pursuant to a written plan or contract, a copy which was delivered to each grantee, in reliance on Rule 701 under the Securities Act.
Issuer Purchases of Equity Securities
During the quarter ended September 30, 2019, we did not purchase any of our equity securities that are registered under Section 12(b) of the Exchange Act.

Item 6. Selected Financial Data.
We are a smaller reporting company, as defined by Rule 12b-2 of the Exchange Act, and therefore are not required to provide the information called for by this Item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
This discussion and analysis of our financial condition and results of operations is intended to assist in understanding and assessing the trends and significant changes in our results of operations and financial condition. Historical results may not be indicative of future performance. This discussion includes forward-looking statements that reflect our plans, estimates and beliefs. Such statements involve risks and uncertainties. Our actual results may differ materially from those contemplated by these forward-looking statements as a result of various factors, including those set forth under the headings “Risk Factors” and “Cautionary Statement Regarding Forward-Looking Statements.” This discussion should be read in conjunction with our audited consolidated financial statements and the notes thereto included elsewhere in this report. In this discussion, we use certain non-GAAP financial measures. Explanation of these non-GAAP financial measures and reconciliation to the most directly comparable GAAP financial measures are included in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Investors should not consider non-GAAP financial measures in isolation or as substitutes for financial information presented in compliance with GAAP.
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
Our public projects are funded by federal, state and local governments and include projects for roads, highways, bridges, airports and other forms of infrastructure. Public transportation infrastructure projects historically have been a relatively stable portion of state and federal budgets and represent a significant share of the United States construction market. Federal funds are allocated on a state-by-state basis, and each state is required to match a portion of the federal funds that it receives. Federal highway spending uses funds predominantly from the Highway Trust Fund, which derives its revenues from fuel taxes and other user fees.
In addition to public infrastructure projects, we provide a wide range of large site work construction and HMA paving services to private construction customers, including commercial and residential developers and local businesses.
How We Assess Performance of Our Business
Revenues
We derive our revenues predominantly by providing construction products and services for both public and private infrastructure projects, with an emphasis on highways, roads, bridges, airports and commercial and residential sites. Our projects represent a mix of federal, state, municipal and private customers. We also derive revenues from the sale of HMA, aggregates, and liquid asphalt cement to customers. Revenues derived from projects are recognized as performance obligations are satisfied over time (formerly known as the percentage-of-completion method), measured by the relationship of total cost incurred compared to total estimated contract costs (cost-to-cost input method). Changes in job performance, job conditions and estimated profitability, including those arising from contract penalty provisions and final contract settlements, may result in revisions to estimated costs and income, and are recognized in the period in which the revisions are determined. Revenues derived from the sale of HMA, aggregates, and liquid asphalt cement are recognized when risks associated with ownership have passed to the customer.
Gross Profit
Gross profit represents revenues less cost of revenues. Cost of revenues consists of all direct and indirect costs on construction contracts, including raw materials, labor, equipment costs, depreciation, lease expenses, subcontract costs and other expenses at our HMA plants, aggregate mining facilities, and liquid asphalt cement terminal. Our cost of revenues is directly affected by fluctuations in commodity prices, primarily liquid asphalt and diesel fuel. From time to time, when appropriate, we limit our exposure to changes in commodity prices by entering into forward purchase commitments. In addition, our public infrastructure contracts often provide for price adjustments based on fluctuations in certain commodity-related product costs. These price adjustment provisions are in place for most of our public infrastructure contracts, and we seek to include similar provisions in our private contracts.
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
Other Key Performance Indicators — Adjusted EBITDA and Adjusted EBITDA Margin
Adjusted EBITDA represents net income before (i) interest expense, net, (ii) provision for income taxes, (iii) depreciation, depletion and amortization, (iv) equity-based compensation expense, (v) loss on extinguishment of debt and (vi) certain management fees and expenses, and excludes income recognized in connection with the Settlement described in Note 20 - Settlement Agreement to the consolidated financial statements included elsewhere in this report. Adjusted EBITDA Margin represents Adjusted EBITDA as a percentage of revenues for each period. These metrics are supplemental measures of our operating performance that are neither required by, nor presented in accordance with, GAAP. These measures have limitations as analytical tools and should not be considered in isolation or as an alternative to net income or any other performance measure derived in accordance with GAAP as an indicator of our operating performance. We present Adjusted EBITDA and Adjusted EBITDA Margin because management uses these measures as key performance indicators, and we believe that securities analysts, investors and others use these measures to evaluate companies in our industry. Our calculation of Adjusted EBITDA and Adjusted EBITDA Margin may not be comparable to similarly named measures reported by other companies. Potential differences may include differences in capital structures, tax positions and the age and book depreciation of intangible and tangible assets.
The following table presents a reconciliation of Adjusted EBITDA to net income, the most directly comparable measure calculated in accordance with GAAP, and the calculation of Adjusted EBITDA Margin for the periods presented (in thousands, except percentages):

	For the Fiscal Year Ended September 30,
	2019	2018
Net income	$43,121	$50,791
Interest expense, net	1,861	1,270
Provision for income taxes	13,909	10,525
Depreciation, depletion and amortization of long-lived assets	31,231	25,321
Equity-based compensation expense	957	975
Settlement income (1)	—	(14,803)
Management fees and expenses (2)	1,252	1,457
Adjusted EBITDA	$92,331	$75,536
Revenues	$783,238	$680,096
Adjusted EBITDA Margin	11.8%	11.1%
(1)Represents pre-tax income recognized in connection with the Settlement (see Note 20 - Settlement Agreement to the consolidated financial statements included elsewhere in this report).
(2)Reflects fees and reimbursement of certain travel expenses under a management services agreement with SunTx (see Note 17 - Related Parties to the consolidated financial statements included elsewhere in this report).

Results of Operations — Fiscal Year Ended September 30, 2019 Compared to Fiscal Year Ended September 30, 2018
The following table sets forth selected financial data for the fiscal years ended September 30, 2019 (“fiscal 2019”) and September 30, 2018 (“fiscal 2018”):

	For the Fiscal Year Ended September 30,				Change from Fiscal Year 2018 to Fiscal Year 2019
	2019		2018
	Dollars	% of Revenues	Dollars	% of Revenues	$ Change	% Change
(in thousands, except percentages)
Revenues	$783,238	100.0%	$680,096	100.0%	$103,142	15.2%
Cost of revenues	665,285	84.9%	580,560	85.4%	84,725	14.6%
Gross profit	117,953	15.1%	99,536	14.6%	18,417	18.5%
General and administrative expenses	(62,724)	(8.0)%	(55,303)	(8.2)%	(7,421)	13.4%
Settlement income	—	—%	14,803	2.2%	(14,803)	N/A
Gain on sale of equipment, net	1,909	0.2%	2,392	0.4%	(483)	(20.2)%
Operating income	57,138	7.3%	61,428	9.0%	(4,290)	(7.0)%
Interest expense, net	(1,861)	(0.2)%	(1,270)	(0.2)%	(591)	46.5%
Other income (expense)	416	—%	(101)	—%	517	(511.9)%
Income before provision for income taxes and earnings from investment in joint venture	55,693	7.1%	60,057	8.8%	(4,364)	(7.3)%
Provision for income taxes	13,909	1.8%	10,525	1.5%	3,384	32.2%
Earnings from investment in joint venture	1,337	0.2%	1,259	0.2%	78	N/A
Net income	$43,121	5.5%	$50,791	7.5%	$(7,670)	(15.1)%
Adjusted EBITDA	$92,331	11.8%	$75,536	11.1%	$16,795	22.2%

Revenues. Revenues for fiscal 2019 increased $103.1 million, or 15.2%, to $783.2 million from $680.1 million for fiscal 2018. The increase in revenues was primarily due to a $44.6 million higher backlog at the beginning of fiscal 2019 compared to the beginning of fiscal 2018, the increase in available work in our existing markets, and $51.6 million of revenue from recent acquisitions, including (i) fiscal 2019 revenue attributable to acquisitions we completed during fiscal year 2019 and (ii) revenue earned during fiscal 2019 attributable to acquisitions that were completed during fiscal 2018 until the one-year anniversary date of such acquisitions.

Gross Profit. Gross profit for fiscal 2019 increased $18.4 million, or 18.5%, to $118.0 million from $99.5 million for fiscal 2018. The higher gross profit was the result of the 15.2% revenue increase and an increase in gross profit margin to 15.1% for fiscal 2019 from 14.6% for fiscal 2018, due to higher utilization of our plants and equipment, as well as the contribution of the liquid asphalt terminal.

General and Administrative Expenses. General and administrative expenses include costs related to our operational offices that are not allocated to direct contract costs and expenses related to our corporate offices. General and administrative expenses for fiscal 2019 increased $7.4 million, or 13.4%, to $62.7 million from $55.3 million for fiscal 2018. The increase in general and administrative expenses for fiscal 2019 compared to fiscal 2018 was primarily the result of (i) a $2.6 million increase in overhead expenses attributable to acquisitions that we completed during or subsequent to fiscal 2018, (ii) $0.7 million in costs related to the Secondary Offering, and (iii) an increase in the cost of professional services and insurance, reflecting our growth and increased reporting and regulatory requirements as a public company for a full fiscal year. General and administrative expenses as a percentage of revenue declined 0.2% from fiscal 2018 to fiscal 2019.

Interest Expense, Net. Interest expense, net for fiscal 2019 increased $0.6 million, or 46.5%, to $1.9 million compared to $1.3 million for fiscal 2018. The increase in interest expense, net reflects a $1.3 million increase in interest expense, partially offset by a $0.7 million increase in interest income. The increase in interest expense was due to (i) an increase in the average principal debt balance outstanding for fiscal 2019 compared to fiscal 2018 as a result of borrowing for an acquisition in May 2018 and an increase in interest rates, and (ii) a $0.6 million charge to interest expense related to a change in the fair value of our interest rate swaps during fiscal 2019, compared to a $0.4 million credit during fiscal 2018. The increase in interest income was due to the higher average cash balance during fiscal 2019, resulting from proceeds attributable to our IPO in May 2018 and an increase in interest rates earned on our deposits.

Settlement Income. During fiscal 2018, we recorded income of $14.8 million reflecting the net present value of future payments to be received in connection with the Settlement. Pursuant to the Settlement, we will receive aggregate net payments of approximately $15.7 million, payable in four equal installments between January 2019 and July 2020, in exchange for releasing and waiving all current and future claims against a third party.
Provision for Income Taxes. Our effective tax rate increased to 24.4% for fiscal 2019, from 17.2% for fiscal 2018. The Tax Cuts and Jobs Act (the “Tax Act”), which was effective January 1, 2018, included broad and complex changes to the United States tax code, including a reduction in the United States federal corporate income tax rate from 35.0% to 21.0%. As a result of this change, the Company recorded its income tax provision for fiscal 2018 based on a blended U.S. statutory rate of 24.5%, which represents prorated applicable tax rates before and after the effective date of the Tax Act and the effect of applicable state income taxes. The effective tax rate for fiscal 2019 reflects a federal income tax provision based on the U.S. statutory tax rate of 21.0% and the effect of applicable state income taxes. The effects of the higher blended U.S. statutory tax rate of 24.5% for fiscal 2018 compared the U.S. statutory tax rate of 21.0% for fiscal 2019 was offset by (i) a $4.6 million provisional discrete tax benefit related to the Tax Act, primarily due to an adjustment in our U.S. deferred tax liabilities by the same amount and (ii) a $1.3 million permanent tax benefit resulting from the deduction of the excess of fair market value of options exercised during fiscal 2018 over the exercise price. No such tax benefits were applicable to fiscal 2019. This net reduction in deferred tax liabilities also included the estimated impact on the Company’s net state deferred tax assets.
Earnings from Investment in Joint Venture. During fiscal 2019 and 2018, we earned $1.3 million and $1.2 million of pre-tax income, respectively, from our 50% interest in the earnings of a joint venture. We entered into the joint venture with a third party in November 2017 for the sole purpose of performing a construction project for the Alabama DOT.
Net Income. Net income decreased $7.7 million, or 15.1%, to $43.1 million for fiscal 2019 compared to $50.8 million for fiscal 2018. This decrease in net income was a result of (i) the $10.6 million settlement income, net of tax, recognized during fiscal 2018, (ii) higher general and administrative expenses during fiscal 2019 and (iii) an increase in the effective income tax rate during fiscal 2019 compared to fiscal 2018. The decrease was partially offset by an increase in gross profit, as described above.

Adjusted EBITDA and Adjusted EBITDA Margin. Adjusted EBITDA and Adjusted EBITDA Margin were $92.3 million and 11.8%, respectively, for fiscal 2019, compared to $75.5 million and 11.1%, respectively, for fiscal 2018. The increase in Adjusted EBITDA primarily results from the increase in gross profit and depreciation for fiscal 2019 compared to fiscal 2018, partially offset by an increase in general and administrative expense and a decline in gain on sale of equipment. The increase in the Adjusted EBITDA Margin is the result of a higher gross profit percentage and a lower general and administrative expenses as a percentage of revenue in fiscal 2019 compared to fiscal 2018, partially offset by a decline in the gain on sale of equipment. For a description of Adjusted EBITDA and Adjusted EBITDA Margin, as well as a reconciliation of Adjusted EBITDA to net income, see “How We Assess Performance of Our Business.”

Inflation and Price Changes
Inflation had an immaterial impact on our results of operations for the fiscal years ended September 30, 2019 and 2018 due to relatively low inflation in the United States in recent years and our ability to recover increasing costs by obtaining higher prices for our products, including sale price escalator clauses in most of our public infrastructure sector contracts. Inflation risk varies with the level of activity in our industry, the number, size and strength of competitors and the availability of products to supply a local market.
Liquidity and Capital Resources
Cash Flows Analysis
The following table sets forth our cash flows for the periods indicated (in thousands):

	For the Fiscal Year Ended September 30,
	2019	2018
Net cash provided by operating activities, net of acquisitions	$55,274	$66,121
Net cash used in investing activities	(60,225)	(89,592)
Net cash provided by (used in) financing activities	(13,567)	95,061
Net change in cash and cash equivalents	$(18,518)	$71,590

Operating Activities
Cash provided by operating activities, net of acquisitions, was $55.3 million for fiscal 2019, a decrease of $10.8 million compared to $66.1 million for fiscal 2018. The decrease was primarily due to a $7.7 million decrease in net income for fiscal 2019 compared to fiscal 2018 and a $13.4 million reduction in changes in operating assets and liabilities, partially offset by a $10.2 million increase in adjustments to reconcile net income to cash flows from operating activities for those same periods. The changes in operating assets and liabilities included (i) a $20.6 million increase in contracts receivable including retainage for fiscal 2019 compared to a $9.3 million decrease for fiscal 2018 due to higher overall revenue, (ii) a $8.8 million increase in inventory, of which $6.5 million related to our acquisition and operation of a liquid asphalt terminal and other acquisitions during fiscal 2019, (iii) a $1.0 million decrease in other current assets for fiscal 2019 compared to a $8.9 million increase for fiscal 2018, primarily due to our recognition of $7.9 million of receivables during fiscal 2018 in connection with Settlement income, (iv) an $8.0 million decrease in other assets for fiscal 2019 compared to a $7.9 million increase for fiscal 2018, primarily reflecting recognition of receivables in connection with Settlement income during fiscal 2018 and $7.2 million in payments received pursuant to the Settlement during fiscal 2019, (v) a $7.6 million decrease in net billing in excess of costs and estimated earnings on uncompleted contracts for fiscal 2019 compared to a $2.0 million increase for fiscal 2018, primarily due to the timing of performing and closing the projects, and (vi) a $2.1 increase in accrued expenses and other current liabilities for fiscal 2019 compared to a $4.8 million decrease for fiscal 2018.

Investing Activities
Cash used in investing activities was $60.2 million for fiscal 2019 compared to $89.6 million for fiscal 2018. The decrease reflects (i) a $37.5 million decrease in cash used in business acquisitions, net of cash acquired during fiscal 2019 compared to fiscal 2018, (ii) a $2.5 million distribution received from a joint venture investment during fiscal 2019, and (iii) a partial offset by a $10.9 million purchase of a liquid asphalt terminal during fiscal 2019.
Financing Activities
Cash used by financing activities was $13.6 million for fiscal 2019 compared to $95.1 million of cash provided in financing activities during fiscal 2018. Fiscal 2018 included $98.0 million of proceeds from our IPO, net of offering costs.
BBVA Credit Agreement
We and each of our subsidiaries are parties to the BBVA Credit Agreement. The BBVA Credit Agreement provides for the Term Loan and the Revolving Credit Facility. At September 30, 2019 and 2018, we had $44.7 million and $57.3 million, respectively, of principal outstanding under the Term Loan, $5.0 million and $5.0 million, respectively, of principal outstanding under the Revolving Credit Facility, and availability of $14.4 million and $14.0 million, respectively, under the Revolving Credit Facility, including reduction for outstanding letters of credit. The obligations of our subsidiaries under the Term Loan and the Revolving Credit Facility are secured by a first priority security interest in substantially all of our assets and are guaranteed by the Company, as the ultimate parent company of the borrower entities.
In August 2019, the BBVA Credit Agreement was amended to, among other things, modify the interest rate and fee structure, as well as the repayment schedule and amounts. Currently, the BBVA Credit Agreement provides for a four-tier escalating interest rate for both the Term Loan and the Revolving Credit Facility that is tied to the London Interbank Offered Rate (“LIBOR”). The baseline rate for such borrowings is LIBOR plus 1.20%, and the rate may increase up to LIBOR plus 1.70% if the Company’s consolidated leverage ratio exceeds 2.00%. Prior to the August 2019 amendment, the interest rate on any particular borrowing was calculated based on one of several indices set forth in the agreement, plus an applied markup of 2.0% to 2.25%. At September 30, 2019 and 2018, the interest rate on outstanding borrowings under the Term Loan and Revolving Credit Facility was 3.244% and 4.242%, respectively. Principal repayments under the Term Loan are made in quarterly installments in an amount equal to 2.50% of the original amount borrowed, a reduction from the 5.00% rate that we paid prior to the August 2019 amendment. We pay a commitment fee of 0.20% per annum on the aggregate unused commitment amount under the Revolving Credit Facility, a reduction from 0.35% prior to the August 2019 amendment, as well as fees with respect to any letters of credit issued thereunder. As of September 30, 2019, all amounts borrowed under the BBVA Credit Agreement were scheduled to mature on July 1, 2022.
The BBVA Credit Agreement contains usual and customary negative covenants for agreements of this type, including, but not limited to, restrictions on the Company’s ability to make acquisitions, make loans or advances, make capital expenditures and investments, pay dividends, create or incur indebtedness, create liens, wind up or dissolve, consolidate, merge or liquidate, or sell, transfer or dispose of assets. The BBVA Credit Agreement also requires the Company to satisfy certain financial covenants, including a minimum fixed charge coverage ratio of 1.20-to-1.00 and a maximum consolidated leverage ratio of 2.75-to-1.00, subject to certain adjustments. Prior to the August 2019 amendment, the maximum consolidated leverage ratio was 2.00-to-1.00. At September 30, 2019 and 2018, our fixed charge ratio was 4.04-to-1.00 and 1.51-to-1.00, respectively, and our consolidated leverage ratio was 0.66-to-1.00 and 0.88-to-1.00, respectively. At both September 30, 2019 and 2018, the Company was in compliance with all covenants under the BBVA Credit Agreement.

From time to time, we have entered into interest rate swap agreements to hedge against the risk of changes in interest rates. On June 30, 2017, we entered into an interest rate swap agreement with a notional amount of $25.0 million, under which we pay a fixed percentage rate of 2.015% and receive a credit based on the applicable LIBOR rate. On May 15, 2018, we entered into an additional $11.0 million notional interest rate swap agreement applicable to the $22.0 million amount borrowed under the Term Loan on that date, under which we pay a fixed percentage rate of 3.01% and receive a credit based on the applicable LIBOR rate. These interest rate swap agreements do not meet the criteria for hedge accounting treatment in accordance with GAAP. At September 30, 2019 and 2018, the aggregate notional value of these interest rate swap agreements was $21.5 million and $28.7 million, respectively, and the fair value was $(0.3) million and $0.3 million, respectively, which is included within other assets or other liabilities on our Consolidated Balance Sheets.
The BBVA Credit Agreement was amended subsequent to September 30, 2019. For more information about the amendment, see Note 22 - Subsequent Events to the consolidated financial statements included elsewhere in this report.
Capital Requirements and Sources of Liquidity
During fiscal 2019 and fiscal 2018, our capital expenditures were approximately $42.5 million and $42.8 million, respectively. Our capital expenditures are typically made during the same fiscal year in which they are approved.  At September 30, 2019, our commitments for capital expenditures were not material to our financial condition or results of operations on a consolidated basis. For fiscal 2020, we expect total capital expenditures to be $44.0 million to $47.0 million, excluding amounts paid to purchase certain equipment previously subject to operating leases during the first quarter of fiscal 2020. For more information on these purchases, see Note 22 - Subsequent Events. Our capital expenditure budget is an estimate and is subject to change. As described further below, we believe that cash flows from operations combined with existing cash on hand and amounts available under our credit facilities will be sufficient to fund our working capital needs and planned capital expenditures for the next 12 months.
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
We believe that our operating cash flow and available borrowings under the Revolving Credit Facility will be sufficient to fund our operations for at least the next 12 months. However, future cash flows are subject to a number of variables, and significant additional capital expenditures will be required to conduct our operations. There can be no assurance that operations and other capital resources will provide cash in sufficient amounts to maintain planned or future levels of capital expenditures. In the event that we make one or more acquisitions and the amount of capital required is greater than the amount we have available for acquisitions at that time, we could be required to reduce the expected level of capital expenditures and/or seek additional capital. If we seek additional capital, we may do so through borrowings under the Revolving Credit Facility, joint ventures, asset sales, offerings of debt or equity securities or other means. We cannot guarantee that this additional capital will be available on acceptable terms or at all. If we are unable to obtain the funds we need, we may not be able to complete acquisitions that may be favorable to us or finance the capital expenditures necessary to conduct our operations.
Off-Balance Sheet Arrangements
We enter into operating leases for property and equipment in the normal course of business. See Note 18 - Commitments and Contingencies to our consolidated financial statements included elsewhere in this report for additional information. Other than the operating leases described therein, we do not currently have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that would be material to investors.

Critical Accounting Policies and Estimates
The discussion of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We evaluate our estimates and assumptions on an ongoing basis. The results of our analysis form the basis for making assumptions about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions, and the impact of such differences may be material to our consolidated financial statements.
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
Revenue Recognition
The majority of our public construction contracts are fixed unit price contracts. Under fixed unit price contracts, we are committed to providing materials or services required by a contract at fixed unit prices (for example, dollars per ton of asphalt placed). Our private customer contracts are primarily fixed total price contracts, also known as lump sum contracts, which require that the total amount of work be performed for a single price. Revenues from these construction contracts are recognized as performance obligations are satisfied over time (formerly known as the percentage-of-completion method), measured by the relationship of total cost incurred compared to total estimated contract costs (cost-to-cost input method). Under this method, revenues are recognized as costs are incurred in an amount equal to cost plus the related expected profit based on the ratio of costs incurred to estimated final costs. This cost-to-cost method is used because management considers it to be the best available measure of progress on these contracts. Contract costs consist of direct costs on contracts, including labor, materials, amounts payable to subcontractors and those indirect costs related to contract performance, such as equipment costs, insurance and employee benefits. Contract cost is recorded as incurred, and revisions in contract revenues and cost estimates are reflected in the accounting period when known. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions and estimated profitability, including those changes arising from contract change orders, penalty provisions and final contract settlements may result in revisions to costs and income and are recognized in the period in which the revisions are determined.
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
The accuracy of our revenue and profit recognition in a given period depends on the accuracy of our estimates of the cost to complete each project. Cost estimates for all of our projects use a detailed approach, and we believe our experience allows us to create materially reliable estimates. There are a number of factors that can contribute to changes in estimates of contract cost and profitability. The most significant of these include:
•the completeness and accuracy of the original bid;
•costs associated with scope changes;
•changes in costs of labor and/or materials;
•extended overhead and other costs due to owner, weather and other delays;
•subcontractor performance issues;
•changes in productivity expectations;
•site conditions that differ from those assumed in the original bid;
•changes from original design on design-build projects;
•the availability and skill level of workers in the geographic location of the project;
•a change in the availability and proximity of equipment and materials;
•our ability to fully and promptly recover on affirmative claims and back charges for additional contract costs; and
•the customer’s ability to properly administer the contract.
The foregoing factors, as well as the stage of completion of contracts in process and the mix of contracts at different margins, may cause fluctuations in gross profit between periods, and these fluctuations may be significant.
Contracts Receivable, Including Retainage
Contracts receivable are generally based on amounts billed to the customer and currently due in accordance with our contracts. Many of the contracts under which we perform work contain retainage provisions. Retainage refers to amounts that we have billed to the customer, but are being held for payment by the customer pending satisfactory completion of the project. Retainage on active contracts is classified as a current asset regardless of the term of the contract and is generally collected within one year of the completion of a contract. At September 30, 2019 and 2018, contracts receivable included $19.8 million and $16.8 million, respectively, of retainage, which was being contractually withheld by customers until completion of the associated contracts.
Because the majority of our construction contracts are entered into with federal, state or municipal government customers, credit risk is minimal. We confirm that funds have been appropriated by the government project owner prior to commencing work on such projects. While most of our public contracts are subject to termination at the election of the government entity, in the event of any such termination, we are entitled to receive the contract price for completed work and reimbursement of termination-related costs. Credit risk with private owners is minimized because of statutory mechanic’s liens, which give us high priority in the event of lien foreclosures following financial difficulties of private owners. We maintain an allowance for doubtful accounts, which has historically been sufficient to cover accounts that are not collected.
Valuation of Long-Lived Assets and Goodwill
Long-lived assets, which include property, equipment and acquired intangible assets, such as goodwill, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment evaluations involve fair values and management estimates of useful asset lives and future cash flows. Actual useful lives and cash flows could be different from those estimated by management, and this could have a material effect on our operating results and financial position. For the fiscal years ended September 30, 2019 and 2018, there were no events or changes in circumstances that would indicate a material impairment of our long-lived assets.

Goodwill must be tested for impairment at least annually. We performed our most recent annual impairment test of goodwill on July 1, 2019. Our test indicated that there was no impairment of goodwill. We first evaluate our market capitalization compared to the net assets of the Company overall. Our final determination of valuation is impacted by a number of factors, but the key factors are the price of our common stock, recently completed transactions from both public companies and private transactions and our estimated forecast of future cash flows.
The valuation approaches contain uncertainty regarding the estimates used. Our market capitalization could be impacted because we are a controlled company, which impacts the control premium we apply to the market price of our common stock. One of the largest uncertainties relates to federal, state and local government spending, which management expects to increase in the upcoming years. There are a number of other uncertainties with respect to our future financial performance that could impact estimated future cash flows, including those discussed under the heading “Risk Factors” elsewhere in this report. Based on our valuation approaches, we determined that our one reporting unit substantially exceeded its carrying value, and thus concluded that the carrying value of goodwill was not impaired at July 1, 2019 or 2018. At September 30, 2019 and 2018, we had goodwill with a carrying amount of $38.5 million and $32.9 million, respectively.
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
On the basis of our evaluations, at September 30, 2019 and 2018, no valuation allowance was recorded on our net deferred tax assets, and we had no material uncertain tax positions. If our estimates or assumptions regarding our current and deferred tax items are inaccurate or are modified, these changes could have potentially material impacts on our earnings.
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
Share-Based Payments and Other Equity Transactions
Our equity incentive plans are administered by the Compensation Committee of our Board of Directors. We account for our equity-based compensation plans using a fair value-based method of accounting, whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is typically the vesting period.
Other Accounting Policies and New Accounting Pronouncements
See Note 2 – Significant Accounting Policies and Note 3 – Accounting Standards, to the consolidated financial statements for the fiscal year ended September 30, 2019, which are contained in Part II, Item 8 of this report and are incorporated by reference herein.
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
Interest Rate Risk
We are exposed to interest rate risk on certain of our short- and long-term debt obligations used to finance our operations and acquisitions. We have LIBOR-based floating rate borrowings under the BBVA Credit Agreement, which expose us to variability in interest payments due to changes in the reference interest rates. From time to time, we use derivative instruments as hedges against the impact of interest rate changes on future earnings and cash flows. In order to hedge against changes in interest rates and to manage fluctuations in cash flows resulting from interest rate risk, on June 30, 2017, we entered into an amortizing interest rate swap agreement applicable to $25.0 million outstanding debt under the Term Loan, for which we pay a fixed rate of 2.015% and receive a credit based on the applicable LIBOR rate. In connection with the amendment to the BBVA Credit Agreement and the additional borrowing on May 15, 2018, we entered into an additional $11.0 million notional interest rate swap agreement applicable to the $22.0 million additional debt under the Term Loan. Under this additional swap agreement, we pay a fixed percentage rate of 3.01% and receive a credit based on the applicable LIBOR rate.
At September 30, 2019, we had a total of $49.7 million of variable rate borrowings outstanding. Holding other factors constant and absent the interest rate swap agreements described above, a hypothetical 1% change in our borrowing rates would result in a $0.5 million change in our annual interest expense based on our variable rate debt at September 30, 2019.

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

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Construction Partners, Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Construction Partners, Inc. and its subsidiaries (the Company) as of September 30, 2019 and 2018, the related consolidated statements of income, stockholders’ equity and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2019 and 2018, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ RSM US LLP

We have served as the Company’s auditor since 2017.

Birmingham, Alabama
December 13, 2019

CONSTRUCTION PARTNERS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	September 30,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$80,619	$99,137
Contracts receivable including retainage, net	139,882	120,291
Costs and estimated earnings in excess of billings on uncompleted contracts	12,030	9,334
Inventories	34,291	24,556
Prepaid expenses and other current assets	13,144	14,137
Total current assets	279,966	267,455

Property, plant and equipment, net	205,870	178,692
Goodwill	38,546	32,919
Intangible assets, net	3,434	3,735
Investment in joint venture	496	1,659
Other assets	2,284	10,270
Deferred income taxes, net	1,173	1,580
Total assets	$531,769	$496,310
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$70,442	$63,510
Billings in excess of costs and estimated earnings on uncompleted contracts	31,115	38,738
Current maturities of debt	7,538	14,773
Accrued expenses and other current liabilities	19,078	17,520
Total current liabilities	128,173	134,541
Long-term liabilities:
Long-term debt, net of current maturities	42,458	48,115
Deferred income taxes, net	11,480	8,890
Other long-term liabilities	6,108	5,295
Total long-term liabilities	60,046	62,300
Total liabilities	188,219	196,841
Commitments and contingencies
Stockholders’ Equity:
Preferred stock, par value $0.001; 10,000,000 shares authorized at September 30, 2019 and September 30, 2018 and no shares issued and outstanding	—	—
Class A common stock, par value $0.001; 400,000,000 shares authorized, 32,597,736 shares issued and outstanding at September 30, 2019, and 11,950,000 shares issued and outstanding at September 30, 2018	33	12
Class B common stock, par value $0.001; 100,000,000 shares authorized, 22,106,961 shares issued and 19,184,009 shares outstanding at September 30, 2019, and 42,387,571 issued and 39,464,619 outstanding at September 30, 2018	22	42
Additional paid-in capital	243,452	242,493
Treasury stock, at cost, 2,922,952 shares of Class B common stock, par value $0.001	(15,603)	(15,603)
Retained earnings	115,646	72,525
Total stockholders’ equity	343,550	299,469
Total liabilities and stockholders’ equity	$531,769	$496,310

See notes to consolidated financial statements.

CONSTRUCTION PARTNERS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share and per share data)

	For the Fiscal Year Ended September 30,
	2019	2018
Revenues	$783,238	$680,096
Cost of revenues	665,285	580,560
Gross profit	117,953	99,536
General and administrative expenses	(62,724)	(55,303)
Settlement income	—	14,803
Gain on sale of equipment, net	1,909	2,392
Operating income	57,138	61,428
Interest expense, net	(1,861)	(1,270)
Other income (expense)	416	(101)
Income before provision for income taxes and earnings from investment in joint venture	55,693	60,057
Provision for income taxes	13,909	10,525
Earnings from investment in joint venture	1,337	1,259
Net income	$43,121	$50,791

Net income per share attributable to common stockholders:
Basic	$0.84	$1.11
Diluted	$0.84	$1.11

Weighted average number of common shares outstanding:
Basic	51,421,159	45,605,845
Diluted	51,427,220	45,919,648

See notes to consolidated financial statements.

CONSTRUCTION PARTNERS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)

	Common Stock		Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Treasury Stock	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, September 30, 2017	44,987,575	$45	—	$—	—	$—	$142,385	$(11,983)	$21,734	$152,181
Reclassification of common stock	(44,987,575)	(45)	—	—	44,987,571	45	—	—	—	—
Initial public offering of Class A common stock, net of offering costs	—	—	9,350,000	9	—	—	98,000	—	—	98,009
Conversion of Class B common stock to Class A common stock	—	—	2,600,000	3	(2,600,000)	(3)	—	—	—	—
Issuance of restricted shares from treasury	—	—	—	—	—	—	(453)	458	—	5
Cashless option exercise	—	—	—	—	—	—	1,586	(4,078)	—	(2,492)
Equity-based compensation expense	—	—	—	—	—	—	975	—	—	975
Net income	—	—	—	—	—	—	—	—	50,791	50,791
Balance, September 30, 2018	—	—	11,950,000	12	42,387,571	42	242,493	(15,603)	72,525	299,469
Conversion of Class B common stock to Class A common stock	—	—	20,355,202	20	(20,355,202)	(20)	—	—	—	—
Issuance of stock grant awards	—	—	292,534	—	—	—	—	—	—	—
Stock option exercise	—	—	—	—	74,592	—	3	—	—	3
Equity-based compensation expense	—	—	—	—	—	—	957	—	—	957
Net income	—	—	—	—	—	—	—	—	43,121	43,121
Balance, September 30, 2019	—	$—	32,597,736	$33	22,106,961	$22	$243,452	$(15,603)	$115,646	$343,550

See notes to consolidated financial statements.

CONSTRUCTION PARTNERS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Fiscal Year Ended September 30,
	2019	2018
Cash flows from operating activities:
Net income	$43,121	$50,791
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization of long-lived assets	31,231	25,321
Amortization of deferred debt issuance costs	109	94
Provision for bad debt	995	604
Gain on sale of equipment	(1,909)	(2,392)
Equity-based compensation expense	957	975
Earnings from investment in joint venture	(1,337)	(1,259)
Deferred income taxes	2,997	(481)
Changes in operating assets and liabilities:
Contracts receivable including retainage, net	(20,586)	9,273
Costs and estimated earnings in excess of billings on uncompleted contracts	(2,696)	(2,955)
Inventories	(8,826)	(2,746)
Prepaid expenses and other current assets	993	(8,886)
Other assets	7,986	(7,787)
Accounts payable	6,932	7,462
Billings in excess of costs and estimated earnings on uncompleted contracts	(7,623)	2,041
Accrued expenses and other current liabilities	2,117	(4,778)
Other long-term liabilities	813	844
Net cash provided by operating activities, net of acquisitions	55,274	66,121
Cash flows from investing activities:
Purchases of property, plant and equipment	(42,479)	(42,804)
Acquisition of liquid asphalt terminal assets	(10,848)	—
Proceeds from sale of equipment	4,456	4,931
Business acquisitions, net of cash acquired	(13,854)	(51,319)
Investment in joint venture	—	(400)
Distributions received from investment in joint venture	2,500	—
Net cash used in investing activities	(60,225)	(89,592)
Cash flows from financing activities:
Repayments on revolving credit facility	—	(5,000)
Proceeds from issuance of long-term debt, net of debt issuance costs and discount	—	21,917
Repayments of long-term debt	(13,001)	(12,361)
Payment to seller of pre-acquisition balance due	—	(4,940)
Payment of treasury stock purchase obligation	(569)	(2,569)
Proceeds from initial public offering of Class A common stock, net of offering costs	—	98,009
Proceeds from sale of stock	3	5
Net cash (used in) provided by financing activities	(13,567)	95,061
Net change in cash and cash equivalents	(18,518)	71,590
Cash and cash equivalents:
Beginning of period	99,137	27,547
End of period	$80,619	$99,137

Supplemental cash flow information:
Cash paid for interest	$2,639	$2,336
Cash paid for income taxes	$9,119	$14,357
Non-cash items:
Property, plant and equipment financed with accounts payable	$904	$395

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - General
Business Description
Construction Partners, Inc. (the “Company”) is a leading infrastructure and road construction company operating in Alabama, Florida, Georgia, North Carolina and South Carolina through its wholly owned subsidiaries. The Company provides site development, paving, utility and drainage systems services, as well as hot mix asphalt (“HMA”), aggregates, ready-mix concrete, and liquid asphalt cement supply. The Company executes projects for a mix of private, municipal, state, and federal customers that are both privately and publicly funded. The majority of the work is performed under fixed unit price contracts and, to a lesser extent, fixed total price contracts.
The Company was formed as a Delaware corporation in 2007 as a holding company for its wholly owned subsidiary, Construction Partners Holdings, Inc. (“CPHI”), a Delaware corporation incorporated in 1999 that began operations in 2001, to execute an acquisition growth strategy in the HMA paving and construction industry. SunTx Capital Partners (“SunTx”), a private equity firm based in Dallas, Texas, is the Company’s majority investor and has owned a controlling interest in the Company’s stock since the Company’s inception.
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
Common share and per share amounts have been retroactively adjusted for all periods presented to give effect to the Stock Split described in Note 12 - Equity.
Emerging Growth Company
The Company is an “emerging growth company” as defined by the Jumpstart Our Business Startups Act (the “JOBS Act”) enacted in April 2012. As an emerging growth company, the Company could have taken advantage of an exemption that would have allowed the Company to wait to comply with new or revised financial accounting standards until the effective date of such standards for private companies. However, the Company has irrevocably elected to opt out of such extended transition period, which means that when a new or revised standard has different effective dates for public and private companies, the Company is required to adopt the standard at the effective date applicable to public companies that are not emerging growth companies.
Cash and Cash Equivalents
Cash consists principally of currency on hand and demand deposits at commercial banks. Cash equivalents are short-term, highly liquid investments that are both readily convertible to known amounts of cash, and are so near their maturity that they present insignificant risk of changes in value because of changes in interest rates. Cash equivalents include investments with original maturities of three months or less. The Company maintains demand accounts, money market accounts and certificates of deposit at several banks. From time to time, account balances have exceeded the maximum available federal deposit insurance coverage limit. The Company has not experienced any losses in such accounts and regularly monitors its credit risk.
Contracts Receivable Including Retainage, net
Contracts receivable are generally based on amounts billed and currently due from customers, amounts currently due but unbilled, and amounts retained by the customer pending completion of a project. It is common in the Company’s industry for a small portion of either progress billings or the contract price, typically 10%, to be withheld by the customer until the Company completes a project to the satisfaction of the customer in accordance with contract terms. Such amounts, defined as retainage, represent a contract asset and are included on the Consolidated Balance Sheet as “Contracts receivable including retainage, net.” Based on the Company’s experience with similar contracts in recent years, billings for such retainage balances are generally collected within one year of the completion of the project.
The carrying value of contracts receivable including retainage, net of the allowance for doubtful accounts represents their estimated net realizable value. Management provides for uncollectible accounts through a charge to earnings and a credit to the allowance for doubtful accounts based on its assessment of the current status of individual accounts, type of service performed, and current economic conditions. Balances that are still outstanding after management has used reasonable collection efforts are written off through a charge to the allowance for doubtful accounts and an adjustment of the contract receivable.
Contract Assets and Contract Liabilities
Billing practices for the Company’s contracts are governed by the contract terms of each project based on (i) progress toward completion approved by the owner, (ii) achievement of milestones or (iii) pre-agreed schedules. Billings do not necessarily correlate with revenues recognized under the cost-to-cost input method (formerly known as the percentage-of-completion method). The Company records contract assets and contract liabilities to account for these differences in timing.
The contract asset, “Costs and estimated earnings in excess of billings on uncompleted contracts,” arises when the Company recognizes revenues for services performed under its construction projects, but the Company is not yet entitled to bill the customer under the terms of the contract. Amounts billed to customers are excluded from this asset and reflected on the Consolidated Balance Sheet as “Contracts receivable including retainage, net.” Included in costs and estimated earnings on uncompleted contracts are amounts the Company seeks or will seek to collect from customers or others for (i) errors, (ii) changes in contract specifications or design, (iii) contract change orders in dispute, unapproved as to scope and price, or (iv) other customer-related causes of unanticipated additional contract costs (such as claims). Such amounts are recorded to the extent that the amount can be reasonably estimated and recovery is probable. Claims and unapproved change orders made by the Company may involve negotiation and, in rare cases, litigation. Unapproved change orders and claims also involve the use of estimates, and revenues associated with unapproved change orders and claims are included in the transaction price for which it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty is resolved. The Company did not recognize any material amounts associated with claims and unapproved change orders during the periods presented.
The contract liability, “Billings in excess of costs and estimated earnings on uncompleted contracts,” represents the Company’s obligation to transfer goods or services to a customer for which the Company has been paid by the customer or for which the Company has billed the customer under the terms of the contract. Revenue for future services reflected in this account are recognized, and the liability is reduced, as the Company subsequently satisfies the performance obligation under the contract.
Costs and estimated earnings in excess of billings on uncompleted contracts and billings in excess of costs and estimated earnings on uncompleted contracts are typically resolved within one year and are not considered significant financing components.
Concentration of Risks
Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of contracts receivable including retainage. In the normal course of business, the Company provides credit to its customers and does not generally require collateral. The Company monitors concentrations of credit risk associated with these receivables on an ongoing basis. The Company has not historically experienced significant credit losses, due primarily to management’s assessment of customers’ credit ratings. The Company principally deals with recurring customers, state and local governments and well-known local companies whose reputations are known to management. The Company performs credit checks for significant new customers and generally requires progress payments for significant projects. The Company generally has the ability to file liens against the property if payments are not made on a timely basis. No single customer accounted for more than 10% of the Company’s contracts receivable including retainage, net balance at September 30, 2019 or September 30, 2018.
Projects performed for various Departments of Transportation accounted for 40.4% and 42.9% of consolidated revenues for the fiscal years ended September 30, 2019 and 2018, respectively. Two customers accounted for more than 10% of consolidated revenues for the fiscal years ended September 30, 2019 and 2018, as follows:

	% of Consolidated Revenues for the Fiscal Year Ended September 30,
	2019	2018
Alabama Department of Transportation	13.8%	15.1%
North Carolina Department of Transportation	13.1%	13.3%

Inventories
The Company’s inventories are stated at the lower of cost or net realizable value and are accounted for on an average cost basis or a first-in, first-out cost basis. The cost of inventory includes the cost of material, labor, trucking and other equipment costs associated with procuring and transporting materials to HMA plants for production and delivery to customers. Inventories consist primarily of raw materials, including asphalt cement, aggregate and millings that the Company expects to utilize on construction projects within one year.
Revenues from Contracts with Customers
The Company derives all of its revenues from contracts with its customers, predominantly by performing construction services for both public and private infrastructure projects, with an emphasis on highways, roads, bridges, airports and commercial and residential developments. These projects are performed for a mix of federal, state, municipal and private customers. In addition, the Company generates revenues from the sale of construction materials, including HMA, aggregates, liquid asphalt and ready-mix concrete to third-party public and private customers pursuant to contracts with those customers. The following table reflects, for the periods presented, (i) revenues generated from public infrastructure construction projects and the sale of construction materials to public customers and (ii) revenues generated from private infrastructure construction projects and the sale of construction materials to private customers.

	% of Consolidated Revenues for the Fiscal Year Ended September 30,
	2019	2018
Private	30.7%	28.6%
Public	69.3%	71.4%
Revenues derived from construction projects are recognized over time as the Company satisfies its performance obligations by transferring control of the asset created or enhanced by the project to the customer. Recognition of revenues and cost of revenues for construction projects requires significant judgment by management, including, among other things, estimating total costs expected to be incurred to complete a project and measuring progress toward completion. Management reviews contract estimates regularly to assess revisions of estimated costs to complete a project and measurement of progress toward completion. Revisions in estimates related to amounts recorded in prior periods resulted in the Company recording net increases in revenues of $3.8 million and $6.9 million during the fiscal years ended September 30, 2019 and 2018, respectively.
Management believes the Company maintains reasonable estimates based on prior experience; however, many factors contribute to changes in estimates of contract costs. Accordingly, estimates made with respect to uncompleted projects are subject to change as each project progresses and better estimates of contract costs become available. All contract costs are recorded as incurred, and revisions to estimated total costs are reflected as soon as the obligation to perform is determined. Provisions are recognized for the full amount of estimated losses on uncompleted contracts whenever evidence indicates that the estimated total cost of a contract exceeds its estimated total revenue, regardless of the stage of completion. When the Company incurs additional costs related to work performed by subcontractors, the Company may be able to utilize contractual provisions to back charge the subcontractors for those costs. A reduction to costs related to back charges is recognized when estimated recovery is probable and the amount can be reasonably estimated. Contract costs consist of (i) direct costs on contracts, including labor, materials, and amounts payable to subcontractors and (ii) indirect costs related to contract performance, such as insurance, employee benefits, and equipment (primarily depreciation, fuel, maintenance and repairs).
Progress toward completion is estimated using the input method, measured by the relationship of total cost incurred through the measurement date to total estimated costs required to complete the project (cost-to-cost method). The Company believes this method best depicts the transfer of goods and services to the customer because it represents satisfaction of the Company’s performance obligation under the contract, which occurs as the Company incurs costs. The Company measures percentage of completion based on the performance of a single performance obligation under its construction projects. Each of the Company’s construction contracts represents a single performance obligation to complete a defined construction project. This is because goods and services promised for delivery to a customer are not distinct, as the customer cannot benefit from any individual portion of the services on its own. All deliverables under a contract are part of a project defined by a customer and represent a series of integrated goods and services that have the same pattern of delivery to the customer and use the same measure of progress toward satisfaction of the performance obligation as the customer’s asset is created or enhanced by the Company. The Company’s obligation is not satisfied until the entire project is complete.
Revenue recognized during a reporting period is based on the cost-to-cost input method applied to the total transaction price, including adjustments for variable consideration, such as liquidated damages, penalties or bonuses, related to the timeliness or quality of project performance. The Company includes variable consideration in the estimated transaction price at the most likely amount to which the

Company expects to be entitled or the most likely amount the Company expects to incur, in the case of liquidated damages or penalties. Such amounts are included in the transaction price for which it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty is resolved. The Company accounts for changes to the estimated transaction price using a cumulative catch-up adjustment.

The majority of the Company’s public construction contracts are fixed unit price contracts. Under fixed unit price contracts, the Company is committed to providing materials or services required by a contract at fixed unit prices (for example, dollars per ton of asphalt placed). The Company’s private customer contracts are primarily fixed total price contracts, also known as lump sum contracts, which require that the total amount of work be performed for a single price. Contract cost is recorded as incurred, and revisions in contract revenue and cost estimates are reflected in the accounting period when known. Changes in job performance, job conditions and estimated profitability, including those changes arising from contract change orders, penalty provisions and final contract settlements, may result in revisions to estimated revenues and costs and are recognized in the period in which the revisions are determined.
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

Revenues derived from the sale of HMA, aggregates, ready-mix concrete, and liquid asphalt are recognized at a point in time, which is when control of the product is transferred to the customer. Generally, that point in time is when the customer accepts delivery at its facility or receives product in its own transport vehicles from one of the Company’s HMA plants. Upon purchase, the Company generally provides an invoice or similar document detailing the goods transferred to the customer. The Company generally offers payment terms customary in the industry, which typically require payment ranging from point-of-sale to 30 days following purchase.
Fair Value Measurements
The Company measures and discloses certain financial assets and liabilities at fair value. The Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurements and Disclosures, defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Inputs used to measure fair value are classified using the following hierarchy:
Level 1. Unadjusted quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.
Level 2. Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly through corroboration with observable market data.
Level 3. Inputs are unobservable for the asset or liability and include situations in which there is little, if any, market activity for the asset or liability. The inputs used in the determination of fair value are based on the best information available under the circumstances and may require significant management judgment or estimation.
The Company endeavors to utilize the best available information in measuring fair value.
The Company’s financial instruments include cash and cash equivalents, contracts receivable including retainage and accounts payable reflected as current assets and current liabilities on its Consolidated Balance Sheets at September 30, 2019 and 2018. Due to the short-term nature of these instruments, management considers their carrying value to approximate their fair value.
The Company also has term loans and a revolving credit facility, as described in Note 11 - Debt. The carrying value of amounts outstanding under these credit facilities is reflected as long-term debt, net of current maturities and current maturities of debt on the Company’s Consolidated Balance Sheets at September 30, 2019 and 2018. Due to the variable rate or short-term nature of these instruments, management considers their carrying value to approximate their fair value.
Management applies fair value measurement guidance to its impairment analysis for tangible and intangible assets.

Property, Plant and Equipment
Property, plant and equipment are recorded at cost and depreciated on a straight-line basis over their estimated useful lives. Leasehold improvements for operating leases are amortized over the lesser of the term of the related lease or the estimated useful lives of the improvements. Quarry reserves are depleted in accordance with the units-of-production method as aggregate is extracted, using the initial allocation of cost based on proven and probable reserves. Routine repair and maintenance costs are expensed as incurred. Asset improvements are capitalized at cost and amortized over the remaining useful life of the related asset.
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
Impairment of Long-Lived Assets
The carrying value of property, plant and equipment and intangible assets subject to amortization is evaluated whenever events or changes in circumstances indicate that the carrying amount of such assets, or an asset group, may not be recoverable. Events or circumstances that might cause management to perform impairment testing include, but are not limited to, (i) a significant decrease in the market price of an asset, (ii) a significant adverse change in the extent or manner in which an asset is used or in its physical condition, (iii) an accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of an asset, (iv) an operating or cash flow performance combined with a history of operating or cash flow losses or a forecast that demonstrates continuing losses associated with the use of an asset, and (v) an expectation that an asset will be disposed of significantly before the end of its previously estimated useful life. If indicators of potential impairment are present, management performs a recoverability test and, if necessary, records an impairment loss. If the total estimated future undiscounted cash flows to be generated from the use and ultimate disposition of an asset or asset group is less than its carrying value, an impairment loss is recorded in the Company’s results of operations, measured as the amount required to reduce the carrying value to fair value. Fair value is determined in accordance with the best available information based on the hierarchy described under “Fair Value Measurements” above. For example, the Company would first seek to identify quoted prices or other observable market data. If observable data is not available, management would apply the best available information under the circumstances to a technique such as a discounted cash flow model to estimate fair value. Impairment analysis involves estimates and the use of assumptions in connection with judgments made in forecasting long-term estimated inflows and outflows resulting from the use and ultimate disposition of an asset, and determining the ultimate useful lives of assets. Actual results may differ from these estimates using different assumptions, which could materially impact the results of an impairment assessment.
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
Annually, on the first day of the Company’s fourth fiscal quarter, management performs an analysis of the carrying value of goodwill at its reporting unit for potential impairment. In accordance with GAAP, the Company may assess its goodwill for impairment initially using a qualitative approach to determine whether conditions exist to indicate that it is more likely than not that the fair value of a reporting unit is less than its carrying value. If management concludes, based on its assessment of relevant events, facts and circumstances, that it is more likely than not that a reporting unit’s carrying value is greater than its fair value, then a quantitative analysis will be performed to determine whether there is any impairment. The Company may also elect to initially perform a quantitative analysis instead of starting with a qualitative assessment. Because the Company has only one reporting unit, a market capitalization calculation can be performed as the first step of the quantitative assessment by comparing the book value of the Company’s stock (determined by reference to the Company’s stockholders’ equity) to the fair market value of a share of the Company’s stock. If the fair value of the stock is greater than the calculated book value of the stock, goodwill is deemed not to be impaired, and no further testing is required. If the fair value is less than the calculated book value, then the Company must take a second step to determine the impairment amount, as described below.
The second step requires comparing the carrying value of a reporting unit, including goodwill, to its fair value, typically using the multiple period discounting method under the income approach and market approach. The income approach uses a discounted cash flow model, which involves significant estimates and assumptions, including preparation of revenues and profitability growth forecasts, selection of a discount rate, and selection of a terminal year multiple, to estimate fair value. The market approach could include applying a control premium to the market price of the Company’s common stock or utilizing guideline public company multiples. Management’s assessment of facts and circumstances at each analysis date could cause these assumptions to change. If the fair value of the respective reporting unit exceeds its carrying amount, goodwill is not considered to be impaired, and no further testing is required. If the carrying amount of a reporting unit exceeds its fair value, an impairment charge is recorded to write down goodwill to its fair value and is recorded in the Company’s results of operations. The Company performed a quantitative assessment of goodwill using the market capitalization calculation for fiscal years 2019 and 2018 and determined that the fair value of its reporting unit exceeded its carrying value, and thus concluded that the carrying value of goodwill was not impaired at September 30, 2019 or 2018. Accordingly, no further analysis was required or performed.
Management also annually assesses the carrying value of the Company’s indefinite-lived intangible assets other than goodwill on the first day of the fiscal fourth quarter. Management tests indefinite-lived intangible assets for impairment by comparing their carrying value to their estimated fair value. An impairment loss is recorded in the Company’s results of operations to the extent that the carrying value of an indefinite-lived intangible asset exceeds its fair value. Similar to the assessment of goodwill, events and changes in circumstances could cause management to utilize different assumptions in subsequent evaluations, which could materially impact the results of an impairment assessment. Management concluded that the carrying value of the Company’s indefinite-lived intangible assets other than goodwill was not impaired at September 30, 2019 or September 30, 2018.
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
Income Taxes
The provision for income taxes includes federal and state income taxes. Income taxes are accounted for under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial statement carrying values and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the fiscal years in which the temporary differences are expected to be reversed or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. Management evaluates the realization of deferred tax assets and establishes a valuation allowance when it is more likely than not that all or a portion of the deferred tax assets will not be realized. Deferred tax assets and deferred tax liabilities are presented on a net basis by taxing authority and classified as non-current on the Consolidated Balance Sheet. The Company classifies income tax-related interest and penalties as interest expense and other expenses, respectively.
Equity-Based Incentive Plans
Compensation costs related to equity-classified share-based awards are recognized in the consolidated financial statements based on grant date fair value. Compensation cost for graded-vesting awards is recognized ratably over the respective vesting periods.

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
In addition to the retention items noted above, the Company’s insurance provider requires the Company to maintain a standby letter of credit. This letter of credit serves as a guarantee by the banking institution to pay the Company’s insurance provider the incurred claim costs attributable to general liability, workers’ compensation and automobile liability claims, up to the amount stated in the standby letter of credit, in the event that these claims are not paid by the Company (see Note 18 - Commitments and Contingencies).
Earnings per Share
Basic net income per share attributable to common stockholders is computed by dividing net income attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net income per common share attributable to common stockholders is the same as basic net income per share attributable to common stockholders, but includes dilutive unvested stock awards using the treasury stock method.

Segment Reporting and Reporting Units
The Company operates in Alabama, Florida, Georgia, North Carolina and South Carolina through its wholly owned subsidiaries located in four southeastern states. Each of the Company’s platform operating companies engages in essentially the same business, primarily infrastructure and road construction.
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
Management further determined that, based on their economic similarities, the Company’s five platform operating companies, representing components, should be aggregated into one reporting unit for purposes of assessing potential impairment of goodwill in accordance with ASC Topic 350, Intangibles — Goodwill and Other. These legal entities represent material acquisitions that occurred over time in Alabama, Florida, Georgia and North Carolina pursuant to the Company’s strategic growth strategy. Each platform company is managed by its president, who has primary responsibility for the respective operating company. Collectively, these presidents are directly accountable to, and maintain regular contact with, the CODM as a team to discuss operating activities, financial results, forecasts, and operating plans for the Company’s single operating segment.

Note 3 - Accounting Standards
Recently Adopted Accounting Pronouncements
In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606), which added a new ASC Topic 606 (“ASC 606”). ASC 606 revises and consolidates prior guidance, eliminates industry-specific revenue recognition guidance and establishes a comprehensive principle-based approach for determining revenue recognition. The core principle of the guidance is that an entity must recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for providing those goods or services. ASC 606 sets forth a five-step revenue recognition model to be applied consistently to all contracts with customers, except those that are within the scope of other topics in the ASC: (i) identify the contract with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract, and (v) recognize revenue when (or as) the entity satisfies a performance obligation. The update also provides guidance regarding the recognition of costs related to obtaining and fulfilling customer contracts. This update also requires quantitative and qualitative disclosures sufficient to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including disclosures on significant judgments made when applying the guidance. The FASB subsequently amended ASC 606 on multiple occasions to, among other things, delay its effective date and clarify certain implementation guidance.
Management adopted this update for the Company’s fiscal year beginning October 1, 2018, using a modified retrospective approach. Under this approach, the Company’s financial statements are prepared under the revised guidance for the year of adoption, but not for prior years, and the Company recognizes a cumulative adjustment to the opening balance of retained earnings for contracts that still require performance by the Company at the date of adoption. The adoption of ASC 606 on October 1, 2018 did not result in a material impact that required recognition of a cumulative adjustment of the opening retained earnings balance for contracts that still required performance at September 30, 2018. Application of ASC 606 for the fiscal year ended September 30, 2019 had the following impact on the Company’s Consolidated Balance Sheet at September 30, 2019 and Consolidated Statement of Income for the fiscal year ended September 30, 2019 (in thousands):

At September 30, 2019	As Reported	Impact of ASC 606	Without Application of ASC 606
Costs and estimated earnings in excess of billings on uncompleted contracts	$12,030	$(599)	$12,629
Inventories	$34,291	$1,602	$32,689
Accrued expenses and other current liabilities	$19,078	$(39)	$19,039
Billings in excess of costs and estimated earnings on uncompleted contracts	$31,115	$1,167	$29,948

For the Fiscal Year Ended September 30, 2019
Revenues	$783,238	$(1,766)	$785,004
Cost of revenues	$665,285	$(1,602)	$666,887
Provision (benefit) for income taxes	$13,909	$(39)	$13,948
Net income	$43,121	$(125)	$43,246

The Company has refined its accounting policies and related internal controls affected by ASC 606. Management’s assessment of the Company’s construction contracts under the new standard supports the recognition of revenue over time using the cost-to-cost input method (formerly known as the percentage-of-completion method of accounting), measured by the relationship of total cost incurred to total estimated contract costs, which is consistent with the Company’s historical revenue recognition practices. As such, the Company’s construction contracts continue to be recognized over time considering the continuous transfer of control to its customers during the performance of construction projects. The Company also enhanced its disclosures regarding judgments and estimates used by management in the application of ASC 606 in Note 2 - Significant Accounting Policies.
In January 2017, the FASB issued Accounting Standards Update (“ASU”) No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (“ASC 805”). The amendments of this update refine the definition of a business. Prior to this update, guidance in ASC 805 defined a business as having an integrated set of assets along with three elements or activities: inputs, processes, and outputs (collectively referred to as a “set”). ASC 805 provides a framework to assist in the evaluation of whether a set is a business. If substantially all of the fair value of gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. If that threshold is not met, the Company must perform further analysis to determine whether the set is a business. At a minimum, the set must include an input and a substantive process that together significantly contribute to the ability to create outputs. The Company adopted this update for the Company’s fiscal year beginning October 1, 2018 and applied the guidance to acquisitions during the fiscal year ended September 30, 2019 as described in Note 4 - Business Acquisitions and Note 8 - Property, Plant and Equipment.
Recently Issued Accounting Pronouncements Not Yet Adopted
The FASB has issued certain ASUs that are applicable to the Company and will be adopted in future periods. The consolidated financial statements and related disclosures for the fiscal years ended September 30, 2019 and 2018 do not reflect the requirements of this guidance. The following is a brief description of the recently issued ASUs and management’s current assessment regarding the methods, timing and impact of adoption of such ASUs by the Company in the future.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) and subsequently issued related ASUs that require lessees to present right-of-use assets and lease liabilities on the balance sheet for most leases. The ASU will be effective commencing with the Company’s fiscal quarter ending December 31, 2019. The Company will adopt the new guidance using a modified retrospective approach, recognizing a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company anticipates applying the optional package of practical expedients upon adoption. Based on a preliminary assessment, management expects the adoption of this ASU to result in the recognition of $9.0 million to $10.0 million of right-of-use assets and lease liabilities on the Company’s Consolidated Balance Sheet, with an immaterial impact to the opening balance of retained earnings.
In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which provides guidance on eight cash flow classification issues: debt prepayment and debt extinguishment costs, settlement of certain debt instruments, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate-owned life insurance policies, distributions received from equity method investees, beneficial interests in securitization transactions, and separately identifiable cash flows and application of the predominance principle. The amendments of this update are effective for fiscal years beginning after December 15, 2018 and interim periods within fiscal years beginning after December 15, 2019. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments must be reflected as of the beginning of the fiscal year that includes that interim period. The Company expects to adopt this guidance as required and does not expect a material impact to the Company’s consolidated financial statements.
Note 4 - Business Acquisitions
The Scruggs Company
On May 15, 2018, the Company acquired all of the common shares and voting interests of The Scruggs Company (“Scruggs”). The acquisition complemented the Company’s vertically integrated southeastern United States operations, providing new bidding areas in the expanding Georgia market. This acquisition was accounted for as a business combination in accordance with ASC 805.
Management completed the purchase price allocation for this acquisition during the fiscal year ended September 30, 2018. Identifiable assets acquired and liabilities assumed were recorded at their estimated fair values based on the methodology described under “Fair Value Measurements” in Note 2 - Significant Accounting Policies. The fair values of assets acquired and liabilities assumed, and the estimated useful lives of intangible assets acquired, were as follows (in thousands):

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
$51,319

(1) Other current assets excludes cash acquired.
(2) The estimated useful life of the backlog intangible asset is 17 months.

(3) The estimated useful life of the customer relationship intangible is 8 years.
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
The Consolidated Statement of Income for the fiscal year ended September 30, 2018 includes $35.8 million of revenue and $3.5 million of net income attributable to the operations of Scruggs. The following table presents pro forma revenues and net income as though the Company had acquired Scruggs on October 1, 2017 (unaudited, in thousands):

For the Fiscal Year Ended September 30, 2018
Pro forma revenues	$735,197
Pro forma net income	55,558
Pro forma financial information is presented as if the operations of Scruggs had been included in the consolidated results of the Company since October 1, 2017, and gives effect to transactions that are directly attributable to Scruggs, including adjustments to:
a.Include the pro forma results of operations of Scruggs for the fiscal year ended September 30, 2018.
b.Include additional depreciation and depletion expense related to the fair value of acquired property, plant and equipment and quarry reserves, as applicable, as if such assets were acquired on October 1, 2016, and the Company’s depreciation and depletion methodologies were consistently applied to such assets.
c.Include interest expense under the Term Loan, defined in Note 11 - Debt, as if the $22.0 million borrowed to partially finance the purchase price was borrowed on October 1, 2016. Interest expense calculations further assume that no principal payments were made applicable to the $22.0 million borrowed during the period from October 1, 2016 through September 30, 2018, and that the interest rate in effect on the date the Company made the additional $22.0 million borrowing on May 15, 2018 was in effect for the period from October 1, 2016 through September 30, 2018.
Pro forma information is presented for informational purposes and may not be indicative of revenue or net income that would have been achieved if the Company had acquired Scruggs on October 1, 2017.
Alabama Acquisition
On July 12, 2019, a subsidiary of the Company acquired substantially all of the assets of an HMA manufacturing plant and paving company located near Gadsden, Alabama. The acquired business is expected to benefit from synergies resulting from its proximity to the Company’s preexisting operations in northeast Alabama, including an aggregates quarry. The acquisition was accounted for as a business combination in accordance with ASC 805. The purchase price of $5.0 million was paid from cash on hand at closing.
Identifiable assets acquired and liabilities assumed were recorded at their estimated fair values based on the methodology described under “Fair Value Measurements” in Note 2 - Significant Accounting Policies. The amounts allocated were not material to the Company’s Consolidated Balance Sheet. The amount of the purchase price exceeding the net fair value of identifiable assets acquired and liabilities assumed was recorded as goodwill in the amount of approximately $2.4 million, which is deductible for income tax purposes. Goodwill primarily represents the assembled work force and synergies expected to result from the acquisition.
The results of operations since the July 12, 2019 acquisition date attributable to this acquisition are included in the Company’s consolidated financial statements and were not material to the Consolidated Statements of Income for the fiscal year ended September 30, 2019. Pro forma results of operations as if the acquisition had been consummated on October 1, 2018 would not be material to the Consolidated Statements of Income.
The Company recorded certain costs to effect the acquisition as they were incurred, which are reflected as general and administrative expenses on the Consolidated Statements of Income in the amount of $0.1 million for the fiscal year ended September 30, 2019.

Florida Acquisition
On February 28, 2019, a subsidiary of the Company acquired substantially all of the assets of an HMA and ready-mix concrete business located in Okeechobee, Florida. This transaction enables the Company to serve new markets in south central Florida through an expanded geographic presence in the state. The acquisition was accounted for as a business combination in accordance with ASC 805. The purchase price of $8.9 million was paid from cash on hand at closing.

Identifiable assets acquired and liabilities assumed were recorded at their estimated fair values based on the methodology described under “Fair Value Measurements” in Note 2 - Significant Accounting Policies. The amounts allocated were not material to the Company’s Consolidated Balance Sheet. The purchase price exceeding the net fair value of identifiable assets acquired and liabilities assumed was recorded as goodwill and other identifiable intangible assets, including customer relationships and customer backlog, in the amount of $3.2 million, which is deductible for income tax purposes. Goodwill primarily represents the assembled work force and synergies expected to result from the acquisition.
The results of operations since the February 28, 2019 acquisition date attributable to this acquisition are included in the consolidated financial statements since the acquisition date and were not material to the Consolidated Statements of Income for the year fiscal ended September 30, 2019. Pro forma results of operations as if the acquisition had been consummated on October 1, 2018 would not be material to the Consolidated Statements of Income.

The Company recorded certain costs to effect the acquisition as they were incurred, which are reflected as general and administrative expenses on the Consolidated Statements of Income in the amount of $0.1 million for the fiscal year ended September 30, 2019.

Note 5 - Contracts Receivable Including Retainage, net
Contracts receivable including retainage, net consisted of the following at September 30, 2019 and 2018 (in thousands):

	September 30,
	2019	2018
Contracts receivable	$121,050	$104,541
Retainage	19,835	16,848
	140,885	121,389
Allowance for doubtful accounts	(1,003)	(1,098)
Contracts receivable including retainage, net	$139,882	$120,291

The following is a summary of changes in the allowance for doubtful accounts balance during the fiscal years ended September 30, 2019 and 2018 (in thousands):

	For the Fiscal Year Ended September 30,
	2019	2018
Balance at beginning of period	$1,098	$1,734
Charged to bad debt expense	995	604
Write-off of contracts receivable including retainage	(1,090)	(1,240)
Balance at end of period	$1,003	$1,098

Retainage receivables have been billed, but are not due, until contract completion and acceptance by the customer.

Note 6 - Contract Assets and Liabilities
Costs and estimated earnings compared to billings on uncompleted contracts at September 30, 2019 and 2018 consisted of the following (in thousands):

	September 30,
	2019	2018

Costs on uncompleted contracts	$900,880	$743,322
Estimated earnings to date on uncompleted contracts	123,256	95,155
	1,024,136	838,477
Billings to date on uncompleted contracts	(1,043,221)	(867,881)
Net billings in excess of costs and estimated earnings on uncompleted contracts	$(19,085)	$(29,404)

Significant changes to balances of costs and estimated earnings in excess of billings (contract asset) and billings in excess of costs and estimated earnings (contract liability) on uncompleted contracts from September 30, 2018 to September 30, 2019 are presented below (in thousands):

	Costs and Estimated Earnings in Excess of Billings on Uncompleted Contracts	Billings in Excess of Costs and Estimated Earnings on Uncompleted Contracts	Net Billings in Excess of Costs and Estimated Earnings on Uncompleted Contracts
September 30, 2018	$9,334	$(38,738)	$(29,404)
Changes in revenue billed, contract price or cost estimates	2,696	7,623	10,319
September 30, 2019	$12,030	$(31,115)	$(19,085)

At September 30, 2019, the Company had unsatisfied or partially unsatisfied performance obligations under construction project contracts representing approximately $481.1 million in aggregate transaction price. The Company expects to earn revenue as it satisfies its performance obligations under those contracts in the amount of approximately $386.2 million during the fiscal year ending September 30, 2020 and approximately $94.9 million thereafter.
Note 7 - Other Assets
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following at September 30, 2019 and 2018 (in thousands):

	September 30,
	2019	2018
Settlement receivable	$7,706	$7,874
Prepaid expenses	3,043	4,989
Other current assets	2,395	1,274
Total prepaid expenses and other current assets	$13,144	$14,137

Other Assets
Other assets consisted of the following at September 30, 2019 and 2018 (in thousands):

	September 30,
	2019	2018
Settlement receivable	$—	$7,224
Notes receivable	2,124	2,561
Other assets	160	485
Total other assets	$2,284	$10,270

Note 8 - Property, Plant and Equipment
Property, plant and equipment at September 30, 2019 and 2018 consisted of the following (in thousands):

	September 30,
	2019	2018
Construction equipment	$214,500	$190,420
Plants	92,279	79,563
Land and improvements	34,365	29,624
Quarry reserves	20,678	20,908
Buildings	15,458	12,416
Furniture and fixtures	4,864	4,422
Leasehold improvements	1,135	765
Total property, plant and equipment, gross	383,279	338,118
Accumulated depreciation, depletion and amortization	(177,927)	(160,795)
Construction in progress	518	1,369
Total property, plant and equipment, net	$205,870	$178,692

On February 28, 2019, the Company acquired a liquid asphalt terminal located in Panama City, Florida. The purchase price of $10.9 million was paid from cash on hand on the acquisition date. The Company uses the terminal to receive, store and process liquid asphalt primarily for use in its construction projects. The transaction was accounted for as an asset acquisition in accordance with ASC 805. Accordingly, the purchase price and direct costs of $0.1 million incurred to complete the transaction were allocated to asset categories based on their relative fair value at the date of acquisition.
Depreciation, depletion and amortization expense related to property, plant and equipment for the fiscal years ended September 30, 2019 and 2018 was $30.1 million and $24.8 million, respectively.

Note 9 - Goodwill and Other Intangible Assets
The following presents goodwill activity during the fiscal years ended September 30, 2019 and 2018 (in thousands):

Balance at September 30, 2017	$30,600
Additions	2,319
Balance at September 30, 2018	32,919
Additions	5,627
Balance at September 30, 2019	$38,546

A summary of other intangible assets at September 30, 2019 and 2018 is as follows (in thousands):

		September 30,
		2019			2018
	Useful Life	Gross	Accumulated Amortization	Net Book Value	Gross	Accumulated Amortization	Net Book Value
Indefinite-lived:
License	Indefinite	$2,000	$—	$2,000	$2,000	$—	$2,000
Definite-lived:
Customer relationship	8 years	1,645	(229)	1,416	1,100	(52)	1,048
Acquired construction backlog	7-17 months	820	(820)	—	594	(157)	437
Non-compete agreements	5 years	1,520	(1,502)	18	1,500	(1,250)	250
Total intangible assets		$5,985	$(2,551)	$3,434	$5,194	$(1,459)	$3,735

Total amortization expense related to definite-lived intangible assets was $1.1 million and $0.5 million for the fiscal years ended September 30, 2019 and 2018, respectively.
Estimated future total amortization expense related to definite-lived intangible assets is as follows (in thousands):

Fiscal Year	Estimated Amortization Expense
2020	$210
2021	210
2022	210
2023	210
2024	206
Thereafter	388
Total	$1,434

Note 10 - Liabilities
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following at September 30, 2019 and 2018 (in thousands):

	September 30,
	2019	2018
Accrued payroll and benefits	15,173	12,802
Treasury stock purchase obligation	—	569
Accrued insurance costs	1,761	1,750
Other current liabilities	2,144	2,399
Total accrued expenses and other current liabilities	$19,078	$17,520

Other Long-Term Liabilities
Other long-term liabilities consisted of the following at September 30, 2019 and 2018 (in thousands):

	September 30,
	2019	2018
Accrued insurance costs	$5,358	$4,826
Other	750	469
Total other long-term liabilities	$6,108	$5,295

Note 11 - Debt
The Company maintains various credit facilities from time to time to finance acquisitions, the purchase of real estate, construction equipment, plants and other fixed assets, and for general working capital purposes. Debt at September 30, 2019 and 2018 consisted of the following (in thousands):

	September 30,
	2019	2018
Long-term debt:
BBVA Term Loan	$44,700	$57,300
BBVA Revolving Credit Facility	5,000	5,000
Other long-term debt	563	964
Total long-term debt	50,263	63,264
Deferred debt issuance costs	(263)	(362)
Debt discount	(4)	(14)
Current maturities of long-term debt	(7,538)	(14,773)
Long-term debt, net of current maturities	$42,458	$48,115

BBVA Credit Agreement
The Company and each of its subsidiaries are parties to a credit agreement with BBVA USA (formerly known as Compass Bank), as agent, issuing bank and a lender, and certain other lenders (as amended, the “BBVA Credit Agreement”). The BBVA Credit Agreement provides for a term loan (the “Term Loan”) and a revolving credit facility (the “Revolving Credit Facility”). At September 30, 2019 and 2018, there was $44.7 million and $57.3 million, respectively, of principal outstanding under the Term Loan, $5.0 million and $5.0 million, respectively, of principal outstanding under the Revolving Credit Facility, and availability of $14.4 million and $14.0 million, respectively, under the Revolving Credit Facility, including reduction for outstanding letters of credit. The obligations of the borrower entities under the Term Loan and the Revolving Credit Facility are secured by a first priority security interest in substantially all of the Company’s assets and are guaranteed by the Company, as the ultimate parent company of the borrower entities.
In August 2019, the BBVA Credit Agreement was amended to, among other things, modify the interest rate and fee structure, as well as the repayment schedule and amounts. Currently, the BBVA Credit Agreement provides for a four-tier escalating interest rate for both the Term Loan and the Revolving Credit Facility that is tied to the London Interbank Offered Rate (“LIBOR”). The baseline rate for such borrowings is LIBOR plus 1.20%, and the rate may increase up to LIBOR plus 1.70% if the Company’s consolidated leverage ratio exceeds 2.00%. Prior to the August 2019 amendment, the interest rate on any particular borrowing was calculated based on one of several indices set forth in the agreement, plus an applied markup of 2.0% to 2.25%. At September 30, 2019 and 2018, the interest rate on outstanding borrowings under the Term Loan and Revolving Credit Facility was 3.24% and 4.24%, respectively. Principal repayments under the Term Loan are made in quarterly installments in an amount equal to 2.50% of the original amount borrowed, a reduction from the 5.00% rate that the Company paid prior to the August 2019 amendment. The Company pays a commitment fee of 0.20% per annum on the aggregate unused commitment amount under the Revolving Credit Facility, a reduction from 0.35% prior to the August 2019 amendment, as well as fees with respect to any letters of credit issued thereunder. As of September 30, 2019, all amounts borrowed under the BBVA Credit Agreement were scheduled to mature on July 1, 2022.
The BBVA Credit Agreement contains usual and customary negative covenants for agreements of this type, including, but not limited to, restrictions on the Company’s ability to make acquisitions, make loans or advances, make capital expenditures and investments, pay dividends, create or incur indebtedness, create liens, wind up or dissolve, consolidate, merge or liquidate, or sell, transfer or dispose of assets. The BBVA Credit Agreement also requires the Company to satisfy certain financial covenants, including a minimum fixed charge coverage ratio of 1.20-to-1.00 and a maximum consolidated leverage ratio of 2.75-to-1.00, subject to certain adjustments. Prior to the August 2019 amendment, the maximum consolidated leverage ratio was 2.00 to 1.00. At September 30, 2019 and 2018, the Company’s fixed charge coverage ratio was 4.04-to-1.00 and 1.51-to-1.00, respectively, and the Company’s consolidated leverage ratio was 0.66-to-1.00 and 0.88-to-1.00, respectively. At both September 30, 2019 and 2018, the Company was in compliance with all covenants under the BBVA Credit Agreement.
From time to time, the Company has entered into interest rate swap agreements to hedge against the risk of changes in interest rates. On June 30, 2017, the Company entered into an interest rate swap agreement with a notional amount of $25.0 million, under which the Company pays a fixed percentage rate of 2.02% and receives a credit based on the applicable LIBOR rate. On May 15, 2018, the Company entered into an additional $11.0 million notional interest rate swap agreement applicable to the $22.0 million amount borrowed under the Term Loan on that date, under which the Company pays a fixed percentage rate of 3.01% and receives a credit based on the applicable LIBOR rate. These interest rate swap agreements do not meet the criteria for hedge accounting treatment in accordance with GAAP. At September 30, 2019 and 2018, the aggregate notional value of these interest rate swap agreements was $21.5 million and $28.7 million, respectively, and the fair value was $(0.3) million and $0.3 million, respectively, which is included within other liabilities or other assets on the Company’s Consolidated Balance Sheets.
The BBVA Credit Agreement was amended subsequent to September 30, 2019. For more information about the amendment, see Note 22 - Subsequent Events.
Acquired Debt
In connection with the acquisition of Scruggs, the Company assumed $1.1 million of debt that had been used to finance equipment purchases and was collateralized by the purchased equipment. These loans, included in other long-term debt in the table above, include (i) three zero-interest notes having an aggregate estimated fair value at the acquisition date of approximately $0.4 million (determined in accordance with the methodology described under “Fair Value Measurements” in Note 2 - Significant Accounting Policies) that require monthly payments and have maturity dates between February 2020 and May 2020, and (ii) approximately $0.7 million in other loans with fixed interest rates ranging from 4.50% to 5.95% that require monthly payments and have maturity dates ranging from 2019 through 2023.
The scheduled contractual repayment terms of long-term debt at September 30, 2019 were as follows:

Fiscal Year	Amount
2020	$7,538
2021	7,346
2022	35,357
2023	22
2024	—
Total	$50,263

Interest expense was $3.3 million and $2.0 million for the fiscal years ended September 30, 2019 and 2018, respectively. Amortization of deferred issuance costs and debt discounts included in interest expense was $0.1 million for the fiscal years ended September 30, 2019 and 2018, respectively.

Note 12 - Equity
Reclassification of Common Stock and Initial Public Offering
On April 23, 2018, the Company amended and restated its certificate of incorporation to effectuate a dual class common stock structure consisting of Class A common stock and Class B common stock. Each share of common stock issued at that time was split into 25.2 shares (the “Stock Split”) and reclassified as Class B common stock (the “Reclassification”), resulting in 41,817,537 shares of Class B common stock outstanding and 3,170,034 shares of Class B common stock held by the Company in treasury. All share and per share amounts have been retroactively adjusted for all periods presented to give effect to the Reclassification and Stock Split.
Shares of Class A common stock and Class B common stock are identical in all respects, except with respect to voting rights, conversion rights and transfer restrictions applicable to shares of Class B common stock. The holders of Class A common stock are entitled to one vote per share, and the holders of Class B common stock are entitled to ten votes per share. The holders of Class A common stock and Class B common stock vote together as a single class on all matters submitted to a vote of stockholders, including the election of directors, unless otherwise required by applicable law or the Company’s certificate of incorporation or bylaws. Shares of Class B common stock are convertible into shares of Class A common stock at any time at the option of the holder or upon any transfer, subject to certain limited exceptions. In addition, upon the election of the holders of a majority of the then-outstanding shares of Class B common stock, all outstanding shares of Class B common stock will be converted into shares of Class A common stock. Once converted into shares of Class A common stock, shares of Class B common stock will not be reissued. Class A common stock is not convertible into any other class of the Company’s capital stock.
On May 8, 2018, the Company completed its IPO, in which the Company and certain selling stockholders sold a total of 11,250,000 shares of Class A common stock at a price of $12.00 per share, less underwriting discounts and commissions. Of these shares, 9,000,000 were sold by the Company and 2,250,000 were sold by holders of Class B common stock, which shares upon sale automatically converted into 2,250,000 shares of Class A common stock. On May 24, 2018, the underwriters of the IPO partially exercised their over-allotment option to purchase an additional 700,000 shares of Class A common stock at a price of $12.00 per share, less underwriting discount and commissions. Of these shares, 350,000 were sold by the Company and 350,000 were sold by holders of Class B common stock, which shares upon sale automatically converted into 350,000 shares of Class A common stock.
Conversion of Class B Common Stock to Class A Common Stock
During the fiscal year ended September 30, 2019, certain stockholders of the Company converted a total of 20,355,202 shares of Class B common stock into shares of Class A common stock on a one-for-one basis. Following the conversions, there were 32,597,736 shares of Class A common stock and 19,184,009 shares of Class B common stock outstanding.
Restricted Stock Awards and Options
During the fiscal year ended September 30, 2018, certain employees of the Company exercised non-plan options granted in 2010, resulting in the purchase of 768,984 shares of Class B common stock at a price of $5.70 per share. These shares were issued from treasury shares at an average cost of $3.64 per share. The transaction was executed as a net exercise. In addition, the Company sold to certain employees a total of 126,000 restricted shares of common stock at a purchase price of $0.04 per share, which shares were converted to shares of Class B common stock in connection with the Reclassification. All such shares vested during the fiscal year ended September 30, 2018.
During the fiscal year ended September 30, 2019, the Company awarded a total of 292,534 restricted shares of Class A common stock to its non-employee directors under the Construction Partners, Inc. 2018 Equity Incentive Plan (the “Equity Incentive Plan”). In addition, an employee of the Company exercised an option to purchase 74,592 shares of Class B common stock at an exercise price of $0.0357 per share.
Additional information about these transactions is set forth in Note 14 - Equity-Based Compensation.
Amendment to the Equity Incentive Plan
On May 24, 2019, the Company adopted an amendment to the Equity Incentive Plan relating to exceptions from the $750,000 limit on the aggregate dollar value of equity-based awards granted during any calendar year to a non-employee director. Prior to the adoption of the amendment, the limit could be multiplied by two with respect to awards granted in the calendar year in which a non-employee director first joined the Company’s board of directors. The amendment changed the period within which the aggregate value of equity-based awards may be multiplied by two to be the calendar year in which a non-employee director is first granted equity-based awards under the Equity Incentive Plan.
Secondary Offering of Class A Common Stock
In September 2019, certain stockholders of the Company (the “Selling Stockholders”) completed an underwritten secondary offering (the “Secondary Offering”) of 5,000,000 shares of Class A common stock at a public offering price of $14.25 per share. The Company did not receive any proceeds from the sale of shares by the Selling Stockholders and, pursuant to a registration rights agreement with the Selling Stockholders, incurred approximately $0.7 million in expenses in connection with the Secondary Offering.

Registration Rights Agreement

The Company is a party to a registration rights agreement (the “Registration Rights Agreement”) with certain of the Company’s directors and officers and affiliates of SunTx (collectively, the “RRA Holders”). Under the Registration Rights Agreement, the RRA Holders have “demand” registration rights, meaning that the Company must register under the Securities Act shares of the Company’s common stock owned by such RRA Holders upon their demand under certain circumstances, and “piggyback” registration rights, meaning that, if the Company proposes to register an offering of securities, it generally must give written notice to the RRA Holders to allow each to include its shares in the registration. In general, the Company must pay all out-of-pocket expenses in connection with a registration under the Registration Rights Agreement, including filing and registration fees, printing costs, fees and expenses of the Company’s legal counsel and independent registered public accountants and fees and expenses for one legal counsel for the applicable RRA Holders. The RRA Holders whose shares are registered must pay all incremental selling expenses relating to any offering, such as underwriters’ commissions and discounts, brokerage fees, underwriter marketing costs and any additional legal counsel that they may engage. As of September 30, 2019, a total of 33,075,417 shares of the Company’s common stock were subject to the registration rights agreement, of which 14,225,000 shares had been previously registered but not yet sold. The Registration Rights Agreement expires on May 4, 2023.

Note 13 - Earnings Per Share
As discussed in Note 12 - Equity, the Company has Class A common stock and Class B common stock. Because the only difference between the two classes of common stock is related to voting rights, we have not presented earnings per share under the two class method, as the earnings per share are the same for both Class A common stock and Class B common stock.The following table summarizes the weighted-average number of basic common shares outstanding and the calculation of basic earnings per share for the periods presented (in thousands, except share and per share amounts):

	For the Fiscal Year Ended September 30,
	2019	2018
Numerator
Net income attributable to common shareholders	$43,121	$50,791
Denominator
Weighted average number of common shares outstanding, basic	51,421,159	45,605,845
Net income per common share attributable to common shareholders, basic	$0.84	$1.11

The following table summarizes the calculation of the weighted-average number of diluted common shares outstanding and the calculation of diluted earnings per share for the periods presented (in thousands, except share and per share amounts):

	For the Fiscal Year Ended September 30,
	2019	2018
Numerator
Net income attributable to common stockholders	$43,121	$50,791
Denominator
Weighted average number of basic common shares outstanding, basic	51,421,159	45,605,845
Effect of dilutive securities:
2010 non-plan stock option agreement options	—	272,915
2018 restricted stock grants	6,061	40,888
Weighted average number of diluted common shares outstanding:	51,427,220	45,919,648
Net income per diluted common share attributable to common stockholders	$0.84	$1.11

Note 14 - Equity-Based Compensation
Restricted Stock Awards and Options
On February 23, 2018, the Company sold to certain employees a total of 126,000 restricted shares of common stock at a purchase price of $0.04 per share, which shares were issued from treasury shares and converted to shares of Class B common stock in connection with the Reclassification. The Company recorded proceeds of $5,000 from the sale. Half of the shares vested immediately on February 23, 2018, and the remaining half of the shares vested on July 1, 2018. During the fiscal year ended September 30, 2018, the Company recorded compensation expense in connection with these grants in the amount of $1.0 million, which is reflected as general and administrative expenses on the Company’s Consolidated Statements of Income. The Company also recorded a reduction to additional paid-in capital of approximately $0.5 million, representing the cost of treasury shares issued in excess of the purchase price paid by the employees. The grant date fair value of the shares was estimated to be $7.78 per share. At September 30, 2018, there was no unrecognized compensation expense related to the sale of these shares.
During the fiscal year ended September 30, 2019, the Company awarded a total of 292,534 restricted shares of Class A common stock to its non-employee directors under the Equity Incentive Plan in lieu of cash compensation. The grants are classified as equity awards.

The aggregate grant date fair value of these restricted stock awards was $3.8 million. The grants will vest as to two-thirds of the underlying shares on January 1, 2021 and as to the remaining one-third of the underlying shares on January 1, 2022. During the fiscal year ended September 30, 2019, the Company recorded $0.5 million of compensation expense in connection with these grants, which is reflected as general and administrative expenses in the Company’s Consolidated Statements of Income. At September 30, 2019, there was approximately $3.2 million of unrecognized compensation expense related to these awards.
Option Exercises
In June 2018, certain employees of the Company exercised options to purchase a total of 768,984 shares of Class B common stock at a price of $5.70 per share. The options were granted in 2010 pursuant to a non-plan option agreement and were classified as equity awards. The shares were issued from the Company’s treasury at an average cost of approximately $3.64 per share. The transaction was executed as a cashless exercise, through which the Company concurrently repurchased from the option holders a total of 521,902 shares of Class B common stock at a price of $13.17 per share (the closing price for a share of Class A common stock on the exercise date) in order to fund the exercise price for the options and satisfy the statutory federal, state and payroll tax withholding requirements applicable to the employees in connection with the exercise. The net result was an increase of 247,082 shares of Class B common stock outstanding. Of the aggregate repurchase price, the Company recorded the total exercise price of approximately $4.4 million as additional paid-in capital and withheld and submitted to applicable taxing authorities approximately $2.5 million in satisfaction of the employees’ tax obligations.
In August 2019, an employee of the Company exercised an option to purchase 74,592 shares of Class B common stock at a price of $0.0357 per share. The option was granted in March 2017 pursuant to a non-plan option agreement. The option was fully vested upon the date of grant, but, until the option agreement was subsequently amended, the option was exercisable only during the ten-day period immediately preceding a change in control of the Company. In August 2019, the Company and the employee amended the option agreement to (i) adjust the number of underlying shares and exercise price of the option to account for the Stock Split and Reclassification; (ii) reduce the exercise price (as adjusted) for the shares underlying the option; (iii) make the option immediately exercisable; and (iv) provide that the option would expire on the earlier of December 31, 2019 or the occurrence of one of the other expiration events set forth in the option agreement. During the fiscal year ended September 30, 2019, the Company recorded approximately $0.4 million of compensation expense in connection with the option amendment, which is reflected in general administrative expenses on the Company’s Consolidated Statements of Income. At September 30, 2019, there was no unrecognized compensation expense related to the option.

Note 15 - Provision for Income Taxes
The Company files a consolidated United States federal income tax return and income tax returns in various states. Management evaluated the Company’s tax positions based on appropriate provisions of applicable enacted tax laws and regulations and believes that they are supportable based on their specific technical merits and the facts and circumstances of the transactions.
The provision for income taxes for the fiscal years ended September 30, 2019 and 2018 consisted of the following (in thousands):

	For the Fiscal Year Ended September 30,
	2019	2018
Current
U.S. Federal	$9,780	$9,380
State	1,132	1,626
Total current	10,912	11,006
Deferred
U.S. Federal	2,203	(1,003)
State	794	522
Total deferred	2,997	(481)
Provision for income taxes	$13,909	$10,525

Differences exist between income and expenses reported on the consolidated financial statements and those deducted for U.S. federal and state income tax reporting. The Company’s deferred tax assets and liabilities consisted of the following temporary difference tax effects at September 30, 2019 and 2018 (in thousands):

	September 30,
	2019	2018
Deferred tax assets
Allowance for bad debt	$425	$444
Amortization of finite-lived intangible assets	487	499
State net operating loss	1,330	1,695
Accrued insurance claims	1,332	1,202
Total deferred tax assets, net	3,574	3,840
Deferred tax liabilities
Amortization of goodwill	(4,278)	(3,925)
Property, plant and equipment	(9,525)	(7,162)
Other	(78)	(63)
Total deferred tax liabilities, net	(13,881)	(11,150)
Net deferred tax assets (liabilities)	$(10,307)	$(7,310)

The Consolidated Balance Sheets at September 30, 2019 and 2018 include gross deferred tax assets of $3.6 million and $3.8 million, respectively. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the periods in which those temporary differences are deductible. Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carryforward periods), projected taxable income, and tax-planning strategies in making this assessment. Based on the weight of all evidence known and available as of the balance sheet date, management believes that these tax benefits are more likely than not to be realized in the future. To the extent that management does not consider it more likely than not that a deferred tax asset will be recovered, a valuation allowance is established.
Income taxes payable have been reduced by fuel tax credits of $0.3 million for each of the fiscal years ended September 30, 2019 and 2018. The remaining amount of goodwill expected to be deductible for tax purposes was $19.0 million and $14.9 million at September 30, 2019 and 2018, respectively.
The following is a reconciliation of net deferred tax assets (liabilities) to amounts reflected on the Company’s Consolidated Balance Sheets at September 30, 2019 and 2018 (in thousands):

	September 30,
	2019	2018
Asset: Deferred income taxes, net	$1,173	$1,580
Liability: Deferred income taxes, net	(11,480)	(8,890)
Net deferred tax assets (liabilities)	$(10,307)	$(7,310)

At September 30, 2019 and 2018, the Company had a state net operating loss carryforward of $31.6 million and $38.3 million, respectively. The state net operating loss credit carryforwards expire in varying amounts between the fiscal years ended September 30, 2020 and September 30, 2030.
The U.S. statutory federal income tax rate applicable to the Company was 21% during the fiscal year ended September 30, 2019. On December 22, 2017, the U.S. government enacted comprehensive tax legislation known as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act included broad and complex changes to the U.S. tax code, including a reduction in the U.S. federal corporate income tax rate from 35% to 21% effective January 1, 2018. The Company completed its accounting for the income tax effects of the Tax Act during fiscal 2018 and recorded a discrete tax benefit of $4.6 million related to the Tax Act, primarily due to an adjustment in the Company’s deferred federal income tax liabilities by the same amount as a result of the reduction in the U.S. federal corporate tax rate. This net reduction in deferred tax liabilities also included the estimated impact on the Company’s net state deferred tax assets.  Accordingly, the Company recorded its income tax provision for the fiscal year ended September 30, 2018 based on a blended U.S. federal statutory tax rate of 24.5%, which was based on a proration of the applicable tax rates before and after the effective date of the Tax Act, and the effect of applicable state income taxes. The federal statutory rate of 21% applies for fiscal years beginning after September 30, 2018. During the fiscal year ended September 30, 2018, the Company also realized a $2.3 million permanent tax benefit, including $1.4 million resulting from the deduction of the excess fair market value of options exercised by certain employees of the Company over the exercise price.
The following table reconciles income taxes based on the U.S. federal statutory tax rate to the Company’s income before provision for income taxes for the fiscal years ended September 30, 2019 and 2018 (in thousands):

	For the Fiscal Year Ended September 30,
	2019	2018
Provision for income tax at federal statutory rate	$11,976	$15,023
State income taxes	1,521	1,622
Change in deferred federal income taxes due to Tax Act	—	(4,552)
Permanent differences	319	(2,282)
Other	93	714
Provision for income taxes	$13,909	$10,525

Uncertain Tax Positions
ASC Topic 740, Income Taxes (“ASC 740”), prescribes a recognition threshold and measurement model for the financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return and provides guidance on derecognition classification, interest and penalties, accounting in interim periods, disclosure and transition.
The Company is subject to tax audits in various jurisdictions in the United States. Tax audits, by their nature, are often complex. In the normal course of business, the Company is subject to challenges from the Internal Revenue Service (“IRS”) and other tax authorities regarding amounts of taxes due. These challenges may alter the timing or amount of taxable income or deductions, or the allocation of income among tax jurisdictions. As part of the calculation of the provision for income taxes on earnings, management determines whether the benefits of the Company’s tax positions are at least more likely than not to be sustained upon audit based on the technical merits of the tax position. For tax positions that are more likely than not to be sustained upon audit, management accrues the largest amount of the benefit that is more likely than not to be sustained. Such accruals require management to make estimates and judgments with respect to the ultimate outcome of a tax audit. Actual results could vary materially from these estimates. The Company performed an analysis of its tax positions and determined that no uncertain tax positions existed at September 30, 2019 or 2018. Accordingly, there was no liability for uncertain tax positions at September 30, 2019 or 2018. Based on the provisions of ASC 740, the Company had no material unrecognized tax benefits at September 30, 2019 or 2018. Due to the utilization of net operating loss carryforwards, the Company’s federal income tax returns for fiscal years ended September 30, 2013 through September 30, 2019 are subject to examination. Various state income tax returns for fiscal years ended September 30, 2011 through September 30, 2019 are also subject to examination.

Note 16 - Employee Benefit Plans
The Company offers a 401(k) retirement plan covering substantially all employees who are at least 18 years old and have more than one year of service. The Company makes discretionary employer contributions, subject to IRS safe harbor rules. Employer contributions charged to earnings during the fiscal years ended September 30, 2019 and 2018 were $2.9 million and $2.3 million, respectively.

Note 17 - Related Parties
On December 31, 2017, the Company sold an indirect wholly owned subsidiary to an immediate family member of a Senior Vice President of the Company (“Purchaser of subsidiary”) in consideration for an interest-bearing note receivable in the amount of $1.0 million, which approximated the net book value of the disposed entity. At September 30, 2019, $0.1 million and $0.7 million was reflected on the Company’s Consolidated Balance Sheet within other current assets and other assets, respectively, representing the remaining balances on this note receivable. In connection with this transaction, the Company also received an interest-bearing note receivable from the disposed entity (“Disposed entity”) on December 31, 2017 in the amount of $1.0 million representing certain accounts payable of the disposed subsidiary that were paid by the Company. At September 30, 2019, $0.1 million and $0.7 million was reflected on the Company’s Consolidated Balance Sheet within other current assets and other assets, respectively, representing the remaining balances on this note receivable. Remaining principal and interest payments are scheduled to be made in periodic installments during fiscal year 2020 through fiscal year 2026.

From time to time, the Company conducts or has conducted business with the following related parties:
•On January 30, 2015, a subsidiary of the Company entered into a master services subcontract with Austin Trucking, LLC (“Austin Trucking”), an entity owned by an immediate family member of a Senior Vice President of the Company. Pursuant to the agreement, Austin Trucking performs subcontract work for the subsidiary of the Company, including trucking services.
•From time to time, a subsidiary of the Company provides construction services to various companies owned by family members of a Senior Vice President of the Company (“Construction Services”).
•Prior to its acquisition by the Company, a current subsidiary of the Company advanced funds to an entity owned by an immediate family member of an officer of the Company in connection with a land development project. The obligations of the borrower entity to repay the advances are guaranteed by a separate entity owned by the same family member of the officer. Amounts outstanding under the advances do not bear interest and must be repaid in full no later than March 17, 2021
(“Land Development Project”).
•On June 1, 2014, the Company entered into an access agreement with Island Pond Corporate Services, LLC (“Island Pond”), which provides a location for the Company to conduct business development activities from time to time on a property owned by the Executive Chairman of the Company’s Board of Directors.
•The Company rents and purchases vehicles from an entity owned by a family member of a Senior Vice President of the Company (“Vehicles”).

•Family members of a Senior Vice President of the Company provide consulting services to a subsidiary of the Company (“Consulting Services”).
•A law firm previously owned by a family member of a Senior Vice President of the Company provided legal services to a subsidiary of the Company (“Legal Services”).
•A subsidiary of the Company leased office space for its Dothan, Alabama office from H&K, Ltd. (“H&K”), an entity partially owned by a Senior Vice President of the Company. The office space was originally leased through early 2020, but the subsidiary terminated the lease in June 2019 and paid $15,000 to H&K as consideration for the early termination. Under the lease agreement, the Company paid a fixed minimum rent per month.
•A subsidiary of the Company leased office space for its Montgomery, Alabama office from H&A Properties LLC (“H&A”), an entity partially owned by two Senior Vice Presidents of the Company. Under the lease agreement, the Company paid a fixed minimum rent per month. In September 2018, the subsidiary purchased this office from H&A for $0.5 million.
•Entities owned by immediate family members of a Senior Vice President of the Company perform subcontract work for a subsidiary of the Company, including trucking and grading services (“Subcontracting Services”)
•The Company is party to a management services agreement with SunTx, under which the Company pays SunTx $0.25 million per fiscal quarter and reimburses certain travel expenses and other out-of-pocket expenses.

The following table presents revenues earned and expenses incurred by the Company during the fiscal years ended September 30, 2019 and 2018, and accounts receivable and accounts payable balances at September 30, 2019 and 2018, related to transactions with the related parties described above (in thousands):

	Revenue Earned (Expense Incurred)				Accounts Receivable (Payable)
	For the Fiscal Year Ended September 30,				September 30,
	2019		2018		2019	2018
Purchaser of subsidiary	$—		$—		$756	$850
Disposed entity	—		—		846	937
Land Development Project	—		—		774	774
Subcontracting Services	(19,491)	(1)	(13,245)	(1)	(1,238)	(790)
Construction Services	5,936		1,753		2,434	2,863
Island Pond	(320)	(2)	(320)	(2)	—	—
Vehicles	(1,491)	(2)	(1,149)	(2)	—	—
Consulting Services	(265)	(2)	(272)	(2)	—	—
Legal Services	—	(2)	(58)	(2)	—	—
H&K	(78)	(2)	(84)	(2)	—	—
H&A	—	(2)	(61)	(2)	—	—
SunTx	(1,252)	(2)	(1,457)	(2)	—	—

(1) Cost is reflected as cost of revenues on the Company’s Consolidated Statements of Income.
(2) Cost is reflected as general and administrative expenses on the Company’s Consolidated Statements of Income.

Note 18 - Commitments and Contingencies
Operating Leases
The Company leases office premises and equipment. Where leases contain escalation clauses or concessions, such as rent holidays and landlord/tenant incentives or allowances, the impact of such adjustment is recognized on a straight-line basis over the minimum lease period. Certain leases provide for renewal options and require the payment of real estate taxes or other occupancy costs, which are also subject to escalation clauses. Operating lease expense amounted to approximately $9.4 million and $11.2 million for the fiscal years ended September 30, 2019 and 2018, respectively, which is primarily included in cost of revenues in the Consolidated Statements of Income.
Future minimum obligations under non-cancelable operating leases at September 30, 2019 were as follows (in thousands):

Fiscal Year	Amount
2020	$6,537
2021	3,043
2022	1,041
2023	351
2024	255
Thereafter	58
Total	$11,285

Subsequent to September 30, 2019, the Company paid approximately $10.0 million to purchase certain assets previously subject to operating leases. Future minimum lease payments of $4.1 million related to these items are reflected in the table above. See Note 22 - Subsequent Events.

Litigation, Claims, and Assessments
From time to time, the Company is subject to inquiries or audits by taxing authorities arising from its operations, covering a wide range of matters that arise in the ordinary course of business, such as income taxes and other types of taxes. Each of these matters is subject to various uncertainties, and it is possible that some of these matters may not be resolved in the Company’s favor. The Company is also involved in other legal and administrative proceedings arising in the ordinary course of business. The outcomes of these inquiries and legal proceedings are not expected to have a material effect on the Company’s financial position or results of operations on an individual basis, although adverse outcomes in a significant number of such ordinary course inquiries and legal proceedings could, in the aggregate, have a material adverse effect on the Company’s financial condition and results of operations.
Letters of Credit
Under the Revolving Credit Facility, the Company has a total capacity of $30.0 million that may be used for a combination of cash borrowings and letter of credit issuances. At September 30, 2019 and 2018, the Company had aggregate letters of credit outstanding in the amount of $10.9 million and $11.8 million, respectively, primarily related to certain insurance policies as described in Note 2 - Significant Accounting Policies.

Note 19 - Joint Venture
In November 2017, one of the Company’s wholly owned subsidiaries entered into a joint venture agreement (the “JV”) with a third party for the sole purpose of bidding on and performing a construction project for the Alabama Department of Transportation. The Company and the third party each own a 50% partnership interest in the JV and share revenue and expenses equally. The JV is jointly managed by representatives of the Company and the third party, and all labor, material and equipment required to perform the contract is subcontracted, with both of the participants of the JV performing some portion of the subcontracted work.
The Company accounts for this joint venture as an equity method investment in accordance with GAAP. At September 30, 2019 and 2018, the Company’s investment in the JV was $0.5 million and $1.7 million, respectively, which is reflected as “Investment in joint venture” on the Company’s Consolidated Balance Sheets. During the fiscal years ended September 30, 2019 and 2018, the Company recognized $1.3 million of pre-tax income, representing its 50% interest in the earnings of the JV, which is reflected as “Earnings from investment in joint venture” on the Company’s Consolidated Statements of Income. The income tax impact attributable to the Company’s investment in the JV is included within the provision for income taxes in the Company’s Consolidated Statements of Income.

Note 20 - Settlement Agreement
On April 19, 2018, certain of the Company’s subsidiaries entered into settlement agreements with a third party arising from an interruption event not directly related to the Company’s business that the Company does not expect to reoccur (the “Settlement”). The Settlement provides for the Company’s subsidiaries to receive aggregate net payments of approximately $15.7 million in four equal installments between January 2019 and July 2020, in exchange for releasing and waiving all current and future claims against the third party. The Company recorded a pre-tax gain of $14.8 million during the fiscal year ended September 30, 2018 related to the Settlement. The subsidiaries received approximately $7.9 million in installment payments during the fiscal year ended September 30, 2019. Future payments are reflected on the Company’s Consolidated Balance Sheets at September 30, 2019 as other current assets in the amount of $7.8 million.

Note 21 - Condensed Financial Statements of Registrant

CONSTRUCTION PARTNERS, INC.
PARENT COMPANY ONLY
CONDENSED BALANCE SHEETS
(in thousands, except share and per share data)

	September 30,
	2019	2018
ASSETS
Cash and cash equivalents	$31,610	$53,352
Investment in subsidiaries	313,277	247,944
Due from subsidiaries	1,020	545
Other assets	551	1,226
Total current assets	346,458	303,067
Property, plant and equipment	606	131
Total assets	$347,064	$303,198
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Treasury stock purchase obligation	$—	$569
Due to subsidiaries	400	800
Other current liabilities	1,231	183
Total current liabilities	1,631	1,552
Long-term liabilities:
Due to subsidiaries	1,883	2,177
Total long-term liabilities	1,883	2,177
Total liabilities	3,514	3,729
Stockholders’ Equity
Preferred stock, par value $0.001; 10,000,000 shares authorized at September 30, 2019 and September 30, 2018 and no shares issued and outstanding	—	—
Class A common stock, par value $0.001; 400,000,000 shares authorized, 32,597,736 shares issued and outstanding at September 30, 2019, and 11,950,000 shares issued and outstanding at September 30, 2018	33	12
Class B common stock, par value 0.001; 100,000,000 shares authorized, 22,106,961 shares issued and 19,184,009 shares outstanding at September 30, 2019, and 42,387,571 issued and 39,464,619 outstanding at September 30, 2018	22	42
Additional paid-in capital	243,452	242,493
Treasury stock, at cost, 2,922,952 shares of Class B common stock, par value $0.001	(15,603)	(15,603)
Retained earnings	115,646	72,525
Total stockholders’ equity	343,550	299,469
Total liabilities and stockholders’ equity	$347,064	$303,198

See note to condensed financial statements of parent company.

CONSTRUCTION PARTNERS, INC.
PARENT COMPANY ONLY
CONDENSED STATEMENTS OF INCOME
(in thousands, except per share amounts)

	For the Fiscal Year Ended September 30,
	2019	2018
Equity in net income of subsidiaries	$45,631	$51,515
Equity-based compensation expense	(957)	(975)
General and administrative expenses	(3,369)	(1,542)
Interest income, net	373	72
Income before provision for income taxes	41,678	49,070
Income tax benefit	1,443	1,721
Net income	$43,121	$50,791
Net income per share attributable to common stockholders:
Basic	$0.84	$1.11
Diluted	$0.84	1.11
Weighted average number of common shares outstanding:
Basic	51,421,159	45,605,845
Diluted	51,427,220	45,919,648

See note to condensed financial statements of parent company.

CONSTRUCTION PARTNERS, INC.
PARENT COMPANY ONLY
CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Fiscal Year Ended September 30,
	2019	2018
Cash flows from operating activities:
Net income	$43,121	$50,791
Adjustments to reconcile net income to net cash used in operating activities:
Amortization of deferred debt issuance costs	6	6
Equity-based compensation expense	957	975
Equity in net income of subsidiaries	(45,631)	(51,515)
Changes in operating assets and liabilities:
Other current assets	675	969
Other liabilities	1,049	(3,369)
Net cash provided by (used in) operating activities	177	(2,143)
Cash flows from investing activities:
Purchases of property, plant and equipment	(475)	(131)
Investment in subsidiary	(19,703)	(34,155)
Net cash (used in) provided by investing activities	(20,178)	(34,286)
Cash flows from financing activities:
Change in amounts due to (from) subsidiaries, net	(1,175)	(6,994)
Payment of treasury stock purchase obligation	(569)	(2,569)
Proceeds from initial public offering of Class A common stock, net of offering costs	—	98,009
Proceeds from sale of stock	3	5
Net cash provided by (used in) financing activities	(1,741)	88,451
Net change in cash and cash equivalents	(21,742)	52,022
Cash and cash equivalents:
Beginning of period	53,352	1,330
End of period	$31,610	$53,352

See note to condensed financial statements of parent company.

Note to Condensed Financial Statements of Parent Company
These condensed parent company-only financial statements have been prepared in accordance with Rule 12-04, Schedule I of Regulation S-X, as the restricted net assets of the subsidiaries of Construction Partners, Inc. (as defined in Rule 4-08(e)(3) of Regulation S-X) exceed 25% of the consolidated net assets of the Company. The ability of Construction Partners, Inc.’s operating subsidiaries to pay dividends is restricted by the terms of the credit facilities described in Note 11 - Debt.
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

Note 22 - Subsequent Events
Amendments to BBVA Credit Agreement
On October 1, 2019, the Company and each of its wholly owned subsidiaries entered into an amendment to the BBVA Credit Agreement that, among other things, (i) added Bank of America, N.A. as a party in connection with the assignment by BBVA to Bank of America of certain of its lending obligations under the BBVA Credit Agreement; (ii) increased the aggregate amount of the Term Loan commitment by the lenders of $10,000,000, to $54,700,000; (iii) provided for a Term Loan advance to the Company in the aggregate amount of $10,000,000, with the proceeds to be used solely for the purpose of buying out certain operating lease obligations; and (iv) extended the maturity date for the outstanding term loan advances from July 1, 2022 to October 1, 2024. In order to hedge against the risk of changes in interest rates on this advance, on October 1, 2019, the Company entered into an interest rate swap agreement with a notional amount of $5.9 million, under which the Company pays a fixed percentage rate of 1.58% and receives a credit based on the applicable LIBOR rate.
On October 18, 2019, the parties further amended the BBVA Credit Agreement to correct a clerical error that had previously transposed the formulas for calculating annual maintenance fees and issuance fees for letters of credit. As a result of this amendment, (i) the annual maintenance fee for each letter of credit is the greater of $600 or the applicable letter of credit fee rate of the aggregate average daily undrawn amount, and (ii) the fee for issuing each letter of credit is equal to the product obtained by multiplying the face amount of such letter of credit by 0.20%.
Florida Acquisition
On October 1, 2019, a subsidiary of the Company acquired substantially all of the assets of an HMA manufacturing plant and paving company located in Palm City, Florida. The acquired business is expected to benefit from geographic synergies resulting from its proximity to the Company’s current operations in central Florida, including its Okeechobee, Florida operation, which the Company acquired in February 2019. The acquisition will be accounted for as a business combination in accordance with ASC 805. The purchase price of $17.3 million was paid from cash on hand at closing.
The provisional allocation of the purchase price to assets acquired and liabilities assumed, based on their estimated fair values at the acquisition date, was determined in accordance with the methodology described under Fair Value Measurements above in Note 2 - Significant Accounting Policies. The purchase price exceeding the preliminary net fair value of identifiable assets acquired and liabilities assumed will be recorded as goodwill in the amount of $6.9 million, which is deductible for income tax purposes. Goodwill primarily represents the assembled workforce and synergies expected to result from the acquisition. Upon finalizing the accounting for this transaction, management expects to ascribe value to other identifiable intangible assets, including customer relationships and customer backlog, which will reduce the preliminary amount allocated to goodwill.
Secondary Offering — Exercise of Over-Allotment Option
On October 21, 2019, the underwriters of the Secondary Offering of the Company’s Class A common stock described above in Note 12 - Equity exercised their option to purchase from the Selling Stockholders a total of 750,000 shares of the Company’s Class A common stock at a price of $14.25 per share, before selling commissions and discounts. The Company did not receive any proceeds from the Secondary Offering or the underwriters’ exercise of their over-allotment option.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.

Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2019. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2019, our disclosure controls and procedures were effective to provide reasonable assurance that material information that we are required to disclose in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that information that we are required to disclose in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d -15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control—Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of September 30, 2019.
Attestation Report of Registered Public Accounting Firm
We are an emerging growth company, as defined by Rule 12b-2 of the Exchange Act, and therefore are not required to provide an attestation report of our registered public accounting firm with respect to our internal control over financial reporting.
Changes in Internal Control Over Financial Reporting
We have concluded that the material weaknesses identified by management in connection with the preparation of financial statements for prior periods, including those related to information technology general controls, closing and financial reporting processes, and accounting for significant and unusual transactions, have been remediated. Other than the changes implemented to remediate such material weaknesses, there were no changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.
None.

PART III
Item 10.  Directors, Executive Officers and Corporate Governance.
The information required by this Item is incorporated by reference to the proxy statement for the 2020 annual meeting of stockholders of the Company to be filed by the Company with the SEC under the Exchange Act (the “2020 Proxy Statement”). We intend to file the 2020 Proxy Statement on or about January 23, 2020, but in any event within 120 days after September 30, 2019.

Item 11.  Executive Compensation.
The information required by this Item is incorporated by reference to the 2020 Proxy Statement.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this Item is incorporated by reference to the 2020 Proxy Statement.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.
The information required by this Item is incorporated by reference to the 2020 Proxy Statement.

Item 14.  Principal Accountant Fees and Services.
The information required by this Item is incorporated by reference to the 2020 Proxy Statement.

PART IV
Item 15. Exhibits, Financial Statement Schedules.
(a)     Documents Filed as Part of this Report.
(1)     Financial Statements.
The consolidated financial statements of Construction Partners, Inc. and its subsidiaries and the parent-only financial statements of Construction Partners, Inc. included herein at Item 8 are as follows:
•Report of Independent Registered Public Accounting Firm — RSM US LLP
•Consolidated Balance Sheets as of September 30, 2019 and 2018
•Consolidated Statements of Income for the fiscal years ended September 30, 2019 and 2018
•Consolidated Statements of Changes in Stockholders’ Equity for the fiscal years ended September 30, 2019 and 2018
•Consolidated Statements of Cash Flows for the fiscal years ended September 30, 2019 and 2018
•Notes to Consolidated Financial Statements for the fiscal years ended September 30, 2019 and 2018
•Parent Company Only Condensed Balance Sheets as of September 30, 2019 and 2018
•Parent Company Only Condensed Statements of Income for the fiscal years ended September 30, 2019 and 2018
•Parent Company Only Condensed Statements of Cash Flows for the fiscal years ended September 30, 2019 and 2018
•Note to Condensed Financial Statements of Parent Company
(2)      Financial Statement Schedules.
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

4.3*	Description of Construction Partners, Inc.’s Class A common stock
10.1†
Form of Indemnification Agreement, by and between Construction Partners, Inc. and each of its directors and executive officers (incorporated by reference to Exhibit 10.1 to Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-224174) filed on April 23, 2018)

Exhibit Number	Description
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
Loan Modification Agreement and Amendment to Loan Documents, dated May 15, 2018, by and among Construction Partners Holdings, Inc. (f/k/a Construction Partners, Inc.), Wiregrass Construction Company, Inc., Fred Smith Construction, Inc., FSC II, LLC, C.W. Roberts Contracting, Incorporated, Everett Dykes Grassing Co., Inc. and The Scruggs Company, as Borrowers, Construction Partners, Inc. (f/k/a SunTx CPI Growth Company, Inc.), as Guarantor, Compass Bank, as Agent for Lenders and as a Lender and Issuing Bank, and ServisFirst Bank, as a Lender (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K (File No. 001-38479) filed on May 25, 2018)

10.2E
Loan Modification Agreement and Amendment to Loan Documents, dated August 30, 2019, by and among Construction Partners Holdings, Inc. (f/k/a Construction Partners, Inc.), Wiregrass Construction Company, Inc., Fred Smith Construction, Inc., FSC II, LLC, C.W. Roberts Contracting, Incorporated, Everett Dykes Grassing Co., Inc. and The Scruggs Company, as Borrowers, Construction Partners, Inc. (f/k/a SunTx CPI Growth Company, Inc.), as Guarantor, and BBVA USA (f/k/a Compass Bank), as Agent, Lender and Issuing Bank (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K (File No. 001-38479) filed on August 30, 2019)

10.2F
Loan Modification Agreement and Amendment to Loan Documents, dated October 1, 2019, by and among Construction Partners Holdings, Inc. (f/k/a Construction Partners, Inc.), Wiregrass Construction Company, Inc., Fred Smith Construction, Inc., FSC II, LLC, C.W. Roberts Contracting, Incorporated, Everett Dykes Grassing Co., Inc. and The Scruggs Company, as Borrowers, Construction Partners, Inc. (f/k/a SunTx CPI Growth Company, Inc.), as Guarantor, BBVA USA (f/k/a Compass Bank), as Agent for the Lenders and as a Lender and Issuing Bank, and Bank of America, N.A,, as a Lender (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K (File No. 001-38479) filed on October 1, 2019)

10.2G
Loan Modification Agreement and Amendment to Loan Documents, dated October 18, 2019, by and among Construction Partners Holdings, Inc. (f/k/a Construction Partners, Inc.), Wiregrass Construction Company, Inc., Fred Smith Construction, Inc., FSC II, LLC, C.W. Roberts Contracting, Incorporated, Everett Dykes Grassing Co., Inc. and The Scruggs Company, as Borrowers, Construction Partners, Inc. (f/k/a SunTx CPI Growth Company, Inc.), as Guarantor, BBVA USA (f/k/a Compass Bank), as Agent for the Lenders and as a Lender and Issuing Bank, and Bank of America, N.A., as a Lender (incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K (File No. 001-38479) filed on October 21, 2019)

10.3†
Construction Partners, Inc. (f/k/a SunTx CPI Growth Company, Inc.) 2016 Equity Incentive Plan and forms of Option Agreement, Option Grant Notice, Restricted Stock Award Agreement and Restricted Stock Award Grant Notice thereunder (incorporated by reference to Exhibit 10.6 to the Registration Statement on Form S-1 (File No. 333-224174) filed on April 6, 2018)

10.4†
Construction Partners, Inc. 2018 Equity Incentive Plan (incorporated by reference to Exhibit 10.7 to Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-224174) filed on April 23, 2018)

10.4A†
First Amendment to the Construction Partners, Inc. 2018 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 001-38479) filed on August 9, 2019)

10.4B†
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
10.4D†
Form of Restricted Stock Unit Award under the Construction Partners, Inc. 2018 Equity Incentive Plan (incorporated by reference to Exhibit 10.10 to the Registration Statement on Form S-1 (File No. 333-224174) filed on April 6, 2018)

10.4E†
Form of Stock Appreciation Rights Award (Stock-Settled) under the Construction Partners, Inc. 2018 Equity Incentive Plan (incorporated by reference to Exhibit 10.11 to the Registration Statement on Form S-1 (File No. 333-224174) filed on April 6, 2018)

10.4F†
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
Amendment to Management Services Agreement, dated October 1, 2013, by and between Construction Partners Holdings, Inc. (f/k/a Construction Partners, Inc.) and SunTx Capital Management Corp. (incorporated by reference to Exhibit 10.14 to the Registration Statement on Form S-1 (File No. 333-224174) filed on April 6, 2018)

10.6†
Employment and Non-Compete Agreement, effective as of July 1, 2014, by and between FSC II, LLC and F. Julius Smith III (incorporated by reference to Exhibit 10.15 to the Registration Statement on Form S-1 (File No. 333-224174) filed on April 6, 2018)

10.7†
Form of Construction Partners, Inc. (f/k/a SunTx CPI Growth Company, Inc.) Non-Plan Stock Option Award Agreement (incorporated by reference to Exhibit 10.16 to the Registration Statement on Form S-1 (File No. 333-224174) filed on April 6, 2018)

10.7A†
Form of Construction Partners, Inc. (f/k/a SunTx CPI Growth Company, Inc.) First Amendment to Non-Plan Stock Option Award Agreement (incorporated by reference to Exhibit 10.17 to the Registration Statement on Form S-1 (File No. 333-224174) filed on April 6, 2018)

10.8†
Option Agreement, dated March 7, 2017, between Construction Partners, Inc. (f/k/a SunTx CPI Growth Company, Inc.) and F. Julius Smith, III (incorporated by reference to Exhibit 10.18 to the Registration Statement on Form S-1 (File No. 333-224174) filed on April 6, 2018)

10.8A†
First Amendment to Option Agreement, dated August 30, 2019, between Construction Partners, Inc. (f/k/a SunTx CPI Growth Company, Inc.) and F. Julius Smith, III (incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K (File No. 001-38479) filed on August 30, 2019)

14.1	Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 to the Annual Report on Form 10-K (File No. 001-38479) filed on December 14, 2018)
21.1*	List of Significant Subsidiaries of Construction Partners, Inc.
23.1*	Consent of RSM US LLP
31.1*	Certification of President and Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
32.1**	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350
95.1*	Mine Safety Disclosures
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)
†	Management contract, compensatory plan or arrangement.
*	Filed herewith.
**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 13th day of December, 2019.

CONSTRUCTION PARTNERS, INC.

By:	/s/ Charles E. Owens
Charles E. Owens
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name and Signature	Title	Date

/s/ Charles E. Owens	President, Chief Executive Officer and Director	December 13, 2019
Charles E. Owens	(Principal Executive Officer)

/s/ R. Alan Palmer	Executive Vice President and Chief Financial Officer	December 13, 2019
R. Alan Palmer	(Principal Financial Officer)

/s/ Todd K. Andrews	Chief Accounting Officer	December 13, 2019
Todd K. Andrews	(Principal Accounting Officer)

/s/ Ned N. Fleming, III	Executive Chairman of the Board and Directors	December 13, 2019
Ned N. Fleming, III

/s/ Craig Jennings	Director	December 13, 2019
Craig Jennings

/s/ Mark R. Matteson	Director	December 13, 2019
Mark R. Matteson

/s/ Michael H. McKay	Director	December 13, 2019
Michael H. McKay

/s/ Stefan L. Shaffer	Director	December 13, 2019
Stefan L. Shaffer

/s/ Noreen E. Skelly	Director	December 13, 2019
Noreen E. Skelly