Form 10-Q
period 2019-12-31
Construction Partners, Inc.
filed 2020-02-07
CIK 1718227

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2019
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
(Nasdaq Global Select Market)

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of February 5, 2020, the registrant had 32,705,418 shares of Class A common stock, $0.001 par value, and 19,076,327 shares of Class B common stock, $0.001 par value, outstanding.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
Certain statements contained in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including statements related to future events, business strategy, future performance, future operations, backlog, financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management. All statements other than statements of historical fact may be forward-looking statements. Forward-looking statements are often, but not always, identified by the use of words such as “seek,” “anticipate,” “plan,” “continue,” “estimate,” “expect,” “may,” “will,” “project,” “predict,” “potential,” “targeting,” “intend,” “could,” “might,” “should,” “believe,” “outlook” and similar expressions or their negative. Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking statements are based on management’s belief, based on currently available information, as to the outcome and timing of future events. These statements involve estimates, assumptions, known and unknown risks, uncertainties and other factors that may cause actual results or events to differ materially from those expressed in such forward-looking statements. When evaluating forward-looking statements, you should consider the risk factors and other cautionary statements described under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2019. We believe the expectations reflected in the forward-looking statements contained in this report are reasonable, but no assurance can be given that these expectations will prove to be correct. Forward-looking statements should not be unduly relied upon.
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
•government inquiries, requirements and initiatives, including those related to funding for public or infrastructure construction, land usage, environmental, health and safety matters, and government contracting requirements and other laws and regulations;
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
These factors are not necessarily all of the important factors that could cause actual results or events to differ materially from those expressed in the forward-looking statements. Other unknown or unpredictable factors could also cause actual results or events to differ materially from those expressed in the forward-looking statements. Our future results will depend upon various other risks and uncertainties, including those described in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the fiscal year ended September 30, 2019. All forward-looking statements attributable to us are qualified in their entirety by this cautionary statement. Forward-looking statements speak only as of the date hereof. We undertake no obligation to update or revise any forward-looking statements after the date on which any such statement is made, whether as a result of new information, future events or otherwise, except as required by law.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CONSTRUCTION PARTNERS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31,	September 30,
	2019	2019
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$49,443	$80,619
Contracts receivable including retainage, net	118,548	139,882
Costs and estimated earnings in excess of billings on uncompleted contracts	14,152	12,030
Inventories	36,271	34,291
Prepaid expenses and other current assets	16,087	13,144
Total current assets	234,501	279,966

Property, plant and equipment, net	229,502	205,870
Operating lease right-of-use assets	8,532	—
Goodwill	45,467	38,546
Intangible assets, net	3,381	3,434
Investment in joint venture	39	496
Other assets	1,953	2,284
Deferred income taxes	1,173	1,173
Total assets	$524,548	$531,769
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$48,627	$70,442
Billings in excess of costs and estimated earnings on uncompleted contracts	31,169	31,115
Current portion of operating lease liabilities	2,930	—
Current maturities of debt	8,511	7,538
Accrued expenses and other current liabilities	11,649	19,078
Total current liabilities	102,886	128,173
Long-term liabilities:
Long-term debt, net of current maturities	49,149	42,458
Operating lease liabilities, net of current portion	5,818	—
Deferred income taxes	11,480	11,480
Other long-term liabilities	6,031	6,108
Total long-term liabilities	72,478	60,046
Total liabilities	175,364	188,219
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $0.001; 10,000,000 shares authorized at December 31, 2019 and September 30, 2019 and no shares issued and outstanding	—	—
Class A common stock, par value $0.001; 400,000,000 shares authorized, 32,705,418 shares issued and outstanding at December 31, 2019, and 32,597,736 shares issued and outstanding at September 30, 2019	33	33
Class B common stock, par value $0.001; 100,000,000 shares authorized, 21,999,279 shares issued and 19,076,327 outstanding at December 31, 2019, and 22,106,961 shares issued and 19,184,009 shares outstanding at September 30, 2019	22	22
Additional paid-in capital	243,847	243,452
Treasury stock, at cost, 2,922,952 shares of Class B common stock, par value $0.001	(15,603)	(15,603)
Retained earnings	120,885	115,646
Total stockholders’ equity	349,184	343,550
Total liabilities and stockholders’ equity	$524,548	$531,769

See notes to consolidated financial statements (unaudited).

CONSTRUCTION PARTNERS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(unaudited in thousands, except share and per share data)

	For the Three Months Ended December 31,
	2019	2018
Revenues	$175,314	$154,327
Cost of revenues	151,557	133,199
Gross profit	23,757	21,128
General and administrative expenses	(17,113)	(14,431)
Gain on sale of equipment, net	309	334
Operating income	6,953	7,031
Interest expense, net	(281)	(515)
Other income (expense)	65	(17)
Income before provision for income taxes and earnings from investment in joint venture	6,737	6,499
Provision for income taxes	1,319	1,651
Earnings from investment in joint venture	43	306
Net income	$5,461	$5,154

Net income per share attributable to common stockholders:
Basic	$0.11	$0.10
Diluted	$0.11	$0.10

Weighted average number of common shares outstanding:
Basic	51,489,211	51,414,619
Diluted	51,609,380	51,414,619

See notes to consolidated financial statements (unaudited).

CONSTRUCTION PARTNERS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(unaudited in thousands, except share data)

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Treasury Stock	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
September 30, 2019	32,597,736	$33	22,106,961	$22	$243,452	$(15,603)	$115,646	$343,550
Net income	—	—	—	—	—	—	5,461	5,461
Equity-based compensation expense	—	—	—	—	395	—	—	395
Conversion of Class B common stock to Class A common stock	107,682	—	(107,682)	—	—	—	—	—
Effect of adopting ASU Topic 842 (See Note 3)	—	—	—	—	—	—	(222)	(222)
December 31, 2019	32,705,418	$33	21,999,279	$22	$243,847	$(15,603)	$120,885	$349,184

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Treasury Stock	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
September 30, 2018	11,950,000	$12	42,387,571	$42	$242,493	$(15,603)	$72,525	$299,469
Net income	—	—	—	—	—	—	5,154	5,154
December 31, 2018	11,950,000	$12	42,387,571	$42	$242,493	$(15,603)	$77,679	$304,623

See notes to consolidated financial statements (unaudited).

CONSTRUCTION PARTNERS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited in thousands)

	For the Three Months Ended December 31,
	2019	2018
Cash flows from operating activities:
Net income	$5,461	$5,154
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization of long-lived assets	9,438	7,138
Amortization of deferred debt issuance costs and debt discount	36	27
Provision for bad debt	145	145
Gain on sale of equipment	(309)	(334)
Equity-based compensation expense	395	—
Earnings from investment in joint venture	(43)	(306)
Other non-cash adjustments	(6)	—
Changes in operating assets and liabilities, net of acquisition:
Contracts receivable including retainage, net	21,981	26,174
Costs and estimated earnings in excess of billings on uncompleted contracts	(2,122)	(858)
Inventories	(1,535)	(3,982)
Prepaid expenses and other current assets	(2,943)	(2,277)
Other assets	331	298
Accounts payable	(21,815)	(25,290)
Billings in excess of costs and estimated earnings on uncompleted contracts	54	733
Accrued expenses and other current liabilities	(7,444)	(5,402)
Other long-term liabilities	(77)	(9)
Net cash provided by operating activities, net of acquisition	1,547	1,211
Cash flows from investing activities:
Purchases of property, plant and equipment	(23,595)	(7,406)
Proceeds from sale of equipment	492	536
Business acquisition, net of cash acquired	(17,748)	—
Distributions received from investment in joint venture	500	1,800
Net cash used in investing activities	(40,351)	(5,070)
Cash flows from financing activities:
Proceeds from issuance of long-term debt, net of debt issuance costs and discount	9,777	—
Repayments of long-term debt	(2,149)	(3,711)
Net cash provided by (used in) financing activities	7,628	(3,711)
Net change in cash and cash equivalents	(31,176)	(7,570)
Cash and cash equivalents:
Beginning of period	80,619	99,137
End of period	$49,443	$91,567

Supplemental cash flow information:
Cash paid for interest	$496	$747
Cash paid for income taxes	$300	$60
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$217	$—
Cash paid for operating lease liabilities	$870	$—
Non-cash items:
Property, plant and equipment financed with accounts payable	$391	$178

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

The Company was formed as a Delaware corporation in 2007 as a holding company for its wholly owned subsidiary, Construction Partners Holdings, Inc., a Delaware corporation incorporated in 1999 that began operations in 2001, to execute an acquisition growth strategy in the HMA paving and construction industry. On December 31, 2019, the Company completed an internal reorganization by merging Construction Partners Holdings, Inc. with and into the Company, with the Company surviving the merger. SunTx Capital Partners (“SunTx”), a private equity firm based in Dallas, Texas, is the Company’s majority investor and has owned a controlling interest in the Company’s stock since the Company’s inception.

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

Note 2 - Significant Accounting Policies
Basis of Presentation
The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation. These interim consolidated statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), which permit reduced disclosure for interim periods. The Consolidated Balance Sheet as of September 30, 2019 was derived from audited financial statements for the fiscal year then ended, but does not include all necessary disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) with respect to annual financial statements. In the opinion of management, the unaudited consolidated financial statements include all recurring adjustments and normal accruals necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the dates and periods presented. These consolidated financial statements and accompanying notes should be read in conjunction with the Company’s audited annual consolidated financial statements and notes thereto included in its Annual Report on Form 10-K for the fiscal year ended September 30, 2019 (the “2019 Form 10-K”). Results for interim periods are not necessarily indicative of the results to be expected for a full fiscal year or for any future period.

Management’s Estimates
The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the recorded amounts of assets, liabilities, stockholders’ equity, revenues and expenses during the reporting period, and the disclosure of contingent liabilities at the date of the consolidated financial statements. Estimates are used in accounting for items such as recognition of revenues and cost of revenues, goodwill and other intangible assets, valuation of operating lease right-of-use assets, allowance for doubtful accounts, valuation allowances related to income taxes, accruals for potential liabilities related to lawsuits or insurance claims, and the fair value of equity-based compensation awards. Estimates are continually evaluated based on historical information and actual experience; however, actual results could differ from these estimates.
A description of certain critical accounting policies of the Company is presented below. Additional critical accounting policies and the underlying judgments and uncertainties are described in the notes to the Company’s annual consolidated financial statements included in its 2019 Form 10-K.

Emerging Growth Company
The Company is an “emerging growth company,” as defined by the Jumpstart Our Business Startups Act (the “JOBS Act”) enacted in April 2012. As an emerging growth company, the Company could have taken advantage of an exemption that would have allowed the Company to wait to comply with new or revised financial accounting standards until the effective date of such standards for private companies. However, the Company has irrevocably elected to opt out of such extended transition period, which means that when a new or revised standard has a different effective date for public and private companies, the Company is required to adopt the standard at the effective date applicable to public companies that are not emerging growth companies.

Cash and Cash Equivalents
Cash consists principally of currency on hand and demand deposits at commercial banks. Cash equivalents are short-term, highly liquid investments that are both readily convertible to known amounts of cash and are so near their maturity that they present insignificant risk of changes in value because of changes in interest rates. Cash equivalents include investments with original maturities of three months or less. The Company maintains demand accounts, money market accounts and certificates of deposit at several banks. From time to time, the account balances have exceeded the maximum available federal deposit insurance coverage limit. The Company has not experienced any losses in such accounts and regularly monitors its credit risk.
Contracts Receivable Including Retainage, net
Contracts receivable are generally based on amounts billed and currently due from customers, amounts currently due but unbilled, and amounts retained by the customer pending completion of a project. It is common in the Company’s industry for a small portion of either progress billings or the contract price, typically 10%, to be withheld by the customer until the Company completes a project to the satisfaction of the customer in accordance with contract terms. Such amounts, defined as retainage, represent a contract asset and are included on the Consolidated Balance Sheet as “Contracts receivable including retainage, net”. Based on the Company’s experience with similar contracts in recent years, billings for such retainage balances are generally collected within one year of the completion of the project.

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
The contract asset, “Costs and estimated earnings in excess of billings on uncompleted contracts,” arises when the Company recognizes revenues for services performed under its construction projects, but the Company is not yet entitled to bill the customer under the terms of the contract. Amounts billed to customers are excluded from this asset and reflected on the Consolidated Balance Sheet as “Contracts receivable including retainage, net”. Included in costs and estimated earnings on uncompleted contracts are amounts the Company seeks or will seek to collect from customers or others for (i) errors, (ii) changes in contract specifications or design, (iii) contract change orders in dispute, unapproved as to scope and price, or (iv) other customer-related causes of unanticipated additional contract costs (such as claims). Such amounts are recorded to the extent that the amount can be reasonably estimated and recovery is probable. Claims and unapproved change orders made by the Company may involve negotiation and, in rare cases, litigation. Unapproved change orders and claims also involve the use of estimates, and revenues associated with unapproved change orders and claims are included in the transaction price to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty is resolved. The Company did not recognize any material amounts associated with claims and unapproved change orders during the periods presented.

The contract liability, “Billings in excess of costs and estimated earnings on uncompleted contracts,” represents the Company’s obligation to transfer to a customer goods or services for which the Company has been paid by the customer or for which the Company has billed the customer under the terms of the contract. Revenue for future services reflected in this account are recognized, and the liability is reduced, as the Company subsequently satisfies the performance obligation under the contract.
Costs and estimated earnings in excess of billings on uncompleted contracts and billings in excess of costs and estimated earnings on uncompleted contracts are typically resolved within one year and are not considered significant financing components.

Concentration of Risks
Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of contracts receivable including retainage. In the normal course of business, the Company provides credit to its customers and does not generally require collateral. The Company monitors concentrations of credit risk associated with these receivables on an ongoing basis. The Company has not historically experienced significant credit losses, due primarily to management’s assessment of customers’ credit ratings. The Company principally deals with recurring customers, state and local governments and well-known local companies whose reputations are known to management. The Company performs credit checks for significant new customers and generally requires progress payments for significant projects. The Company generally has the ability to file liens against the property if payments are not made on a timely basis. No single customer accounted for more than 10.0% of the Company’s contracts receivable including retainage, net balance at December 31, 2019 or September 30, 2019.
Projects performed for various Departments of Transportation accounted for 31.0% and 37.3% of consolidated revenues for each of the three months ended December 31, 2019 and 2018. Two customers accounted for more than 10.0% of consolidated revenues for the three months ended December 31, 2019 and 2018, as follows:

	% of Consolidated Revenues
	for the Three Months Ended December 31,
	2019	2018
Alabama Department of Transportation	10.8%	9.6%
North Carolina Department of Transportation	8.5%	14.2%
Revenues from Contracts with Customers
The Company derives all of its revenues from contracts with its customers, predominantly by performing construction services for both public and private infrastructure projects, with an emphasis on highways, roads, bridges, airports and commercial and residential developments. These projects are performed for a mix of federal, state, municipal and private customers. In addition, the Company derives revenues from the sale of construction materials, including HMA, aggregates, liquid asphalt cement and ready-mix concrete to third-party public and private customers pursuant to contracts with those customers. The following table reflects, for the periods presented, (i) revenues generated from public infrastructure construction projects and the sale of construction materials to public customers and (ii) revenues generated from private infrastructure construction projects and the sale of construction materials to private customers.

	% of Consolidated Revenues For the Three Months Ended December 31,
	2019	2018
Private	39.4%	32.1%
Public	60.6%	67.9%
Revenues derived from construction projects are recognized over time as the Company satisfies its performance obligations by transferring to the customer control of the asset created or enhanced by the project. Recognition of revenues and cost of revenues for construction projects requires significant judgment by management, including, among other things, estimating total costs expected to be incurred to complete a project and measuring progress toward completion. Management reviews contract estimates regularly to assess revisions of estimated costs to complete a project and measurement of progress toward completion.
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
Revenue recognized during a reporting period is based on the cost-to-cost input method applied to the total transaction price, including adjustments for variable consideration, such as liquidated damages, penalties or bonuses, related to the timeliness or quality of project performance. The Company includes variable consideration in the estimated transaction price at the most likely amount to which the Company expects to be entitled or the most likely amount the Company expects to incur, in the case of liquidated damages or penalties. Such amounts are included in the transaction price to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty is resolved. The Company accounts for changes to the estimated transaction price using a cumulative catch-up adjustment.
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
Revenues derived from the sale of HMA, aggregates, ready-mix concrete, and liquid asphalt are recognized at the point in time at which control of the product is transferred to the customer. Generally, that point in time is when the customer accepts delivery at its facility or receives product in its own transport vehicles from one of the Company’s HMA plants. Upon purchase, the Company generally provides an invoice or similar document detailing the goods transferred to the customer. The Company generally offers payment terms customary in the industry, which typically require payment ranging from point-of-sale to 30 days following purchase.
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

Note 3 - Accounting Standards
Recently Adopted Accounting Pronouncements
Accounting Standards Codification (“ASC”) Topic 842

ASC Topic 842, Leases (“Topic 842”) requires lessees to recognize operating lease right-of-use assets and operating lease liabilities on the balance sheet as described below. Prior to adoption of Topic 842, operating leases were expensed on a straight-line basis over the lease term on the Company’s Consolidated Statements of Income, and the Company did not recognize operating lease right-of-use assets and operating lease liabilities on its Consolidated Balance Sheet.
The Company adopted Topic 842 effective October 1, 2019 using a modified retrospective transition approach with no prior-period retrospective adjustments. As a result, on the adoption date, the Company recognized (i) a net cumulative decrease to retained earnings of $0.2 million, (ii) additional operating lease right-of-use assets of $9.1 million, (iii) current operating lease liabilities of $2.9 million and (iv) non-current operating lease liabilities of $6.4 million. The Company elected to apply optional practical expedients that allowed the Company to forego reassessments of (i) the classification of leases existing at the date of adoption, (ii) the initial direct costs of any existing leases and (iii) whether any expired or existing contracts are, or contain, leases.
In connection with the adoption of Topic 842, the Company implemented several accounting policies relating to the identification and measurement of operating lease right-of-use assets and liabilities. At the inception of a contractual arrangement, the Company determines whether a contract contains a lease by assessing whether the contract conveys to the Company the right to control the use of an identified asset in exchange for consideration over a period of time. If so, the Company measures and records an operating lease liability equal to the present value of the future lease payments. Because most of the Company’s leases do not provide an implicit rate, the Company’s incremental borrowing rate is used in determining the present value of lease payments. The amount of the operating lease right-of-use asset consists of: (i) the amount of the initial measurement of the operating lease liability; (ii) any lease payments made at or before the commencement date, minus any lease incentives received; and (iii) any initial direct costs incurred. The present value calculation may account for options to extend or terminate the lease when it is reasonably certain that the Company will exercise the option.
The Company has elected not to apply the recognition requirements to short-term leases (those with terms of 12 months or less) or leases to explore for or use minerals. Instead, for these types of leases, the Company recognizes lease expense in the Consolidated Statements of Income on a straight-line basis over the lease term.

Note 4 - Business Acquisitions
On October 1, 2019, a subsidiary of the Company acquired substantially all of the assets of an HMA manufacturing plant and paving company located in Palm City, Florida. The acquired business is expected to benefit from geographic synergies resulting from its proximity to the Company’s preexisting operations in central Florida, including its Okeechobee, Florida HMA plant and office, which the Company acquired in February 2019. The acquisition has been accounted for as a business combination in accordance with ASC Topic 805, Business Combinations. The purchase price of $17.7 million was paid from cash on hand at closing.
The provisional allocation of the purchase price to assets acquired and liabilities assumed, based on their estimated fair values at the acquisition date, was determined in accordance with the methodology described under Fair Value Measurements in Note 2 - Significant Accounting Policies to the Company’s audited financial statements for the fiscal year ended September 30, 2019. The provisional amounts allocated are $9.6 million of property, plant and equipment, $1.2 million of other current assets and $6.9 million of goodwill. Goodwill, which is deductible for income tax purposes, primarily represents the assembled work force synergies expected to result from the acquisition. Upon finalizing the accounting for this transaction, management expects to ascribe value to other identifiable intangible assets, including customer relationships and customer backlog, which will reduce the preliminary amount allocated to goodwill.
The results of operations since the October 1, 2019 acquisition date attributable to this acquisition are included in the consolidated financial statements since the acquisition date and were not material to the Consolidated Statements of Income for the three months ended December 31, 2019. Pro forma results of operations as if the acquisition had been consummated October 1, 2018 would not be material to the Consolidated Statements of Income.
The Company recorded certain costs to effect the acquisition as they were incurred, which are reflected in general and administrative expenses on the Company’s Consolidated Statements of Income in the amount of $0.1 million for the three months ended December 31, 2019.

Note 5 - Contracts Receivable Including Retainage, net
Contracts receivable including retainage, net consisted of the following at December 31, 2019 and September 30, 2019 (in thousands):

	December 31, 2019	September 30, 2019
	(unaudited)
Contracts receivable	$99,095	$121,050
Retainage	20,587	19,835
	119,682	140,885
Allowance for doubtful accounts	(1,134)	(1,003)
Contracts receivable including retainage, net	$118,548	$139,882

Retainage receivables have been billed, but are not due until contract completion and acceptance by the customer.

Note 6 - Contract Assets and Liabilities
Costs and estimated earnings compared to billings on uncompleted contracts at December 31, 2019 and September 30, 2019 consisted of the following (in thousands):

	December 31, 2019	September 30, 2019
	(unaudited)
Costs on uncompleted contracts	$997,238	$900,880
Estimated earnings to date on uncompleted contracts	131,978	123,256
	1,129,216	1,024,136
Billings to date on uncompleted contracts	(1,146,233)	(1,043,221)
Net billings in excess of costs and estimated earnings on uncompleted contracts	$(17,017)	$(19,085)

Significant changes to balances of costs and estimated earnings in excess of billings (contract asset) and billings in excess of costs and estimated earnings (contract liability) on uncompleted contracts from September 30, 2019 to December 31, 2019 are presented below (in thousands):

	Costs and Estimated Earnings in Excess of Billings on Uncompleted Contracts	Billings in Excess of Costs and Estimated Earnings on Uncompleted Contracts	Net Billings in Excess of Costs and Estimated Earnings on Uncompleted Contracts
September 30, 2019	$12,030	$(31,115)	$(19,085)
Changes in revenue billed, contract price or cost estimates	$2,122	$(54)	$2,068
December 31, 2019 (unaudited)	$14,152	$(31,169)	$(17,017)

At December 31, 2019, the Company had unsatisfied or partially unsatisfied performance obligations under construction project contracts representing approximately $456.5 million in aggregate transaction price. The Company expects to earn revenue as it satisfies its performance obligations under those contracts in the amount of approximately $327.2 million during the remainder of the fiscal year ending September 30, 2020 and $129.3 million thereafter.

Note 7 - Property, Plant and Equipment
Property, plant and equipment at December 31, 2019 and September 30, 2019 consisted of the following (in thousands):

	December 31, 2019	September 30, 2019
	(unaudited)
Construction equipment	$239,486	$214,500
Plants	94,743	92,279
Land and improvements	36,325	34,365
Quarry reserves	20,594	20,678
Buildings	16,833	15,458
Furniture and fixtures	5,072	4,864
Leasehold improvements	1,135	1,135
Total property, plant and equipment, gross	414,188	383,279
Accumulated depreciation, depletion and amortization	(186,106)	(177,927)
Construction in progress	1,420	518
Total property, plant and equipment, net	$229,502	$205,870

Depreciation and depletion expense related to property, plant and equipment was $9.4 million and $6.9 million for the three months ended December 31, 2019 and 2018, respectively.

Note 8 - Debt
The Company maintains various credit facilities from time to time to finance acquisitions, the purchase of real estate, construction equipment, plants and other fixed assets, and for general working capital purposes. This includes, among other things, a credit agreement with BBVA USA as agent, issuing bank and a lender, and certain other lenders (as amended, the “BBVA Credit Agreement”) providing for a $82.0 million term loan (the “Term Loan”) and a $30.0 million revolving credit facility (the “Revolving Credit Facility”). Debt at December 31, 2019 and September 30, 2019 consisted of the following (in thousands):

	December 31, 2019	September 30, 2019
	(unaudited)
Long-term debt:
BBVA Term Loan	$52,650	$44,700
BBVA Revolving Credit Facility	5,000	5,000
Other long-term debt	464	563
Total long-term debt	58,114	50,263
Deferred debt issuance costs	(453)	(263)
Debt discount	(1)	(4)
Current maturities of long-term debt	(8,511)	(7,538)
Long-term debt, net of current maturities	$49,149	$42,458

On October 1, 2019, the Company and each of its wholly owned subsidiaries entered into an amendment to the BBVA Credit Agreement that, among other things: (i) added Bank of America, N.A. as a party in connection with the assignment by BBVA to Bank of America of certain of its lending obligations under the BBVA Credit Agreement; (ii) increased the aggregate amount of the Term Loan commitment by the lenders by $10.0 million, to $54.7 million; (iii) provided for a Term Loan advance to the Company in the aggregate amount of $10.0 million, with the proceeds to be used solely for the purpose of buying out certain operating lease obligations; and (iv) extended the maturity date for the outstanding term loan advances from July 1, 2022 to October 1, 2024. In order to hedge against the risk of changes in interest rates on this advance, on October 1, 2019, the Company entered into an interest rate swap agreement with a notional amount of $5.9 million, under which the Company pays a fixed percentage rate of 1.58% and receives a credit based on the applicable LIBOR rate.

Note 9 - Equity
Shares of our Class A common stock and Class B common stock are identical in all respects, except with respect to voting rights, conversion rights and transfer restrictions applicable to shares of Class B common stock. The holders of Class A common stock are entitled to one vote per share, and the holders of Class B common stock are entitled to ten votes per share. The holders of Class A common stock and Class B common stock vote together as a single class on all matters submitted to a vote of stockholders, including the election of directors, unless otherwise required by applicable law or the Company’s certificate of incorporation or bylaws. Shares of Class B common stock are convertible into shares of Class A common stock at any time at the option of the holder or upon any transfer, subject to certain limited exceptions. In addition, upon the election of the holders of a majority of the then-outstanding shares of Class B common stock, all outstanding shares of Class B common stock will be converted into shares of Class A common stock. Once converted into shares of Class A common stock, shares of Class B common stock will not be reissued. Class A common stock is not convertible into any other class of the Company’s capital stock.
Secondary Offering - Exercise of Over-Allotment Option
On October 21, 2019, in conjunction with an underwritten secondary offering of the Company’s Class A common stock, the underwriters of the offering exercised their option to purchase from the selling stockholders in such offering a total of 750,000 shares of the Company’s Class A common stock at a price of $14.25 per share, before selling commissions and discounts. The Company did not receive any proceeds from the offering or the underwriters’ exercise of their over-allotment option.
Conversion of Class B Common Stock to Class A Common Stock
During the three months ended December 31, 2019, certain stockholders of the Company converted a total of 107,682 shares of Class B common stock into shares of Class A common stock on a one-for-one basis. Following the conversions, there were 32,705,418 shares of Class A common stock and 19,076,327 shares of Class B common stock outstanding.

Note 10 - Earnings Per Share
As discussed in Note 9 - Equity, the Company has two classes of common stock. The Company has not presented earnings per share under the two-class method, because the earnings per share are the same for both Class A common stock and Class B common stock. The following table summarizes the weighted-average number of basic common shares outstanding and the calculation of basic earnings per share for the periods presented (in thousands, except share and per share amounts):

	For the Three Months Ended December 31,
	2019	2018
Numerator
Net income attributable to common shareholders	$5,461	$5,154
Denominator
Weighted average number of common shares outstanding, basic	51,489,211	51,414,619
Net income per common share attributable to common shareholders, basic	$0.11	$0.10

The following table summarizes the calculation of the weighted-average number of diluted common shares outstanding and the calculation of diluted earnings per share for the periods presented (in thousands, except share and per share amounts):

	For the Three Months Ended December 31,
	2019	2018
Numerator
Net income attributable to common stockholders	$5,461	$5,154
Denominator
Weighted average number of basic common shares outstanding, basic	51,489,211	51,414,619
Effect of dilutive securities:
Restricted stock grants under 2018 Equity Incentive Plan	120,169	—
Weighted average number of diluted common shares outstanding:	51,609,380	51,414,619
Net income per diluted common share attributable to common stockholders	$0.11	$0.10

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
The Company’s effective income tax rate for the three months ended December 31, 2019 and 2018 was 19.5% and 24.3%, respectively. The effective income tax rate for the three months ended December 31, 2019 was favorably impacted by the filing of an amended consolidated state return. The Company recorded an amended return benefit of $0.4 million resulting from the utilization of net operating loss carryforwards.
Note 12 - Related Parties
On December 31, 2017, the Company sold an indirect wholly owned subsidiary to an immediate family member of a Senior Vice President of the Company (“Purchaser of Subsidiary”) in consideration for a promissory note in the amount of $1.0 million, which approximated the net book value of the disposed entity. At December 31, 2019, $0.1 million and $0.6 million was reflected on the Company’s Consolidated Balance Sheet within other current assets and other assets, respectively, representing the remaining balances on this note receivable. In connection with this transaction, the Company also received a promissory note from the disposed entity (“Disposed Entity”) on December 31, 2017 in the amount of $1.0 million representing certain accounts payable of the disposed subsidiary that were paid by the Company. At December 31, 2019, $0.1 million and $0.4 million was reflected on the Company’s Consolidated Balance Sheet within other current assets and other assets, respectively, representing the remaining balances on this note receivable. Remaining payments are scheduled to be made in periodic installments during fiscal year 2020 through fiscal year 2026.

From time to time, the Company conducts or has conducted business with the following related parties:
•Prior to its acquisition by the Company, a current subsidiary of the Company advanced funds to an entity owned by an immediate family member of a Senior Vice President of the Company in connection with a land development project. The obligations of the borrower entity to repay the advances are guaranteed by a separate entity owned by the same family member of the officer. Amounts outstanding under the advances do not bear interest and must be repaid in full no later than March 17, 2021 (“Land Development Project”).
•Entities owned by immediate family members of a Senior Vice President of the Company perform subcontract work for a subsidiary of the Company, including trucking and grading services (“Subcontracting Services”).
•From time to time, a subsidiary of the Company provides construction services to various companies owned by a family member of a Senior Vice President of the Company (“Construction Services”).
•Since June 1, 2014, the Company has been a party to an access agreement with Island Pond Corporate Services, LLC (“Island Pond”), which provides a location for the Company to conduct business development activities from time to time on a property owned by the Executive Chairman of the Company’s Board of Directors.
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

The following table presents revenues earned and expenses incurred by the Company during the three months ended December 31, 2019 and 2018, and accounts receivable and payable balances at December 31, 2019 and September 30, 2019, related to transactions with the related parties described above (in thousands):

	Revenue Earned (Expense Incurred)				Accounts Receivable (Payable)
	For the Three Months Ended December 31,				December 31,	September 30,
	2019		2018		2019	2019
	(unaudited)		(unaudited)		(unaudited)
Purchaser of Subsidiary	$—		$—		$725	$756
Disposed Entity	$—		$—		$462	$846
Land Development Project	$—		$—		$774	$774
Subcontracting Services	$(1,578)	(1)	$(3,293)	(1)	$(316)	$(1,238)
Construction Services	$1,280		$113		$1,643	$2,434
Island Pond	$(80)	(2)	$(80)	(2)	$—	$—
Vehicles	$(253)	(2)	$(289)	(2)	$—	$—
Consulting Services	$(71)	(2)	$(67)	(2)	$—	$—
H&K	$—	(2)	$(21)	(2)	$—	$—
SunTx	$(314)	(2)	$(254)	(2)	$—	$—

(1) Cost is reflected as cost of revenues on the Company’s Consolidated Statements of Income.
(2) Cost is reflected as general and administrative expenses on the Company’s Consolidated Statements of Income.

Note 13 - Settlement Agreement
On April 19, 2018, certain of the Company’s subsidiaries entered into settlement agreements with a third party arising from a business interruption event not directly related to the Company’s business that the Company does not expect to reoccur (the “Settlement”). The Settlement provides for the Company’s subsidiaries to receive aggregate net payments of approximately $15.7 million in four equal installments between January 2019 and July 2020, in exchange for releasing and waiving all current and future claims against the third party. The Company recorded a pre-tax gain of $14.8 million during the fiscal year ended September 30, 2018 related to the Settlement. Future payments are reflected on the Consolidated Balance Sheet at December 31, 2019 and September 30, 2019 as other current assets in the amount of $7.8 million.
Note 14 - Equity-Based Compensation
During the fiscal year ending September 30, 2019, the Company awarded a total of 292,534 restricted shares of Class A common stock to its non-employee directors under the Construction Partners, Inc. 2018 Equity Incentive Plan in lieu of any cash compensation. The grants are classified as equity awards. The aggregate grant date fair value of these restricted awards was $3.8 million. The grants will vest as to two-thirds of the underlying shares on January 1, 2021 and as to the remaining one-third of the underlying shares on January 1, 2022.
During the three months ended December 31, 2019, the Company recorded compensation expense in connection with these grants in the amount of $0.4 million, which is reflected as general and administrative expenses in the Company’s Consolidated Statements of Income. At December 31, 2019, there was approximately $2.8 million of unrecognized compensation expense related to these awards.

Note 15 - Leases
The Company leases certain facilities, office space, vehicles and equipment. As of December 31, 2019, operating leases under Topic 842 were included in (i) operating lease right-of-use assets, (ii) current portion of operating lease liabilities and (iii) operating lease liabilities, net of current portion on the Company’s Consolidated Balance Sheet in the amounts of $8.5 million, $2.9 million and $5.8 million, respectively. As of December 31, 2019, the Company had no lease contracts that had not yet commenced but created significant rights and obligations.

Lease expense was $0.9 million and $2.6 million during the three months ended December 31, 2019 and 2018, respectively, which included operating lease costs related to short-term leases. During the quarter, the Company used cash in the amount of $11.5 million to buy out certain operating lease obligations.

As of December 31, 2019, the weighted-average remaining term of the Company’s leases was 8.2 years, and the weighted-average discount rate was 4.00%. As of December 31, 2019, the lease liability was equal to the present value of the remaining lease payments, discounted using the incremental borrowing rate on the Company’s secured debt using a single maturity discount rate, as such rate is not materially different from the discount rate applied to each of the leases in the portfolio.

The following table summarizes the Company’s undiscounted lease liabilities outstanding as of December 31, 2019 (in thousands):

Fiscal Year	Amount
Remainder of 2020	$2,483
2021	1,999
2022	962
2023	621
2024	596
2025 and thereafter	3,797
Total future minimum lease payments	$10,458
Less: imputed interest	1,710
Total	$8,748

As previously disclosed, the Company’s future minimum lease payment obligations as of September 30, 2019 were as follows:

Fiscal Year	Amount
2020	$6,537
2021	3,043
2022	1,041
2023	351
2024	255
Thereafter	58
Total	$11,285

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
This discussion and analysis of our financial condition and results of operations is intended to assist in understanding and assessing the trends and significant changes in our results of operations and financial condition. Historical results may not be indicative of future performance. This discussion includes forward-looking statements that reflect our plans, estimates and beliefs. Such statements involve risks and uncertainties. Our actual results may differ materially from those contemplated by these forward-looking statements as a result of various factors, including those set forth under the headings “Risk Factors” and “Cautionary Statement Regarding Forward-Looking Statements.” This discussion should be read in conjunction with our unaudited consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and notes thereto included in our 2019 Form 10-K. In this discussion, we use certain non-GAAP financial measures. Explanation of these non-GAAP financial measures and reconciliation to the most directly comparable GAAP financial measures are included in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Investors should not consider non-GAAP financial measures in isolation or as substitutes for financial information presented in compliance with GAAP.
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
How We Assess Performance of Our Business
Revenues
We derive our revenues predominantly by providing construction products and services for both public and private infrastructure projects, with an emphasis on highways, roads, bridges, airports and commercial and residential sites. Our projects represent a mix of federal, state, municipal and private customers. We also derive revenues from the sale of HMA, aggregates, ready-mix concrete and liquid asphalt cement to customers. Revenues derived from projects are recognized as performance obligations are satisfied over time, measured according to the relationship of total cost incurred as of a given determination date to the total estimated contract costs. Changes in job performance, job conditions and estimated profitability, including those arising from contract penalty provisions and final contract settlements, may result in revisions to estimated costs and income, and are recognized in the period in which the revisions are determined. Revenues derived from the sale of HMA, aggregates, ready-mix concrete and liquid asphalt cement are recognized when risks associated with ownership have passed to the customer.
Gross Profit
Gross profit represents revenues less cost of revenues. Cost of revenues consists of all direct and indirect costs on construction contracts, including raw materials, labor, equipment costs, depreciation, lease expenses, subcontract costs and other expenses at our HMA plants, aggregate mining facilities and liquid asphalt cement terminal. Our cost of revenues is directly affected by fluctuations in commodity prices, primarily liquid asphalt and diesel fuel. From time to time, when appropriate, we limit our exposure to changes in commodity prices by entering into forward purchase commitments. In addition, our public infrastructure contracts often provide for price adjustments based on fluctuations in certain commodity-related product costs. These price adjustment provisions are in place for most of our public infrastructure contracts, and we seek to include similar provisions in our private contracts.

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
Adjusted EBITDA and Adjusted EBITDA Margin
Adjusted EBITDA represents net income before (i) interest expense, net, (ii) provision for income taxes, (iii) depreciation, depletion and amortization (iv) equity-based compensation expense, (v) loss on extinguishment of debt and (vi) certain management fees and expenses. Adjusted EBITDA Margin represents Adjusted EBITDA as a percentage of revenues for each period. These metrics are supplemental measures of our operating performance that are neither required by, nor presented in accordance with, GAAP. These measures have limitations as analytical tools and should not be considered in isolation or as an alternative to net income or any other performance measure derived in accordance with GAAP as indicator of operating performance. We present Adjusted EBITDA and Adjusted EBITDA Margin because management uses these measures as key performance indicators, and we believe that securities analysts, investors and others use these measures to evaluate companies in our industry. Our calculation of Adjusted EBITDA and Adjusted EBITDA Margin may not be comparable to similarly named measures reported by other companies. Potential differences may include differences in capital structures, tax positions and the age and book depreciation of intangible and tangible assets.
The following table presents a reconciliation of Adjusted EBITDA to net income, the most directly comparable measure calculated in accordance with GAAP, and the calculation of Adjusted EBITDA Margin for the periods presented (in thousands, except percentages):

	For the Three Months Ended December 31,
	2019	2018
Net income	$5,461	$5,154
Interest expense, net	281	515
Provision for income taxes	1,319	1,651
Depreciation, depletion and amortization of long-lived assets	9,438	7,138
Equity-based compensation expense	395	—
Management fees and expenses (1)	314	254
Adjusted EBITDA	$17,208	$14,712
Revenues	$175,314	$154,327
Adjusted EBITDA Margin	9.8%	9.5%
(1)Reflects fees and reimbursement of certain travel expenses under a management services agreement with SunTx (see Note 12 - Related Parties to the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q).

Results of Operations
Three Months Ended December 31, 2019 Compared to Three Months Ended December 31, 2018
The following table sets forth selected financial data for the three months ended December 31, 2019 and December 31, 2018 (in thousands, except percentages):

					Change From the Three Months Ended
	For the Three Months Ended December 31,				December 31, 2018
					to the Three Months Ended
	2019		2018		December 31, 2019
	Dollars	% of Revenues	Dollars	% of Revenues	$ Change	% Change
Revenues	$175,314	100.0%	$154,327	100.0%	$20,987	13.6%
Cost of revenues	151,557	86.4%	133,199	86.3%	18,358	13.8%
Gross profit	23,757	13.6%	21,128	13.7%	2,629	12.4%
General and administrative expenses	(17,113)	(9.8)%	(14,431)	(9.3)%	(2,682)	18.6%
Gain on sale of equipment, net	309	0.2%	334	0.2%	(25)	(7.5)%
Operating income	6,953	4.0%	7,031	4.6%	(78)	(1.1)%
Interest expense, net	(281)	(0.2)%	(515)	(0.3)%	234	(45.4)%
Other expense	65	—%	(17)	(0.1)%	82	(482.4)%
Income before provision for income taxes and earnings from investment in joint venture	6,737	3.8%	6,499	4.2%	238	3.7%
Provision for income taxes	1,319	0.8%	1,651	1.1%	(332)	(20.1)%
Earnings from investment in joint venture	43	0.1%	306	0.2%	(263)	(85.9)%
Net income	$5,461	3.1%	$5,154	3.3%	$307	6.0%
Adjusted EBITDA	$17,208	9.8%	$14,712	9.5%	$2,496	17.0%
Revenues. Revenues for the three months ended December 31, 2019 increased $21.0 million, or 13.6%, to $175.3 million from $154.3 million for the three months ended December 31, 2018. The increase included $13.1 million of revenues attributable to acquisitions completed subsequent to December 31, 2018 and an increase of approximately $7.9 million of revenues in our existing markets from contract work and sales of HMA and aggregates to third parties.
Gross Profit. Gross profit for the three months ended December 31, 2019 increased $2.7 million, or 12.4%, to $23.8 million from $21.1 million for the three months ended December 31, 2018. The increase in gross profit was primarily the result of the 13.6 % increase in revenue from the three months ended December 31, 2019 compared to the three months ended December 31, 2018.
General and Administrative Expenses. General and administrative expenses include costs related to our operational offices that are not allocated to direct contract costs and expenses related to our corporate offices. General and administrative expenses for the three months ended December 31, 2019 increased $2.7 million, or 18.6%, to $17.1 million from $14.4 million for the three months ended December 31, 2018. The increase in general and administrative expenses for the three months ended December 31, 2019 compared to the three months ended December 31, 2018 was primarily the result of (i) a $1.4 million increase in management personnel payroll and benefits, (ii) a $0.8 million increase attributable to acquisitions completed subsequent to December 31, 2018 and (iii) a $0.4 million increase in stock compensation expense.
Interest Expense, Net. Interest expense, net for the three months ended December 31, 2019 decreased $0.2 million, or 45.4%, to $0.3 million compared to $0.5 million for the three months ended December 31, 2018. The decrease in interest expense, net, reflects a $0.5 million decrease in interest expense, partially offset by a $0.2 million decrease in interest income. The decrease in interest expense was due to a decrease in the average principal debt balance outstanding to $56.8 million for the three months ended December 31, 2019 from $60.4 million for the three months ended December 31, 2018 and a decrease in the average interest rate on the Term Loan and the Revolving Credit Facility to 3.044% during the three months ended December 31, 2019 from 4.296% during the three months ended December 31, 2018. The decrease in interest income was due to a lower average cash balance during the three months ended December 31, 2019 compared to the three months ended December 31, 2018.

Provision for Income Taxes. Our effective tax rate decreased to 19.5% for the three months ended December 31, 2019, from 24.3% for the three months ended December 31, 2018. Our lower effective tax rate was the result of filing an amended consolidated state return, as a result of which the Company recorded an amended return benefit of $0.4 million related to the utilization of net operating loss carryforwards.

Earnings from Investment in Joint Venture. During the three months ended December 31, 2019 and 2018, we earned $0.04 million and $0.3 million, respectively, of pre-tax income from our 50% interest in the earnings of a joint venture that we entered into with a third party in November 2017 for the sole purpose of performing a construction project for the Alabama Department of Transportation.
Net Income. Net income increased $0.3 million, or 6.0%, to $5.5 million for the three months ended December 31, 2019, compared to $5.2 million for the three months ended December 31, 2018. The increase in net income was a result of an increase in gross profit, partially offset by an increase in general and administrative expenses, and a decrease in the effective tax rate during the three months ended December 31, 2019 compared to the three months ended December 31, 2018, all as described above.
Adjusted EBITDA and Adjusted EBITDA Margin. Adjusted EBITDA and Adjusted EBITDA Margin were $17.2 million and 9.8%, respectively, for the three months ended December 31, 2019, compared to $14.7 million and 9.5%, respectively, for the three months ended December 31, 2018. The increase in Adjusted EBITDA was the result of a higher gross profit and depreciation, depletion and amortization of long-lived assets, partially offset by an increase in general and administrative expenses. The higher Adjusted EBITDA Margin was a primarily a result of increased depreciation, depletion and amortization of long-lived assets during the three months ended December 31, 2019. See the description of Adjusted EBITDA and Adjusted EBITDA Margin, as well as a reconciliation of Adjusted EBITDA to net income, under the heading “How We Assess Performance of Our Business”.
Inflation and Price Changes
Inflation had an immaterial impact on our results of operations for the three months ended December 31, 2019 and 2018 due to relatively low inflation in the United States in recent years and our ability to recover increasing costs by obtaining higher prices for our products, including sale price escalator clauses in most of our public infrastructure sector contracts. Inflation risk varies with the level of activity in our industry, the number, size and strength of competitors and the availability of products to supply a local market.
Liquidity and Capital Resources
Cash Flows Analysis
The following table sets forth our cash flows for the periods indicated (in thousands):

	For the Three Months Ended December 31,
	2019	2018
Net cash provided by operating activities, net of acquisition	$1,547	$1,211
Net cash used in investing activities	(40,351)	(5,070)
Net cash provided by (used in) financing activities	7,628	(3,711)
Net change in cash and cash equivalents	$(31,176)	$(7,570)

Operating Activities
Cash provided by operating activities was $1.5 million for the three months ended December 31, 2019, an increase of $0.3 million compared to $1.2 million for the three months ended December 31, 2018. The increase was primarily due to a $0.3 million increase in net income for the three months ended December 31, 2019 compared to the three months ended December 31, 2018 and a $3.0 million increase in adjustments to reconcile net income to cash flows provided by operating activities, partially offset by a $2.9 million decrease in changes in operating assets and liabilities for those same periods. The $3.0 million increase in adjustments to reconcile net income to cash flows provided by operating activities was primarily due to a $2.3 million increase in depreciation, depletion and amortization of long-lived assets. The $2.9 million decrease in changes in operating assets and liabilities included (i) a $4.2 million decrease in contracts receivable due to normal fluctuations resulting from the timing of processing transactions in our accounts receivable cycle, (ii) a $2.0 million decrease in accrued expenses and other current liabilities primarily related to payroll and benefits, (iii) a $1.3 million decrease in costs and estimated earnings in excess of billings on uncompleted contracts resulting from the timing of performing and closing projects, (iv) a $3.5 million increase in accounts payable due to normal fluctuations in the timing of processing transaction in our accounts payable cycle and (v) a $2.4 million increase in inventories due to normal fluctuations in our inventory cycle.

Investing Activities
Cash used in investing activities was $40.4 million for the three months ended December 31, 2019 compared to $5.1 million for the three months ended December 31, 2018. The increase reflects $17.7 million used in connection with a business acquisition in October 2019 and a $16.2 million increase in purchases of property, plant and equipment, which includes $11.5 million for the buyout of equipment leases. The increase also included a $1.3 million decrease in distributions received from our investment in a joint venture during the three months ended December 31, 2019, compared to the three months ended December 31, 2018.
Financing Activities
Cash provided by financing activities was $7.6 million for the three months ended December 31, 2019 compared to $3.7 million of cash used during the three months ended December 31, 2018, reflecting a $9.8 million term loan advance, net of issuance cost, related to our buyout of certain lease obligations in October 2019 and a $1.5 million lower repayment of the Term Loan and other debt during the three months ended December 31, 2019 compared to the three months ended December 31, 2018.
BBVA Credit Agreement
We and each of our subsidiaries are parties to the BBVA Credit Agreement. The BBVA Credit Agreement provides for the Term Loan and the Revolving Credit Facility. At December 31, 2019 and September 30, 2019, we had $52.7 million and $44.7 million, respectively, of principal outstanding under the Term Loan, $5.0 million and $5.0 million, respectively, of principal outstanding under the Revolving Credit Facility, and availability of $13.6 million and $14.4 million, respectively, under the Revolving Credit Facility, after reduction for outstanding letters of credit. The obligations of our subsidiaries under the Term Loan and the Revolving Credit Facility are secured by a first priority security interest in substantially all of our assets and are guaranteed by the Company, as the ultimate parent company of the borrower entities.
In August 2019, the BBVA Credit Agreement was amended to, among other things, modify the interest rate and fee structure, as well as the repayment schedule and amounts. In October 2019, the BBVA Credit Agreement was amended to add Bank of America, N.A. as a party in connection with the assignment by BBVA to Bank of America of certain of its lending obligations under the BBVA Credit agreement and extend the maturity date for the outstanding term loan advances from July 1, 2022 to October 1, 2024. Currently, the BBVA Credit Agreement provides for a four-tier escalating interest rate for both the Term Loan and the Revolving Credit Facility that is tied to the London Interbank Offered Rate (“LIBOR”). The baseline rate for such borrowings is LIBOR plus 1.20%, and the rate may increase up to LIBOR plus 1.70% if the Company’s consolidated leverage ratio exceeds 2.00%. At December 31, 2019 and September 30, 2019, the interest rate on outstanding borrowings under the Term Loan and Revolving Credit Facility was 2.999% and 3.244%, respectively. Principal repayments under the Term Loan are made in quarterly installments in an amount equal to 2.50% of the original amount borrowed, a reduction from the 5.00% rate that we paid prior to the August 2019 amendment. We pay a commitment fee of 0.20% per annum on the aggregate unused commitment amount under the Revolving Credit Facility, a reduction from 0.35% prior to the August 2019 amendment, as well as fees with respect to any letters of credit issued thereunder. As of December 31, 2019, all amounts borrowed under the BBVA Credit Agreement were scheduled to mature on October 1, 2024.
The BBVA Credit Agreement contains usual and customary negative covenants for agreements of this type, including, but not limited to, restrictions on the Company’s ability to make acquisitions, make loans or advances, make capital expenditures and investments, pay dividends, create or incur indebtedness, create liens, wind up or dissolve, consolidate, merge or liquidate, or sell, transfer or dispose of assets. The BBVA Credit Agreement also requires the Company to satisfy certain financial covenants, including a minimum fixed charge coverage ratio of 1.20-to-1.00 and a maximum consolidated leverage ratio of 2.75-to-1.00, subject to certain adjustments. At December 31, 2019 and September 30, 2019, our fixed charge ratio was 3.51-to-1.00 and 4.04-to-1.00, respectively, and our consolidated leverage ratio was 0.73-to-1.00 and 0.66-to-1.00, respectively. At both December 31, 2019 and September 30, 2019, the Company was in compliance with all covenants under the BBVA Credit Agreement.
From time to time, we have entered into interest rate swap agreements to hedge against the risk of changes in interest rates. On June 30, 2017, we entered into an interest rate swap agreement with a notional amount of $25.0 million, under which we pay a fixed percentage rate of 2.015% and receive a credit based on the applicable LIBOR rate. On May 15, 2018, we entered into an additional $11.0 million notional interest rate swap agreement applicable to the $22.0 million amount borrowed under the Term Loan on that date, under which we pay a fixed percentage rate of 3.01% and receive a credit based on the applicable LIBOR rate. On October 1, 2019, the Company entered into an additional $5.9 million notional interest rate swap agreement applicable to the $10.0 million amount borrowed under the Term Loan on that date, under which we pay a fixed percentage rate of 1.58% and receive a credit based on the applicable LIBOR rate.
These interest rate swap agreements do not meet the criteria for hedge accounting treatment in accordance with GAAP. At December 31, 2019 and September 30, 2019, the aggregate notional value of these interest rate swap agreements was $26.3 million and $21.5 million, respectively, and the fair value was $(0.2) million and $(0.3) million, respectively, which is included within other long-term liabilities on our Consolidated Balance Sheets.

Capital Expenditures and Working Capital
During the three months ended December 31, 2019 and 2018, our capital expenditures were $23.6 million and $7.4 million, respectively. Our capital expenditures are typically made during the same fiscal year in which they are approved.  At December 31, 2019, our commitments for capital expenditures were not material to our financial condition or results of operations on a consolidated basis.   For fiscal 2020, we expect total capital expenditures to be $44.0 million to $47.0 million, not including $11.5 million for the buyout of equipment leases. Our capital expenditure budget is an estimate and is subject to change. As described further below, we believe that cash flows from operations combined with existing cash on hand and amounts available under our credit facilities will be sufficient to fund our working capital needs and planned capital expenditures for at least the next 12 months.
Historically, we have had significant cash requirements in order to organically expand our business into new geographic markets. Our cash requirements include costs related to capital expenditures, purchase of materials, production of materials and organic expansion into new markets. Our working capital needs are driven by the seasonality and growth of our business, with our cash requirements increasing in periods of growth. Additional cash requirements resulting from our growth include the costs of additional personnel, production and distribution facilities, enhancing our information systems, our compliance with laws and rules applicable to public companies and our integration of any acquisitions.
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
Interest Rate Risk
We are exposed to interest rate risk on certain of our short-term and long-term debt obligations used to finance our operations and acquisitions. We have LIBOR-based floating rate borrowings under the BBVA Credit Agreement, which expose us to variability in interest payments due to changes in the reference interest rates. From time to time, we use derivative instruments to hedge against the impact of interest rate changes on future earnings and cash flows. In order to hedge against changes in interest rates and to manage fluctuations in cash flows resulting from interest rate risk, on June 30, 2017, we entered into an amortizing interest rate swap agreement applicable to $25.0 million of outstanding debt under the Term Loan, for which we pay a fixed rate of 2.015% and receive a credit based on the applicable LIBOR rate. In connection with the amendment to the BBVA Credit Agreement and the additional borrowing on May 15, 2018, we entered into an additional $11.0 million notional interest rate swap agreement applicable to the $22.0 million of additional debt under the Term Loan. Under this additional swap agreement, we pay a fixed percentage rate of 3.01% and receive a credit based on the applicable LIBOR rate. In connection with the amendment to the BBVA Credit Agreement and the additional borrowing on October 1, 2019, we entered into an additional $5.9 million notional interest rate swap agreement applicable to the $10.0 million of additional debt under the Term Loan. Under this additional swap agreement, we pay a fixed percentage rate of 1.58% and receive a credit based on the applicable LIBOR rate.
At December 31, 2019, we had a total of $31.3 million of unhedged variable rate borrowings outstanding. A hypothetical 1% change in our borrowing rates would result in a $0.3 million change in our annual interest expense based on our variable rate debt at December 31, 2019.

Off-Balance Sheet Arrangements
As of December 31, 2019, we had no material off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
We are a smaller reporting company, as defined by Rule 12b-2 of the Exchange Act, and therefore are not required to provide the information called for by this Item.

Item 4. Controls and Procedures.
Evaluation of Disclosure Control and Procedures
Our management carried out, as of December 31, 2019, with the participation of our Chief Executive Officer and our Chief Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2019, our disclosure controls and procedures were effective to provide reasonable assurance that material information required to be disclosed by us in reports we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting

During the quarter ended December 31, 2019, we implemented new controls related to the adoption of Accounting Standards Update (“ASU”) No. 2016-02, Leases and subsequently issued related ASUs. These controls relate to the evaluation of our contracts and the application of Topic 842 to them.

Except a stated above, there were no changes to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - Other Information
Item 1. Legal Proceedings.
Due to the nature of our business, we are involved in routine litigation or subject to other disputes or claims related to our business activities, including, among other things, (i) workers’ compensation claims, (ii) employment-related disputes and (iii) liability issues or breach of contract or tortious conduct in connection with the performance of services and provision of materials. We and our affiliates are also subject to government inquiries in the ordinary course of business seeking information concerning our compliance with government construction contracting requirements and various laws and regulations, the outcome of which cannot be predicted with certainty. In the opinion of our management, after consultation with legal counsel, none of the pending inquiries, litigation, disputes or claims against us, if decided adversely to us, would have a material adverse effect on our financial condition, cash flows or results of operations. There have been no material changes to the legal proceedings disclosed in the 2019 Form 10-K.

Item 1A. Risk Factors.
In addition to the other financial information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors,” in our 2019 Form 10-K that could materially affect our business, financial condition or future operating results. The risks described in our 2019 Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and operating results.

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
4.2
Registration Rights Agreement, dated June 8, 2007, by and among Construction Partners, Inc. (f/k/a SunTx CPI Growth Company, Inc.) and certain security holders party thereto (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-1 (File No. 333-224174) filed on April 6, 2018)

10.1
Loan Modification Agreement and Amendment to Loan Documents, effective as of December 31, 2019, by and among Construction Partners, Inc. (f/k/a SunTx CPI Growth Company, Inc.), Wiregrass Construction Company, Inc., FSC II, LLC, C.W. Roberts Contracting, Incorporated, Everett Dykes Grassing Co., Inc. and The Scruggs Company, as Borrowers, BBVA USA (f/k/a Compass Bank), as Agent for the Lenders and as a Lender and Issuing Bank, and Bank of America, N.A., as a Lender (incorporated by reference to Exhibit 10.9 to the Current Report on Form 8-K (File No. 001-38479) filed on January 2, 2020)

31.1*	Certification of President and Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
31.2*	Certification of Executive Vice President and Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
32.1**	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2**	Certification of Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350
95.1*	Mine Safety Disclosures
101.INS*	XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*	Filed herewith.
**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 7th day of February, 2020.

CONSTRUCTION PARTNERS, INC.

By:	/s/ Charles E. Owens
Charles E. Owens
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name and Signature	Title	Date

/s/ Charles E. Owens	President, Chief Executive Officer and Director	February 7, 2020
Charles E. Owens	(Principal Executive Officer)

/s/ R. Alan Palmer	Executive Vice President and Chief Financial Officer	February 7, 2020
R. Alan Palmer	(Principal Financial Officer)