Form 10-Q
period 2020-03-31
Construction Partners, Inc.
filed 2020-05-08
CIK 1718227

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒
As of May 6, 2020, the registrant had 32,805,418 shares of Class A common stock, $0.001 par value, and 18,976,327 shares of Class B common stock, $0.001 par value, outstanding.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
Certain statements contained in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including statements related to future events, business strategy, future performance, future operations, backlog, financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management. All statements other than statements of historical fact may be forward-looking statements. Forward-looking statements are often, but not always, identified by the use of words such as “seek,” “anticipate,” “plan,” “continue,” “estimate,” “expect,” “may,” “will,” “project,” “predict,” “potential,” “targeting,” “intend,” “could,” “might,” “should,” “believe,” “outlook” and variations of such words or their negative and similar expressions. Forward-looking statements should not be read as a guarantee of future performance or results, and may not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking statements are based on management’s belief, based on currently available information, as to the outcome and timing of future events. These statements involve estimates, assumptions, known and unknown risks, uncertainties and other factors that may cause actual results or events to differ materially from those expressed in such forward-looking statements. When evaluating forward-looking statements, you should consider the risk factors and other cautionary statements described in this Quarterly Report on Form 10-Q and under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2019. We believe the expectations reflected in the forward-looking statements contained in this report are reasonable, but no assurance can be given that these expectations will prove to be correct. Forward-looking statements should not be unduly relied upon.
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
•our ability to maintain effective internal control over financial reporting;
•a pandemic, such as the pandemic related to the novel strain of coronavirus known as COVID-19 (“COVID-19”), and the measures that federal, state and local governments take to address it, which may exacerbate one or more of the above-mentioned risks and significantly disrupt or prevent us from operating our business for an extended period; and
•other events outside of our control.
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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CONSTRUCTION PARTNERS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	March 31,	September 30,
	2020	2019
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$53,794	$80,619
Contracts receivable including retainage, net	122,897	139,882
Costs and estimated earnings in excess of billings on uncompleted contracts	16,101	12,030
Inventories	42,010	34,291
Prepaid expenses and other current assets	11,547	13,144
Total current assets	246,349	279,966

Property, plant and equipment, net	240,083	205,870
Operating lease right-of-use assets	8,569	—
Goodwill	46,348	38,546
Intangible assets, net	3,329	3,434
Investment in joint venture	109	496
Other assets	1,952	2,284
Deferred income taxes, net	1,173	1,173
Total assets	$547,912	$531,769
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$57,990	$70,442
Billings in excess of costs and estimated earnings on uncompleted contracts	29,540	31,115
Current portion of operating lease liabilities	2,722	—
Current maturities of debt	8,457	7,538
Accrued expenses and other current liabilities	15,699	19,078
Total current liabilities	114,408	128,173
Long-term liabilities:
Long-term debt, net of current maturities	57,096	42,458
Operating lease liabilities, net of current portion	6,058	—
Deferred income taxes, net	11,480	11,480
Other long-term liabilities	7,759	6,108
Total long-term liabilities	82,393	60,046
Total liabilities	196,801	188,219
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $0.001; 10,000,000 shares authorized at March 31, 2020 and September 30, 2019 and no shares issued and outstanding	—	—
Class A common stock, par value $0.001; 400,000,000 shares authorized, 32,705,418 shares issued and outstanding at March 31, 2020, and 32,597,736 shares issued and outstanding at September 30, 2019	33	33
Class B common stock, par value $0.001; 100,000,000 shares authorized, 21,999,279 shares issued and 19,076,327 outstanding at March 31, 2020, and 22,106,961 shares issued and 19,184,009 shares outstanding at September 30, 2019	22	22
Additional paid-in capital	244,237	243,452
Treasury stock, at cost, 2,922,952 shares of Class B common stock, par value $0.001	(15,603)	(15,603)
Retained earnings	122,422	115,646
Total stockholders’ equity	351,111	343,550
Total liabilities and stockholders’ equity	$547,912	$531,769

See notes to consolidated financial statements (unaudited).

CONSTRUCTION PARTNERS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(unaudited in thousands, except share and per share data)

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2020	2019	2020	2019
Revenues	$168,679	$164,304	$343,993	$318,631
Cost of revenues	147,708	144,503	299,265	277,702
Gross profit	20,971	19,801	44,728	40,929
General and administrative expenses	(16,821)	(14,771)	(33,934)	(29,202)
Gain on sale of equipment, net	435	693	744	1,027
Operating income	4,585	5,723	11,538	12,754
Interest expense, net	(1,834)	(379)	(2,115)	(894)
Other income (expense)	(753)	123	(688)	106
Income before provision for income taxes and earnings from investment in joint venture	1,998	5,467	8,735	11,966
Provision for income taxes	531	1,488	1,850	3,139
Earnings from investment in joint venture	70	233	113	539
Net income	$1,537	$4,212	$6,998	$9,366

Net income per share attributable to common stockholders:
Basic	$0.03	$0.08	$0.14	$0.18
Diluted	$0.03	$0.08	$0.14	$0.18

Weighted average number of common shares outstanding:
Basic	51,489,211	51,414,619	51,489,211	51,414,619
Diluted	51,619,403	51,414,619	51,612,340	51,414,619

See notes to consolidated financial statements (unaudited).

CONSTRUCTION PARTNERS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(unaudited in thousands, except share data)

	For the six months ended March 31, 2020
	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Treasury Stock	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
September 30, 2019	32,597,736	$33	22,106,961	$22	$243,452	$(15,603)	$115,646	$343,550
Net income	—	—	—	—	—	—	5,461	5,461
Equity-based compensation expense	—	—	—	—	395	—	—	395
Conversion of Class B common stock to Class A common stock	107,682	—	(107,682)	—	—	—	—	—
Effect of adopting ASU Topic 842 (See Note 3)	—	—	—	—	—	—	(222)	(222)
December 31, 2019	32,705,418	$33	21,999,279	$22	$243,847	$(15,603)	$120,885	$349,184
Net income	—	—	—	—	—	—	1,537	1,537
Equity-based compensation expense	—	—	—	—	390	—	—	390
March 31, 2020	32,705,418	$33	21,999,279	$22	$244,237	$(15,603)	$122,422	$351,111

	For the six months ended March 31, 2019
	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Treasury Stock	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
September 30, 2018	11,950,000	$12	42,387,571	$42	$242,493	$(15,603)	$72,525	$299,469
Net income	—	—	—	—	—	—	5,154	5,154
December 31, 2018	11,950,000	$12	42,387,571	$42	$242,493	$(15,603)	$77,679	$304,623
Net income	—	—	—	—	—	—	4,212	4,212
March 31, 2019	11,950,000	$12	42,387,571	$42	$242,493	$(15,603)	$81,891	$308,835

See notes to consolidated financial statements (unaudited).

CONSTRUCTION PARTNERS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited in thousands)

	For the Six Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net income	$6,998	$9,366
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization of long-lived assets	19,031	14,639
Amortization of deferred debt issuance costs and debt discount	74	55
Loss on derivative instruments	2,263	331
Provision for bad debt	305	290
Gain on sale of equipment	(744)	(1,027)
Equity-based compensation expense	785	—
Earnings from investment in joint venture	(113)	(539)
Other non-cash adjustments	(11)	—
Changes in operating assets and liabilities, net of acquisition:
Contracts receivable including retainage, net	16,680	14,460
Costs and estimated earnings in excess of billings on uncompleted contracts	(4,071)	(3,261)
Inventories	(4,632)	(7,965)
Prepaid expenses and other current assets	1,597	(2,987)
Other assets	332	3,865
Accounts payable	(12,452)	(15,911)
Billings in excess of costs and estimated earnings on uncompleted contracts	(1,575)	(4,081)
Accrued expenses and other current liabilities	(3,967)	(1,972)
Other long-term liabilities	(24)	36
Net cash provided by operating activities, net of acquisition	20,476	5,299
Cash flows from investing activities:
Purchases of property, plant and equipment	(34,512)	(19,802)
Proceeds from sale of equipment	1,419	2,585
Business acquisitions, net of cash acquired	(30,191)	(8,854)
Acquisition of liquid asphalt terminal assets	—	(10,848)
Distributions received from investment in joint venture	500	1,800
Net cash used in investing activities	(62,784)	(35,119)
Cash flows from financing activities:
Proceeds from issuance of long-term debt, net of debt issuance costs and discount	24,777	—
Repayments of long-term debt	(9,294)	(7,406)
Net cash provided by (used in) financing activities	15,483	(7,406)
Net change in cash and cash equivalents	(26,825)	(37,226)
Cash and cash equivalents:
Beginning of period	80,619	99,137
End of period	$53,794	$61,911

Supplemental cash flow information:
Cash paid for interest	$924	$1,365
Cash paid for income taxes	$3,400	$1,532
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$1,140	$—
Cash paid for operating lease liabilities	$1,672	$—
Non-cash items:
Property, plant and equipment financed with accounts payable	$794	$369
Amounts payable to Seller in business combination	$2,642	$—

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

The Company is a Delaware corporation and successor by merger to Construction Partners Holdings, Inc., which incorporated in 1999 and began operations in 2001 to execute an acquisition growth strategy in the HMA paving and construction industry. SunTx Capital Partners (“SunTx”), a private equity firm based in Dallas, Texas, is the Company’s majority investor and has owned a controlling interest in the Company’s stock since the Company’s inception.

Seasonality
The use and consumption of our products and services fluctuate due to seasonality. Our products are used, and our construction operations and production facilities are located, outdoors. Therefore, seasonal changes and other weather-related conditions, in particular extended snowy, rainy or cold weather in the winter, spring or fall and major weather events, such as hurricanes, tornadoes, tropical storms and heavy snows, can adversely affect our business and operations through a decline in both the use of our products and demand for our services. In addition, construction materials production and shipment levels follow activity in the construction industry, which typically occurs in the spring, summer and fall. Warmer and drier weather during the third and fourth quarters of our fiscal year typically result in higher activity and revenues during those quarters. The first and second quarters of our fiscal year typically have lower levels of activity due to less favorable weather conditions.

Note 2 - Significant Accounting Policies
Basis of Presentation
The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation. These interim consolidated statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), which permit reduced disclosure for interim periods. The Consolidated Balance Sheets as of September 30, 2019 was derived from audited financial statements for the fiscal year then ended, but does not include all necessary disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) with respect to annual financial statements. In the opinion of management, the unaudited consolidated financial statements include all recurring adjustments and normal accruals necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the dates and periods presented. These consolidated financial statements and accompanying notes should be read in conjunction with the Company’s audited annual consolidated financial statements and notes thereto included in its Annual Report on Form 10-K for the fiscal year ended September 30, 2019 (the “2019 Form 10-K”). Results for interim periods are not necessarily indicative of the results to be expected for a full fiscal year or for any future period.

Management’s Estimates
The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the recorded amounts of assets, liabilities, stockholders’ equity, revenues and expenses during the reporting period, and the disclosure of contingent liabilities at the date of the consolidated financial statements. Estimates are used in accounting for items such as recognition of revenues and cost of revenues, goodwill and other intangible assets, valuation of operating lease right-of-use assets, allowance for doubtful accounts, valuation allowances related to income taxes, accruals for potential liabilities related to lawsuits or insurance claims, the fair value of derivative instruments and the fair value of equity-based compensation awards. Estimates are continually evaluated based on historical information and actual experience; however, actual results could differ from these estimates.
A description of certain critical accounting policies of the Company is presented below. Additional critical accounting policies and the underlying judgments and uncertainties are described in the notes to the Company’s annual consolidated financial statements included in the 2019 Form 10-K.

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
Contracts Receivable Including Retainage, net
Contracts receivable are generally based on amounts billed and currently due from customers, amounts currently due but unbilled, and amounts retained by the customer pending completion of a project. It is common in the Company’s industry for a small portion of either progress billings or the contract price, typically 10%, to be withheld by the customer until the Company completes a project to the satisfaction of the customer in accordance with contract terms. Such amounts, defined as retainage, represent a contract asset and are included on the Consolidated Balance Sheets as “Contracts receivable including retainage, net”. Based on the Company’s experience with similar contracts in recent years, billings for such retainage balances are generally collected within one year of the completion of the project.

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
The contract asset, “Costs and estimated earnings in excess of billings on uncompleted contracts,” arises when the Company recognizes revenues for services performed under its construction projects, but the Company is not yet entitled to bill the customer under the terms of the contract. Amounts billed to customers are excluded from this asset and reflected on the Consolidated Balance Sheets as “Contracts receivable including retainage, net”. Included in costs and estimated earnings in excess of billings on uncompleted contracts are amounts the Company seeks or will seek to collect from customers or others for (i) errors, (ii) changes in contract specifications or design, (iii) contract change orders in dispute, unapproved as to scope and price, or (iv) other customer-related causes of unanticipated additional contract costs (such as claims). Such amounts are recorded to the extent that the amount can be reasonably estimated and recovery is probable. Claims and unapproved change orders made by the Company may involve negotiation and, in rare cases, litigation. Unapproved change orders and claims also involve the use of estimates, and revenues associated with unapproved change orders and claims are included in the transaction price to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty is resolved. The Company did not recognize any material amounts associated with claims and unapproved change orders during the periods presented.

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

Concentration of Risks
Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of contracts receivable including retainage. In the normal course of business, the Company provides credit to its customers and does not generally require collateral. The Company monitors concentrations of credit risk associated with these receivables on an ongoing basis. The Company has not historically experienced significant credit losses, due primarily to management’s assessment of customers’ credit ratings. The Company principally deals with recurring customers, state and local governments and well-known local companies whose reputations are known to management. The Company performs credit checks for significant new customers and generally requires progress payments for significant projects. The Company generally has the ability to file liens against the property if payments are not made on a timely basis. No single customer accounted for more than 10.0% of the Company’s contracts receivable including retainage, net balance at March 31, 2020 or September 30, 2019.
Projects performed for various Departments of Transportation accounted for 27.8% and 37.2% of consolidated revenues for the three months ended March 31, 2020 and 2019, respectively, and for 29.4% and 37.2% of consolidated revenues for the six months ended March 31, 2020 and 2019, respectively. Two customers accounted for more than 10.0% of consolidated revenues during the three and six months ended March 31, 2019, as follows:

	% of Consolidated Revenues
	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2020	2019	2020	2019
Alabama Department of Transportation	8.8%	12.3%	9.8%	11.1%
North Carolina Department of Transportation	7.6%	10.7%	8.1%	12.6%
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

% of Consolidated Revenues
	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2020	2019	2020	2019
Private	39.4%	30.7%	39.4%	31.4%
Public	60.6%	69.3%	60.6%	68.6%
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
Change orders are modifications of an original contract that effectively change the existing provisions of the contract and become part of the single performance obligation that is partially satisfied at the date of the contract modification. This is because goods and services promised under change orders are generally not distinct from the remaining goods and services under the existing contract due to the significant integration of services performed in the context of the contract. Accordingly, change orders are generally accounted for as a modification of the existing contract and a single performance obligation. We account for the modification using a cumulative catch-up adjustment. Either the Company or its customers may initiate change orders, which may include changes in specifications or designs, manner of performance, facilities, equipment, materials, sites and period of completion of the work.
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
Income Taxes
The provision for income taxes includes federal and state income taxes. Income taxes are accounted for under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial statement carrying values and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the fiscal years in which the temporary differences are expected to be reversed or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period in which the change is enacted. Management evaluates the realization of deferred tax assets and establishes a valuation allowance when it is more likely than not that all or a portion of the deferred tax assets will not be realized. Deferred tax assets and deferred tax liabilities are presented on a net basis by taxing authority and classified as non-current on the Consolidated Balance Sheets. The Company classifies income tax-related interest and penalties as interest expense and other expenses, respectively.
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

Derivative Instruments
The Company evaluates its contracts to determine whether the contracts are derivative instruments. Certain contracts that meet the definition of a derivative may be exempted from derivative accounting and treated as normal purchases or normal sales if documented as such. Normal purchases and normal sales are contracts that provide for the purchase or sale of something other than a financial instrument or derivative instrument that will be delivered in quantities expected to be used or sold over a reasonable period in the normal course of business.
The Company’s derivative instruments consist of commodity and interest rate swap contracts. None of the Company’s derivative instruments are designated as hedges for accounting purposes under the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 815, Derivatives and Hedging. Accordingly, the Company records derivative instruments on the Consolidated Balance Sheets as either an asset or liability measured at fair value and records changes in the fair value of derivatives in current earnings in the Consolidated Statements of Income for the period in which the change occurs. Gains and losses on derivatives are included in cash flows from operating activities.
Fair Value Measurements
The Company measures and discloses certain financial assets and liabilities at fair value. ASC Topic 820, Fair Value Measurements and Disclosures, defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Inputs used to measure fair value are classified using the following hierarchy:
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
The Company’s financial instruments include cash and cash equivalents, contracts receivable including retainage and accounts payable reflected as current assets and current liabilities on its Consolidated Balance Sheets at March 31, 2020 and September 30, 2019. Due to the short-term nature of these instruments, management considers their carrying value to approximate their fair value.
The Company also has term loans and a revolving credit facility, as described in Note 8 - Debt. The carrying value of amounts outstanding under these credit facilities is reflected as long-term debt, net of current maturities and current maturities of debt on the Company’s Consolidated Balance Sheets at March 31, 2020 and September 30, 2019. Due to the variable rate or short-term nature of these instruments, management considers their carrying value to approximate their fair value.
The Company also has derivative instruments. The fair value of derivative instruments is based on forward and spot prices, as described in Note 17 - Fair Value Measurements.
Management applies fair value measurement guidance to its impairment analysis for tangible and intangible assets.
Reclassifications
Certain amounts in prior periods have been reclassified to conform to the current period presentation. These reclassifications had no effect on previously reported net income.

Note 3 - Accounting Standards
Recently Adopted Accounting Pronouncements
ASC Topic 842

ASC Topic 842, Leases (“Topic 842”) requires lessees to recognize operating lease right-of-use assets and operating lease liabilities on the balance sheet as described below. Prior to adoption of Topic 842, operating leases were expensed on a straight-line basis over the lease term on the Company’s Consolidated Statements of Income, and the Company did not recognize operating lease right-of-use assets and operating lease liabilities on its Consolidated Balance Sheets.

The Company adopted Topic 842 effective October 1, 2019 using a modified retrospective transition approach with no prior-period retrospective adjustments. As a result, on the adoption date, the Company recognized (i) a net cumulative decrease to retained earnings of $0.2 million, (ii) additional operating lease right-of-use assets of $9.1 million, (iii) current operating lease liabilities of $2.9 million and (iv) non-current operating lease liabilities of $6.4 million. The Company elected to apply optional practical expedients that allowed the Company to forego reassessments of (i) the classification of leases existing at the date of adoption, (ii) the initial direct costs of any existing leases and (iii) whether any expired or existing contracts were, or contained, leases.
In connection with the adoption of Topic 842, the Company implemented several accounting policies relating to the identification and measurement of operating lease right-of-use assets and liabilities. At the inception of a contractual arrangement, the Company determines whether a contract contains a lease by assessing whether the contract conveys to the Company the right to control the use of an identified asset in exchange for consideration over a period of time. If so, the Company measures and records an operating lease liability equal to the present value of the future lease payments. Because most of the Company’s leases do not provide an implicit rate, the Company’s incremental borrowing rate is used in determining the present value of lease payments. The amount of the operating lease right-of-use asset consists of: (i) the amount of the initial measurement of the operating lease liability; (ii) any lease payments made at or before the commencement date, minus any lease incentives received; and (iii) any initial direct costs incurred. The present value calculation may account for an option to extend or terminate the lease when it is reasonably certain that the Company will exercise the option.
The Company has elected not to apply the recognition requirements to short-term leases (those with terms of 12 months or less) or leases to explore for or use minerals. Instead, for these types of leases, the Company recognizes lease expense in the Consolidated Statements of Income on a straight-line basis over the lease term.

Recently Issued Accounting Pronouncements Not Yet Adopted

In June 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments - Credit Losses (“Topic 326”), which introduces an impairment model that is based on expected losses rather than incurred losses. Under the new guidance, an entity recognizes as an allowance its estimate of expected credit losses, which the FASB believes will result in more timely recognition of such losses. The amendments pursuant to Topic 326 are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company expects to adopt this guidance as required and is evaluating the potential impact of adopting this guidance on its consolidated financial statements.

Note 4 - Business Acquisitions
Florida Acquisition - October 2019
On October 1, 2019, a subsidiary of the Company acquired substantially all of the assets of an HMA manufacturing plant and paving company located in Palm City, Florida. The acquisition has been accounted for as a business combination in accordance with ASC Topic 805, Business Combinations (“Topic 805”). The $17.7 million purchase price was paid from cash on hand at closing.
The provisional allocation of the purchase price to assets acquired and liabilities assumed, based on their estimated fair values at the acquisition date, was determined in accordance with the methodology described under Fair Value Measurements in Note 2 - Significant Accounting Policies to the Company’s audited financial statements for the fiscal year ended September 30, 2019. The provisional amounts allocated are $9.6 million of property, plant and equipment, $0.4 million of other current assets and $7.7 million of goodwill. Goodwill, which is deductible for income tax purposes, primarily represents the assembled work force synergies expected to result from the acquisition. Upon finalizing the accounting for this transaction, management expects to ascribe value to other identifiable intangible assets, including customer relationships and customer backlog, which would reduce the preliminary amount allocated to goodwill.
The results of operations since the October 1, 2019 acquisition date attributable to this acquisition are included in the consolidated financial statements since the acquisition date and were not material to the Consolidated Statements of Income for the three and six months ended March 31, 2020. Pro forma results of operations as if the acquisition had been consummated October 1, 2018 would not be material to the Consolidated Statements of Income.
The Company recorded certain costs to effect the acquisition as they were incurred, which are reflected in general and administrative expenses on the Company’s Consolidated Statements of Income in the amount of $0.1 million for the six months ended March 31, 2020.

Florida Acquisition - March 2020
On March 23, 2020, a subsidiary of the Company acquired two HMA manufacturing plants and certain related assets located in Pensacola and Defuniak Springs, Florida. These acquired plants enable the Company to serve new markets in the western Florida panhandle. The acquisition has been accounted for as a business combination in accordance with Topic 805. The $9.8 million purchase price was paid in cash at closing, with an additional $2.6 million accrued at March 31, 2020 for plant inventory acquired as of March 23, 2020.
The provisional allocation of the purchase price to assets acquired and liabilities assumed, based on their estimated fair values at the acquisition date, was determined in accordance with the methodology described under Fair Value Measurements in Note 2 - Significant Accounting Policies to the Company’s audited financial statements for the fiscal year ended September 30, 2019. The provisional amounts allocated are $9.7 million of property, plant and equipment, $2.6 million of other current assets and $0.1 million of goodwill. Goodwill, which is deductible for income tax purposes, primarily represents the assembled work force synergies expected to result from the acquisition. Upon finalizing the accounting for this transaction, management expects to ascribe value to other identifiable intangible assets, including customer relationships and customer backlog, which may reduce the preliminary amount allocated to goodwill.
The results of operations since the March 23, 2020 acquisition date attributable to this acquisition are included in the consolidated financial statements since the acquisition date and were not material to the Consolidated Statements of Income for the three and six months ended March 31, 2020. Pro forma results of operations as if the acquisition had been consummated October 1, 2018 would not be material to the Consolidated Statements of Income.
The Company recorded certain costs to effect the acquisition as they were incurred, which are reflected in general and administrative expenses on the Company’s Consolidated Statements of Income in the amount of $0.1 million for the three and six months ended March 31, 2020.

Note 5 - Contracts Receivable Including Retainage, net
Contracts receivable including retainage, net consisted of the following at March 31, 2020 and September 30, 2019 (in thousands):

	March 31, 2020	September 30, 2019
	(unaudited)
Contracts receivable	$104,686	$121,050
Retainage	19,387	19,835
	124,073	140,885
Allowance for doubtful accounts	(1,176)	(1,003)
Contracts receivable including retainage, net	$122,897	$139,882

Retainage receivables have been billed, but are not due until contract completion and acceptance by the customer.

Note 6 - Contract Assets and Liabilities
Costs and estimated earnings compared to billings on uncompleted contracts at March 31, 2020 and September 30, 2019 consisted of the following (in thousands):

	March 31, 2020	September 30, 2019
	(unaudited)
Costs on uncompleted contracts	$905,840	$900,880
Estimated earnings to date on uncompleted contracts	114,593	123,256
	1,020,433	1,024,136
Billings to date on uncompleted contracts	(1,033,872)	(1,043,221)
Net billings in excess of costs and estimated earnings on uncompleted contracts	$(13,439)	$(19,085)

Significant changes to balances of costs and estimated earnings in excess of billings (contract asset) and billings in excess of costs and estimated earnings (contract liability) on uncompleted contracts from September 30, 2019 to March 31, 2020 are presented below (in thousands):

	Costs and Estimated Earnings in Excess of Billings on Uncompleted Contracts	Billings in Excess of Costs and Estimated Earnings on Uncompleted Contracts	Net Billings in Excess of Costs and Estimated Earnings on Uncompleted Contracts
September 30, 2019	$12,030	$(31,115)	$(19,085)
Changes in revenue billed, contract price or cost estimates	4,071	1,575	5,646
March 31, 2020 (unaudited)	$16,101	$(29,540)	$(13,439)

At March 31, 2020, the Company had unsatisfied or partially unsatisfied performance obligations under construction project contracts representing approximately $515.4 million in aggregate transaction price. The Company expects to earn revenue as it satisfies its performance obligations under those contracts in the amount of approximately $322.7 million during the remainder of the fiscal year ending September 30, 2020 and $192.7 million thereafter.

Note 7 - Property, Plant and Equipment
Property, plant and equipment at March 31, 2020 and September 30, 2019 consisted of the following (in thousands):

	March 31, 2020	September 30, 2019
	(unaudited)
Construction equipment	$247,396	$214,500
Plants	98,460	92,279
Land and improvements	40,092	34,365
Quarry reserves	20,492	20,678
Buildings	17,954	15,458
Furniture and fixtures	5,246	4,864
Leasehold improvements	1,135	1,135
Total property, plant and equipment, gross	430,775	383,279
Accumulated depreciation, depletion and amortization	(194,221)	(177,927)
Construction in progress	3,529	518
Total property, plant and equipment, net	$240,083	$205,870

Depreciation and depletion expense related to property, plant and equipment was $9.5 million and $7.3 million for the three months ended March 31, 2020 and 2019, respectively, and $18.9 million and $14.2 million for the six months ended March 31, 2020 and 2019, respectively.

Note 8 - Debt
The Company maintains various credit facilities from time to time to finance acquisitions, the purchase of real estate, construction equipment, plants and other fixed assets, and for general working capital purposes. These include, among other things, a credit agreement with BBVA USA (“BBVA”), as agent, issuing bank and a lender, and certain other lenders (as amended, the “BBVA Credit Agreement”), which provides for a term loan with an original principal amount of $82.0 million (the “Term Loan”) and a $30.0 million revolving credit facility (the “Revolving Credit Facility”). Debt at March 31, 2020 and September 30, 2019 consisted of the following (in thousands):

	March 31, 2020	September 30, 2019
	(unaudited)
Long-term debt:
BBVA Term Loan	$50,600	$44,700
BBVA Revolving Credit Facility	15,000	5,000
Other long-term debt	368	563
Total long-term debt	65,968	50,263
Deferred debt issuance costs	(413)	(263)
Debt discount	(2)	(4)
Current maturities of long-term debt	(8,457)	(7,538)
Long-term debt, net of current maturities	$57,096	$42,458

On October 1, 2019, the Company and each of its wholly owned subsidiaries entered into an amendment to the BBVA Credit Agreement that, among other things: (i) added Bank of America, N.A. (“Bank of America”) as a party in connection with the assignment by BBVA to Bank of America of certain of its lending obligations under the BBVA Credit Agreement; (ii) increased the aggregate amount of the Term Loan commitment by the lenders by $10.0 million to $54.7 million; (iii) provided for a Term Loan advance to the Company in the aggregate amount of $10.0 million, with the proceeds to be used solely for the purpose of buying out certain operating lease obligations; and (iv) extended the maturity date for the outstanding Term Loan advances from July 1, 2022 to October 1, 2024. In order to hedge against the risk of changes in interest rates on this advance, on October 1, 2019, the Company entered into an interest rate swap agreement with a notional amount of $5.9 million, under which the Company pays a fixed percentage rate of 1.58% and receives a credit based on the applicable London Interbank Offered Rate (“LIBOR”).
On February 27, 2020 the Company entered into an additional interest rate swap agreement with a notional amount of $26.3 million, under which the Company pays a fixed percentage rate of 1.24% and receives a credit based on the applicable LIBOR rate.
In March 2020, the Company drew $15.0 million on the Revolving Credit Facility to fund the March 23, 2020 Florida acquisition and to provide additional liquidity (see Note 4 - Business Acquisitions).

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
Conversion of Class B Common Stock to Class A Common Stock
During the six months ended March 31, 2020, certain stockholders of the Company converted a total of 107,682 shares of Class B common stock into shares of Class A common stock on a one-for-one basis. Following the conversions, there were 32,705,418 shares of Class A common stock and 19,076,327 shares of Class B common stock outstanding.

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

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2020	2019	2020	2019
Numerator
Net income attributable to common shareholders	$1,537	$4,212	$6,998	$9,366
Denominator
Weighted average number of common shares outstanding, basic	51,489,211	51,414,619	51,489,211	51,414,619
Net income per common share attributable to common shareholders, basic	$0.03	$0.08	$0.14	$0.18

The following table summarizes the calculation of the weighted-average number of diluted common shares outstanding and the calculation of diluted earnings per share for the periods presented (in thousands, except share and per share amounts):

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2020	2019	2020	2019
Numerator
Net income attributable to common stockholders	$1,537	$4,212	$6,998	$9,366
Denominator
Weighted average number of basic common shares outstanding, basic	51,489,211	51,414,619	51,489,211	51,414,619
Effect of dilutive securities:
Restricted stock grants under 2018 Equity Incentive Plan	130,192	—	123,129	—
Weighted average number of diluted common shares outstanding	51,619,403	51,414,619	51,612,340	51,414,619
Net income per diluted common share attributable to common stockholders	$0.03	$0.08	$0.14	$0.18

Note 11 - Provision for Income Taxes
The Company files a consolidated United States federal income tax return and income tax returns in various states. Management evaluated the Company’s tax positions based on appropriate provisions of applicable tax laws and regulations and believes that they are supportable based on their specific technical merits and the facts and circumstances of the respective transactions.
The Company’s effective income tax rate for the three months ended March 31, 2020 and 2019 was 25.7% and 26.1%, respectively. The Company’s effective tax rate for the six months ended March 31, 2020 and 2019 was 20.9% and 25.1%, respectively. The effective income tax rate for the six months ended March 31, 2020 was favorably impacted by the filing of an amended consolidated state return. The Company recorded an amended return benefit of $0.4 million resulting from the utilization of net operating loss carryforwards and related release of valuation allowance.
Note 12 - Related Parties
On December 31, 2017, the Company sold an indirect wholly owned subsidiary (the “Disposed Entity”) to an immediate family member of a Senior Vice President of the Company (“Purchaser of Subsidiary”) in consideration for a promissory note in the amount of $1.0 million, which approximated the net book value of the Disposed Entity. At March 31, 2020, $0.1 million and $0.6 million was reflected on the Company’s Consolidated Balance Sheets within other current assets and other assets, respectively, representing the remaining balances on the promissory note. In connection with this transaction, the Company also received a promissory note from the Disposed Entity on December 31, 2017 in the amount of $1.0 million, representing certain accounts payable of the Disposed Entity that were paid by the Company. At March 31, 2020, $0.1 million and $0.4 million was reflected on the Company’s Consolidated Balance

Sheets within other current assets and other assets, respectively, representing the remaining balances on the promissory note. Remaining payments are scheduled to be made in periodic installments during fiscal year 2020 through fiscal year 2026.

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
•The Company is party to a management services agreement with SunTx, under which the Company pays SunTx $0.25 million per fiscal quarter and reimburses certain travel and other out-of-pocket expenses associated with services rendered under the management services agreement.

The following table presents revenues earned and expenses incurred by the Company during the three and six months ended March 31, 2020 and 2019, and accounts receivable and payable balances at March 31, 2020 and September 30, 2019, related to transactions with the related parties described above (in thousands):

	Revenue Earned (Expense Incurred)				Accounts Receivable (Payable)
	For the Three Months Ended March 31,		For the Six Months Ended March 31,		March 31,	September 30,
	2020	2019	2020	2019	2020	2019
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Purchaser of Subsidiary	$—	$—	$—	$—	$725	$756
Disposed Entity	—	—	—	—	462	846
Land Development Project	—	—	—	—	774	774
Subcontracting Services(1)	(448)	(3,073)	(2,025)	(6,366)	(547)	(1,238)
Construction Services	254	1,061	1,534	1,174	1,643	2,434
Island Pond(2)	(80)	(80)	(160)	(160)	—	—
Vehicles(2)	(262)	(342)	(514)	(631)	—	—
Consulting Services(2)	(72)	(67)	(143)	(134)	—	—
H&K(2)	—	(21)	—	(42)	—	—
SunTx(2)	(357)	(387)	(671)	(641)	—	—

(1) Cost is reflected as cost of revenues on the Company’s Consolidated Statements of Income.
(2) Cost is reflected as general and administrative expenses on the Company’s Consolidated Statements of Income.

Note 13 - Settlement Agreement
On April 19, 2018, certain of the Company’s subsidiaries entered into settlement agreements with a third party arising from a business interruption event not directly related to the Company’s business that the Company does not expect to reoccur (the “Settlement”). The Settlement provides for the Company’s subsidiaries to receive aggregate net payments of approximately $15.7 million in four equal installments between January 2019 and July 2020, in exchange for releasing and waiving all current and future claims against the third party. The Company recorded a pre-tax gain of $14.8 million during the fiscal year ended September 30, 2018 related to the Settlement. Future payments are reflected on the Consolidated Balance Sheets at March 31, 2020 and September 30, 2019 as other current assets in the amount of $3.9 million and $7.8 million, respectively.

Note 14 - Equity-Based Compensation
During the fiscal year ending September 30, 2019, the Company awarded a total of 292,534 restricted shares of Class A common stock to its non-employee directors under the Construction Partners, Inc. 2018 Equity Incentive Plan in lieu of cash compensation. The grants are classified as equity awards. The aggregate grant date fair value of these restricted awards was $3.8 million. Two-thirds of the restricted shares of Class A common stock will vest on January 1, 2021, and the remaining one-third will vest on January 1, 2022.
During the three and six months ended March 31, 2020, the Company recorded compensation expense in connection with these grants in the amount of $0.4 million and $0.8 million, respectively, which is reflected as general and administrative expenses in the Company’s Consolidated Statements of Income. At March 31, 2020, there was approximately $2.4 million of unrecognized compensation expense related to these awards.

Note 15 - Leases
The Company leases certain facilities, office space, vehicles and equipment. As of March 31, 2020, operating leases under Topic 842 were included in (i) operating lease right-of-use assets, (ii) current portion of operating lease liabilities and (iii) operating lease liabilities, net of current portion on the Company’s Consolidated Balance Sheets in the amounts of $8.6 million, $2.7 million and $6.1 million, respectively. As of March 31, 2020, the Company had no lease contracts that had not yet commenced but had created significant rights and obligations.

Lease expense was $0.9 million and $1.8 million during the three months and six months ended March 31, 2020, respectively, which included operating lease costs related to short-term leases. During the three months ended December 31, 2019, the Company used cash in the amount of $11.5 million to buy out certain operating lease obligations.
As of March 31, 2020, the weighted-average remaining term of the Company’s leases was 8.3 years, and the weighted-average discount rate was 4.00%. As of March 31, 2020, the lease liability was equal to the present value of the remaining lease payments, discounted using the incremental borrowing rate on the Company’s secured debt using a single maturity discount rate, as such rate is not materially different from the discount rate applied to each of the leases in the portfolio.

The following table summarizes the Company’s undiscounted lease liabilities outstanding as of March 31, 2020 (in thousands):

Fiscal Year	Amount
Remainder of 2020	$1,712
2021	2,205
2022	1,126
2023	716
2024	690
2025 and thereafter	4,051
Total future minimum lease payments	$10,500
Less: imputed interest	1,720
Total	$8,780

As previously disclosed, the Company’s future minimum lease payment obligations as of September 30, 2019 were as follows (in thousands):

Fiscal Year	Amount
2020	$6,537
2021	3,043
2022	1,041
2023	351
2024	255
Thereafter	58
Total	$11,285

Note 16 - Investment in Derivative Instruments

The Company’s operations expose it to a variety of market risks, including the effects of changes in commodity prices. As part of its risk management process, the Company began entering into commodity swap transactions through regulated commodity exchanges in February 2020.
The Company is exposed to interest rate risk related to its ongoing business operations. To manage interest rate exposure, the Company has entered into derivative instruments using interest rate swaps. The objective of entering into interest rate swaps is to eliminate the variability of cash flows associated with movements in interest rates over the life of the loans.
The following table represents the approximate amount of realized and unrealized gains (losses) and changes in fair value recognized in earnings on commodity derivative contracts for the three and six months ended March 31, 2020 and the fair value of these derivatives as of March 31, 2020 and September 30, 2019 (in thousands):

	For the Three Months Ended March 31, 2020 (unaudited)			For the Six Months Ended March 31, 2020 (unaudited)
	Change in			Change in
Income Statement Classification	Realized Gain (Loss)	Unrealized Gain (Loss)	Total Gain (Loss)	Realized Gain (Loss)	Unrealized Gain (Loss)	Total Gain (Loss)
Cost of revenues	$(21)	$—	$(21)	$(21)	$—	$(21)
Other income (expense)	—	(797)	(797)	—	(797)	(797)
Interest expense, net	(24)	(1,532)	(1,556)	(49)	(1,466)	(1,515)
Total	$(45)	$(2,329)	$(2,374)	$(70)	$(2,263)	$(2,333)

	For the Three Months Ended March 31, 2019 (unaudited)			For the Six Months Ended March 31, 2019 (unaudited)
	Change in			Change in
Income Statement Classification	Realized Gain (Loss)	Unrealized Gain (Loss)	Total Gain (Loss)	Realized Gain (Loss)	Unrealized Gain (Loss)	Total Gain (Loss)
Cost of revenues	$—	$—	$—	$—	$—	$—
Other income (expense)	—	—	—	—	—	—
Interest expense, net	9	(106)	(97)	5	(331)	(326)
Total	$9	$(106)	$(97)	$5	$(331)	$(326)

	March 31, 2020	September 30, 2019
Balance Sheet Classification	(unaudited)
Accrued expense and other current liabilities - commodity swaps	$(588)	$—
Other long-term liabilities - commodity swaps	$(209)	$—
Other long-term liabilities - interest rate swaps	$(1,777)	$(311)
Net gain (loss) position	$(2,574)	$(311)

Note 17 - Fair Value Measurements

The following table presents the Company’s liabilities measured at fair value on a recurring basis as of March 31, 2020 and September 30, 2019 under ASC 820 (in thousands):

	March 31, 2020	September 30, 2019
	(unaudited)
	Level 2	Level 2
Liabilities
Commodity swaps	$797	$—
Interest rate swaps	1,777	311

Derivative liabilities included in Level 2 include commodity and interest rate swap contracts. The fair values of our Level 2 derivative liabilities were determined using market observable inputs including forward and spot prices for commodities and interest rate curves.

Note 18 - Purchase Commitments
As of March 31, 2020, the Company had unconditional purchase commitments for diesel fuel in the normal course of business in the aggregate amount of $2.6 million. As of March 31, 2020, our purchase commitments for the remainder of fiscal year 2020 and annually thereafter were as follows (in thousands):

Fiscal Year	Amount
Remainder of 2020	1,348
2021	1,219
2022	51
Total	$2,618

Note 19 - Subsequent Events
COVID-19
The Company is closely monitoring the impact of the pandemic of the novel strain of coronavirus, known as COVID-19 ("COVID-19") on all aspects of its business, including how it will impact our customers, employees, suppliers, and vendors. While the Company did not incur significant disruptions during the three months ended March 31, 2020 from COVID-19, due to the uncertainties surrounding the COVID-19 pandemic, it is unable to predict the impact that COVID-19 will have on its financial position, operating results and cash flows in future periods.
Recent financing activities
On April 30, 2020, the Company and each of its wholly owned subsidiaries entered into a Loan Modification Agreement and Amendment to Loan Documents (the “Amendment”), with BBVA and Bank of America.
Among other things, the Amendment amended the Credit Agreement to (i) provide for a Term Loan advance to the Company in the amount of $18.0 million, (ii) establish a minimum interest rate for the foregoing Term Loan advance and future Term Loan advances, (iii) adjust the Term Loan recourse amounts applicable to the Company and its subsidiaries, (iv) increase the amount of the quarterly principal installment payments under outstanding Term Loan advances to $2.5 million, and (v) set forth procedures by which the parties will select a replacement benchmark interest rate in the event that LIBOR, the current benchmark interest rate under the BBVA Credit Agreement, is no longer available or appropriate as a reference rate upon which to determine the interest rate after December 31, 2021, the date on which contributing banks will no longer be required to submit rate information from which LIBOR is calculated.
Conversion of Class B common stock to Class A common stock
Subsequent to March 31, 2020, a stockholder of the Company converted a total of 100,000 shares of the Company’s Class B common stock, on a one-for-one basis, into shares of the Company’s Class A common stock. Following the conversion, there were 32,805,418 shares of Class A common stock and 18,976,327 shares of Class B common stock outstanding.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
This discussion and analysis of our financial condition and results of operations is intended to assist in understanding and assessing the trends and significant changes in our results of operations and financial condition. Historical results may not be indicative of future performance. This discussion includes forward-looking statements that reflect our plans, estimates and beliefs. Such statements involve risks and uncertainties. Our actual results may differ materially from those contemplated by these forward-looking statements as a result of various factors, including those set forth under the headings “Risk Factors” and “Cautionary Statement Regarding Forward-Looking Statements.” This discussion should be read in conjunction with our unaudited consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and notes thereto included in the 2019 Form 10-K. In this discussion, we use certain non-GAAP financial measures. Explanations of these non-GAAP financial measures and reconciliations to the most directly comparable GAAP financial measures are included in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Investors should not consider non-GAAP financial measures in isolation or as substitutes for financial information presented in compliance with GAAP.
Overview
We are a civil infrastructure company that specializes in the building and maintenance of transportation networks. Our operations leverage a highly skilled workforce, strategically located HMA plants, substantial construction assets and select material deposits. We provide construction products and services to both public and private infrastructure projects, with an emphasis on highways, roads, bridges, airports and commercial and residential sites in the southeastern United States.
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
Recent Developments
COVID-19
We are closely monitoring the impact of the pandemic of the novel strain of coronavirus, known as COVID-19, on all aspects of our business, including its impact on our customers, employees, suppliers, and vendors. While we did not incur significant disruptions from COVID-19 during the three months ended March 31, 2020, due to the uncertainties surrounding the COVID-19 pandemic, we are unable to predict the impact that COVID-19 will have on our financial position, operating results and cash flows in future periods. For instance, a significant portion of the Company’s revenues each quarter are derived from projects completed for various Departments of Transportation. Due to declines in travel and consumer spending resulting from the COVID-19 pandemic, certain Departments of Transportation with whom we do business are generating less tax revenue to spend on construction projects. To date, these developments have not had a material adverse impact on our business. However, if a significant number of our customers are unable to undertake new construction projects or are forced to delay major construction due to the COVID-19 pandemic, our results of operations in future quarters could decline. The extent to which our operations may be impacted by the COVID-19 pandemic will depend largely on future developments, which are highly uncertain and cannot be accurately predicted, including new information that may emerge concerning the severity of the pandemic and actions by government authorities to contain the outbreak or mitigate its impact. Furthermore, the impacts of a potential worsening of economic conditions and the continued disruptions to and volatility in the financial markets remain unknown.

Florida Acquisition

On March 23, 2020, we acquired two HMA manufacturing plants and certain related assets located in Pensacola and Defuniak Springs, Florida. These acquired plants enable us to serve new markets in the western Florida panhandle, and we expect to be able to pursue a variety of public, private and Department of Defense projects from the new locations. For further discussion regarding this transaction, see Note 4 - Business Acquisitions to the Consolidated Financial Statements included elsewhere in this report.

Changes in Value of Derivative Instruments

From time to time, we enter into interest rate swap agreements in order to manage risks associated with changes in interest rates on our outstanding indebtedness and commodity swap agreements in order to manage risks associated with changes in the price of certain commodities used in our business, such as fuel. We record these derivative instruments at their fair value and record changes in the fair value of these instruments in current earnings. During the three months ended March 31, 2020, we incurred a $1.4 million non-cash charge related to interest rate swaps and a $0.8 million non-cash charge related to fuel swaps. The value of these instruments was materially impacted by significant volatility in the financial and commodities markets during the quarter, primarily associated with the COVID-19 pandemic and related macroeconomic factors. Given the current uncertainty regarding the duration, scope and magnitude of the impact that COVID-19 will have on the broader economy and how such an impact will affect the value of our derivative instruments, we could incur losses in future periods related to the value of these instruments.

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
Gross Profit
Gross profit represents revenues less cost of revenues. Cost of revenues consists of all direct and indirect costs of construction contracts, including raw materials, labor, equipment costs, depreciation, lease expenses, subcontract costs and other expenses at our HMA plants, aggregate mining facilities and liquid asphalt terminal. Our cost of revenues is directly affected by fluctuations in commodity prices, primarily liquid asphalt and diesel fuel. From time to time, when appropriate, we limit our exposure to changes in commodity prices by entering into forward purchase commitments. In addition, our public infrastructure contracts often provide for price adjustments based on fluctuations in certain commodity-related product costs. These price adjustment provisions are in place for most of our public infrastructure contracts, and we seek to include similar provisions in our private contracts.
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
General and Administrative Expenses
General and administrative expenses include costs related to our operational offices that are not allocated to direct contract costs and expenses related to our corporate offices and consist primarily of salaries and personnel costs for our administration, finance and accounting, legal, information systems, human resources and certain managerial employees. Additional expenses include audit, consulting and professional fees, travel, insurance, office space rental costs, property taxes and other corporate and overhead expenses.
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
Other Income (Expense)
Other income (expense) primarily represents unrealized gains (losses) on commodity derivative instruments and other miscellaneous income (expense) items.

Adjusted EBITDA and Adjusted EBITDA Margin
Adjusted EBITDA represents net income before (i) interest expense, net, (ii) provision for income taxes, (iii) depreciation, depletion and amortization of long-lived assets, (iv) equity-based compensation expense, (v) loss on extinguishment of debt and (vi) certain management fees and expenses. Adjusted EBITDA Margin represents Adjusted EBITDA as a percentage of revenues for each period. These metrics are supplemental measures of our operating performance that are neither required by, nor presented in accordance with, GAAP. These measures have limitations as analytical tools and should not be considered in isolation or as an alternative to net income or any other performance measure derived in accordance with GAAP as an indicator of operating performance. We present Adjusted EBITDA and Adjusted EBITDA Margin because management uses these measures as key performance indicators, and we believe that securities analysts, investors and others use these measures to evaluate companies in our industry. Our calculation of Adjusted EBITDA and Adjusted EBITDA Margin may not be comparable to similarly named measures reported by other companies. Potential differences may include differences in capital structures, tax positions and the age and book depreciation of intangible and tangible assets.
The following table presents a reconciliation of Adjusted EBITDA to net income, the most directly comparable measure calculated in accordance with GAAP, and the calculation of Adjusted EBITDA Margin for the periods presented (in thousands, except percentages):

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2020	2019	2020	2019
Net income	$1,537	$4,212	$6,998	$9,366
Interest expense, net	1,834	379	2,115	894
Provision for income taxes	531	1,488	1,850	3,139
Depreciation, depletion and amortization of long-lived assets	9,593	7,501	19,031	14,639
Equity-based compensation expense	390	—	785	—
Management fees and expenses (1)	357	387	671	641
Adjusted EBITDA	$14,242	$13,967	$31,450	$28,679
Revenues	$168,679	$164,304	$343,993	$318,631
Adjusted EBITDA Margin	8.4%	8.5%	9.1%	9.0%
(1)Reflects fees and reimbursement of certain travel expenses under a management services agreement with SunTx (see Note 12 - Related Parties to the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q).

Results of Operations
Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019
The following table sets forth selected financial data for the three months ended March 31, 2020 and 2019 (in thousands, except percentages):

					Change From the Three Months Ended
	For the Three Months Ended March 31,				March 31, 2019
					to the Three Months Ended
	2020		2019		March 31, 2020
	Dollars	% of Revenues	Dollars	% of Revenues	$ Change	% Change
Revenues	$168,679	100.0%	$164,304	100.0%	$4,375	2.7%
Cost of revenues	147,708	87.6%	144,503	87.9%	3,205	2.2%
Gross profit	20,971	12.4%	19,801	12.1%	1,170	5.9%
General and administrative expenses	(16,821)	(10.0)%	(14,771)	(9.0)%	(2,050)	13.9%
Gain on sale of equipment, net	435	0.3%	693	0.4%	(258)	(37.2)%
Operating income	4,585	2.7%	5,723	3.5%	(1,138)	(19.9)%
Interest expense, net	(1,834)	(1.1)%	(379)	(0.2)%	(1,455)	383.9%
Other income (expense)	(753)	(0.4)%	123	—%	(876)	(712.2)%
Income before provision for income taxes and earnings from investment in joint venture	1,998	1.2%	5,467	3.3%	(3,469)	(63.5)%
Provision for income taxes	531	0.3%	1,488	0.9%	(957)	(64.3)%
Earnings from investment in joint venture	70	—%	233	0.2%	(163)	(70.0)%
Net income	$1,537	0.9%	$4,212	2.6%	$(2,675)	(63.5)%
Adjusted EBITDA	$14,242	8.4%	$13,967	8.5%	$275	2.0%
Revenues. Revenues for the three months ended March 31, 2020 increased $4.4 million, or 2.7%, to $168.7 million from $164.3 million for the three months ended March 31, 2019. The increase included $11.6 million of revenues attributable to acquisitions completed subsequent to March 31, 2019, which were offset by a $7.2 million decrease in revenues in our existing markets.
Gross Profit. Gross profit for the three months ended March 31, 2020 increased $1.2 million, or 5.9%, to $21.0 million from $19.8 million for the three months ended March 31, 2019. The increase in gross profit was primarily the result of the 2.7% increase in revenues for the three months ended March 31, 2020 compared to the three months ended March 31, 2019 and an increase in the gross profit margin.
General and Administrative Expenses. General and administrative expenses for the three months ended March 31, 2020 increased $2.0 million, or 13.9%, to $16.8 million from $14.8 million for the three months ended March 31, 2019. The increase in general and administrative expenses for the three months ended March 31, 2020 compared to the three months ended March 31, 2019 was primarily the result of (i) a $0.7 million increase in management personnel payroll and benefits, (ii) a $0.7 million increase attributable to acquisitions completed subsequent to March 31, 2019 and (iii) a $0.4 million increase in stock-based compensation expense.
Interest Expense, Net. Interest expense, net for the three months ended March 31, 2020 increased $1.4 million, to $1.8 million compared to $0.4 million for the three months ended March 31, 2019. The increase was primarily due to the unrealized loss on interest rate swap derivative instruments of $1.5 million for the three months ended March 31, 2020 compared to $0.1 million for the three months ended March 31, 2019.
Other Income (Expense). Other income (expense) for the three months ended March 31, 2020 decreased $0.9 million, to $(0.8) million compared to $0.1 million for the three months ended March 31, 2019. The decrease was primarily attributable to net unrealized losses of $0.8 million on commodity derivative instruments for the three months ended March 31, 2020, as the Company entered into these contracts in February 2020. These derivative instruments were significantly impacted by financial market volatility during March 2020 due to COVID-19 and other macroeconomic factors.

Earnings from Investment in Joint Venture. During the three months ended March 31, 2020 and 2019, we earned $0.07 million and $0.2 million, respectively, of pre-tax income from our 50% interest in the earnings of a joint venture that we entered into with a third party in November 2017 for the sole purpose of performing a construction project for the Alabama Department of Transportation.

Net Income. Net income decreased $2.7 million, or 63.5%, to $1.5 million for the three months ended March 31, 2020, compared to $4.2 million for the three months ended March 31, 2019. The decrease in net income was primarily a result of total unrealized losses on commodity and interest rate swap derivative instruments of $2.3 million compared to $0.1 million for the three months ended March 31, 2019, and the higher general and administrative expenses, all as described above.
Adjusted EBITDA and Adjusted EBITDA Margin. Adjusted EBITDA and Adjusted EBITDA Margin were $14.2 million and 8.4%, respectively, for the three months ended March 31, 2020, compared to $14.0 million and 8.5%, respectively, for the three months ended March 31, 2019. The increase in Adjusted EBITDA was the result of a higher gross profit and depreciation, depletion and amortization of long-lived assets, partially offset by an increase in general and administrative expenses and an unrealized loss of $0.8 million on commodity derivatives during the three months ended March 31, 2020. The lower Adjusted EBITDA Margin was a primarily a result of an increase in general and administrative expenses and unrealized losses of $0.8 million on commodity derivatives during the three months ended March 31, 2020. See the description of Adjusted EBITDA and Adjusted EBITDA Margin, as well as a reconciliation of Adjusted EBITDA to net income, under the heading “How We Assess Performance of Our Business”.
Six Months Ended March 31, 2020 Compared to Six Months Ended March 31, 2019
The following table sets forth selected financial data for the six months ended March 31, 2020 and 2019 (in thousands, except percentages):

					Change From the Six Months Ended
	For the Six Months Ended March 31,				March 31, 2019
					to the Six Months Ended
	2020		2019		March 31, 2020
	Dollars	% of Revenues	Dollars	% of Revenues	$ Change	% Change
Revenues	$343,993	100.0%	$318,631	100.0%	$25,362	8.0%
Cost of revenues	299,265	87.0%	277,702	87.2%	21,563	7.8%
Gross profit	44,728	13.0%	40,929	12.8%	3,799	9.3%
General and administrative expenses	(33,934)	(9.8)%	(29,202)	(9.1)%	(4,732)	16.2%
Gain on sale of equipment, net	744	0.2%	1,027	0.3%	(283)	(27.6)%
Operating income	11,538	3.4%	12,754	4.0%	(1,216)	(9.5)%
Interest expense, net	(2,115)	(0.6)%	(894)	(0.3)%	(1,221)	136.6%
Other income (expense)	(688)	(0.3)%	106	0.1%	(794)	(749.1)%
Income before provision for income taxes and earnings from investment in joint venture	8,735	2.5%	11,966	3.8%	(3,231)	(27.0)%
Provision for income taxes	1,850	0.5%	3,139	1.0%	(1,289)	(41.1)%
Earnings from investment in joint venture	113	—%	539	0.1%	(426)	(79.0)%
Net income	$6,998	2.0%	$9,366	2.9%	$(2,368)	(25.3)%
Adjusted EBITDA	$31,450	9.1%	$28,679	9.0%	2,771	9.7%
Revenues. Revenues for the six months ended March 31, 2020 increased $25.4 million, or 8.0%, to $344.0 million from $318.6 million for the six months ended March 31, 2019. The increase included $24.7 million of revenues attributable to acquisitions completed subsequent to March 31, 2019.
Gross Profit. Gross profit for the six months ended March 31, 2020 increased $3.8 million, or 9.3%, to $44.7 million from $40.9 million for the six months ended March 31, 2019. The increase in gross profit was primarily the result of the 8.0% increase in revenue for the six months ended March 31, 2020 compared to six months ended March 31, 2019 and an increase in gross profit margin.

General and Administrative Expenses. General and administrative expenses for the six months ended March 31, 2020 increased $4.7 million, or 16.2%, to $33.9 million from $29.2 million for the six months ended March 31, 2019. The increase in general and administrative expenses for the six months ended March 31, 2020 compared to the six months ended March 31, 2019 was primarily the result of (i) a $2.1 million increase in management personnel payroll and benefits, (ii) a $1.5 million increase attributable to acquisitions completed subsequent to March 31, 2019 and (iii) a $0.8 million increase in stock-based compensation expense.
Interest Expense, Net. Interest expense, net for the six months ended March 31, 2020 increased $1.2 million, or 136.6%, to $2.1 million compared to $0.9 million for the six months ended March 31, 2019. The increase was primarily due to the unrealized loss on interest rate swap derivative instruments of $1.5 million for the six months ended March 31, 2020 compared to $0.3 million for the six months ended March 31, 2019.
Other Income (Expense). Other income (expense) for the six months ended March 31, 2020 decreased $0.8 million, to $(0.7) million compared to $0.1 million for the six months ended March 31, 2019. The decrease was primarily attributable to net unrealized losses of $0.8 million on commodity derivative instruments for the six months ended March 31, 2020, as the Company entered into these contracts in February 2020. These derivative instruments were significantly impacted by financial market volatility during March 2020 due to COVID-19 and other macroeconomic factors.
Provision for Income Taxes. Our effective tax rate decreased to 20.9% for the six months ended March 31, 2020, from 25.1% for the six months ended March 31, 2019. Our lower effective tax rate was the result of filing an amended consolidated state return, as a result of which the Company recorded an amended return benefit of $0.4 million related to the utilization of net operating loss carryforwards and related release of valuation allowance.

Earnings from Investment in Joint Venture. During the six months ended March 31, 2020 and 2019, we earned $0.1 million and $0.5 million, respectively, of pre-tax income from our 50% interest in the earnings of a joint venture that we entered into with a third party in November 2017 for the sole purpose of performing a construction project for the Alabama Department of Transportation.
Net Income. Net income decreased $2.4 million, or 25.3%, to $7.0 million for the six months ended March 31, 2020, compared to $9.4 million for the six months ended March 31, 2019. The decrease in net income was primarily a result of total unrealized losses on commodity and interest rate swap derivative instruments of $2.3 million for the six months ended March 31, 2020 compared to $0.3 million for the six months ended March 31, 2019, and the higher general and administrative expenses, all as described above.
Adjusted EBITDA and Adjusted EBITDA Margin. Adjusted EBITDA and Adjusted EBITDA Margin were $31.5 million and 9.1%, respectively, for the six months ended March 31, 2020, compared to $28.7 million and 9.0%, respectively, for the six months ended March 31, 2019. The increase in Adjusted EBITDA was the result of a higher gross profit and depreciation, depletion and amortization of long-lived assets, partially offset by an increase in general and administrative expenses and an unrealized loss on interest rate swap derivative instruments of $1.5 million for the six months ended March 31, 2020 compared to $0.3 million for the six months ended March 31, 2019. The higher Adjusted EBITDA Margin was a primarily a result of increased depreciation, depletion and amortization of long-lived assets during the six months ended March 31, 2020. See the description of Adjusted EBITDA and Adjusted EBITDA Margin, as well as a reconciliation of Adjusted EBITDA to net income, under the heading “How We Assess Performance of Our Business”.
Inflation and Price Changes
Inflation had an immaterial impact on our results of operations for three and six months ended March 31, 2020 and 2019 due to relatively low inflation in the United States in recent years and our ability to recover increasing costs by obtaining higher prices for our products, including sale price escalator clauses in most of our public sector infrastructure contracts. Inflation risk varies with the level of activity in our industry, the number, size and strength of competitors and the availability of products to supply a local market.
Liquidity and Capital Resources
Cash Flows Analysis
The following table sets forth our cash flows for the periods indicated (in thousands):

	For the Six Months Ended March 31,
	2020	2019
Net cash provided by operating activities, net of acquisition	$20,476	$5,299
Net cash used in investing activities	(62,784)	(35,119)
Net cash provided by (used in) financing activities	15,483	(7,406)
Net change in cash and cash equivalents	$(26,825)	$(37,226)

Operating Activities
Cash provided by operating activities was $20.5 million for the six months ended March 31, 2020, an increase of $15.2 million compared to $5.3 million for the six months ended March 31, 2020. The increase was primarily due to a $7.8 million increase in adjustments to reconcile net income to cash flows provided by operating activities and a $9.7 million increase in changes in operating assets and liabilities, partially offset by a $2.4 million decrease in net income for the six months ended March 31, 2020 compared to the six months ended March 31, 2019. The $7.8 million increase in adjustments to reconcile net income to cash flows provided by operating activities was primarily due to a $4.4 million increase in depreciation, depletion and amortization of long-lived assets and a $1.9 million increase in losses on derivative instruments and $0.8 million increase of equity-based compensation expense. The $9.7 million increase in changes in operating assets and liabilities included (i) a $2.2 million increase in contracts receivable due to normal fluctuations resulting from the timing of processing transactions in our accounts receivable cycle, (ii) a $4.6 million increase in prepaid expenses and other current assets due to the receipt of the settlement receivable and timing of insurance policies, (iii) a $3.5 million decrease in accounts payable due to normal fluctuations in the timing of processing transactions in our accounts payable cycle and (iv) a $3.3 million increase in inventories due to normal fluctuations in our inventory cycle.
Investing Activities
Cash used in investing activities was $62.8 million for the six months ended March 31, 2020 compared to $35.1 million for the six months ended March 31, 2019. The increase reflects $17.7 million used in connection with a business acquisition in October 2019 and $12.4 million used in connection with a business acquisition in March 2020. Business acquisitions totaled $8.9 million for the six months ended March 31, 2019. There was a $14.7 million increase in purchases of property, plant and equipment, which includes $11.5 million for the buyout of equipment leases during the six months ended March 31, 2020. These increases were offset by a $8.9 million business acquisition and a $10.8 million acquisition of the liquid asphalt terminal assets during the six months ended March 31, 2019.
Financing Activities
Cash provided by financing activities was $15.5 million for the six months ended March 31, 2020 compared to $7.4 million of cash used in financing activities during six months ended March 31, 2019, reflecting a $9.8 million Term Loan advance, net of issuance cost, related to our buyout of certain lease obligations in October 2019 and a $15.0 million advance under our Revolving Credit Facility primarily used to fund the March 2020 acquisition and for liquidity purposes. Loan repayments increased $1.9 million on the Term Loan, Revolving Credit Facility and other debt during six months ended March 31, 2020 compared to six months ended March 31, 2019.
BBVA Credit Agreement
We and each of our subsidiaries are parties to the BBVA Credit Agreement, which provides for the Term Loan and the Revolving Credit Facility. At March 31, 2020 and September 30, 2019, we had $50.6 million and $44.7 million, respectively, of principal outstanding under the Term Loan, $15.0 million and $5.0 million, respectively, of principal outstanding under the Revolving Credit Facility, and availability of $4.0 million and $14.3 million, respectively, under the Revolving Credit Facility, after reduction for outstanding letters of credit. Our obligations under the Term Loan and the Revolving Credit Facility are secured by a first priority security interest in substantially all of our assets.
In August 2019, the BBVA Credit Agreement was amended to, among other things, modify the interest rate and fee structure, as well as the repayment schedule and amounts. In October 2019, the BBVA Credit Agreement was amended to add Bank of America as a party in connection with the assignment by BBVA to Bank of America of certain of its lending obligations under the BBVA Credit agreement and extend the maturity date for the outstanding term loan advances from July 1, 2022 to October 1, 2024. As of March 31, 2020, the BBVA Credit Agreement provided for a four-tier escalating interest rate for both the Term Loan and the Revolving Credit Facility that is tied to LIBOR. The baseline rate for such borrowings was LIBOR plus 1.20%, and the rate may increase up to LIBOR plus 1.70% if the Company’s consolidated leverage ratio exceeds 2.00%. At March 31, 2020 and September 30, 2019, the interest rate on outstanding borrowings under the Term Loan and Revolving Credit Facility was 2.189% and 3.244%, respectively. Principal repayments under the Term Loan are made in quarterly installments in an amount equal to 2.50% of the original amount borrowed, a reduction from the 5.00% rate that we paid prior to the August 2019 amendment. We pay a commitment fee of 0.20% per annum on the aggregate unused commitment amount under the Revolving Credit Facility, a reduction from 0.35% prior to the August 2019 amendment, as well as fees with respect to any letters of credit issued thereunder. As of March 31, 2020, all amounts borrowed under the BBVA Credit Agreement were scheduled to mature on October 1, 2024.
On April 30, 2020, we entered into the Amendment, which, among other things, amends the Credit Agreement to (i) provide for a Term Loan advance to the Company in the amount of $18.0 million, (ii) establish a minimum interest rate for the foregoing Term Loan advance and future Term Loan advances, (iii) adjust the Term Loan recourse amounts applicable to the Company and its subsidiaries, (iv) increase the amount of the quarterly principal installment payments under outstanding Term Loan advances to $2.5 million, and (v) set forth procedures by which the parties will select a replacement benchmark interest rate in the event that LIBOR is no longer available or appropriate as a reference rate upon which to determine the interest rate after December 31, 2021, the date on which contributing banks will no longer be required to submit rate information from which LIBOR is calculated.
The BBVA Credit Agreement contains usual and customary negative covenants for agreements of this type, including, but not limited to, restrictions on the Company’s ability to make acquisitions, make loans or advances, make capital expenditures and investments, pay dividends, create or incur indebtedness, create liens, wind up or dissolve, consolidate, merge or liquidate, or sell, transfer or dispose of assets. The BBVA Credit Agreement also requires the Company to satisfy certain financial covenants, including a minimum fixed charge coverage ratio of 1.20-to-1.00 and a maximum consolidated leverage ratio of 2.75-to-1.00, subject to certain adjustments. At March 31, 2020 and September 30, 2019, our fixed charge ratio was 3.17-to-1.00 and 4.04-to-1.00, respectively, and our consolidated leverage ratio was 0.83-to-1.00 and 0.66-to-1.00, respectively. At both March 31, 2020 and September 30, 2019, the Company was in compliance with all covenants under the BBVA Credit Agreement.
From time to time, we have entered into interest rate swap agreements to hedge against the risk of changes in interest rates. On February 27, 2020, the Company entered into an additional $26.3 million notional interest rate swap agreement applicable to the Term Loan on that date, under which we pay a fixed percentage rate of 1.24% and receive a credit based on the applicable LIBOR rate.
These interest rate swap agreements do not meet the criteria for hedge accounting treatment in accordance with GAAP. At March 31, 2020 and September 30, 2019, the aggregate notional value of these interest rate swap agreements was $50.6 million and $21.5 million, respectively, and the fair value was $(1.8) million and $(0.3) million, respectively, which is included within other long-term liabilities on our Consolidated Balance Sheets.
Capital Expenditures and Working Capital
During the six months ended March 31, 2020 and 2019, our capital expenditures were $34.5 million and $19.8 million, respectively. Our capital expenditures are typically made during the same fiscal year in which they are approved. At March 31, 2020, our commitments for capital expenditures were not material to our financial condition or results of operations on a consolidated basis.   For fiscal 2020, we expect total capital expenditures to be $40.0 million to $42.0 million, not including $11.5 million for the buyout of equipment leases. Our capital expenditure budget is an estimate and is subject to change. As described further below, we believe that cash flows from operations combined with existing cash on hand and amounts available under our credit facilities will be sufficient to fund our working capital needs and planned capital expenditures for at least the next 12 months.
Our cash requirements include costs related to capital expenditures, purchase of materials, production of materials and organic expansion into new markets. Our working capital needs are driven by the seasonality and growth of our business, with our cash requirements increasing in periods of growth. Additional cash requirements resulting from our growth include the costs of additional personnel, production and distribution facilities, enhancements to our information systems, expenditures related to our compliance with laws and rules applicable to public companies and our integration of any acquired businesses.
We have historically relied upon cash available through credit facilities, in addition to cash from operations, to finance our working capital requirements and to support our growth. We regularly monitor potential capital sources, including the equity and debt markets, in an effort to meet our planned capital expenditures and liquidity requirements. Our future success will depend on our ability to access outside sources of capital.
We believe that our operating cash flow and available borrowings under the BBVA Credit Agreement will be sufficient to fund our operations for at least the next 12 months. However, future cash flows are subject to a number of variables, including the potential impacts of COVID-19, and significant additional capital expenditures will be required to conduct our operations. There can be no assurance that operations and other capital resources will provide cash in sufficient amounts to maintain planned or future levels of capital expenditures. In the event that we make one or more acquisitions and the amount of capital required is greater than the amount of cash on hand we have available for acquisitions at that time, we could be required to reduce the expected level of capital expenditures and/or seek additional capital. If we seek additional capital, we may do so through borrowings under the BBVA Credit Agreement, joint ventures, asset sales, offerings of debt or equity securities or other means. However, the unprecedented public health and governmental efforts to contain the spread of COVID-19 have created significant uncertainty as to general economic conditions for the remainder of 2020 and beyond, and our ability to engage in any such transactions may be constrained by economic conditions and other factors outside of our control. We cannot guarantee that this additional capital will be available on acceptable terms or at all. If we are unable to obtain the funds we need, we may not be able to complete acquisitions that may be favorable to us or finance the capital expenditures necessary to conduct our operations.

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
We have entered into fuel swap contracts to mitigate the financial impact of fluctuations in fuel prices. As of March 31, 2020, we had fuel swap contracts to pay fixed prices for fuel with an aggregate notional amount of 3.9 million gallons, maturing through 2021. The fair value of these derivative contracts was $(0.8) million at March 31, 2020. These fuel swap contracts provide a fixed price for less than 50% of our estimated fuel usage for the remainder of fiscal years 2020 through 2022.
Interest Rate Risk
We are exposed to interest rate risk on certain of our short-term and long-term debt obligations used to finance our operations and acquisitions. We have LIBOR-based floating rate borrowings under the BBVA Credit Agreement, which expose us to variability in interest payments due to changes in the reference interest rates. From time to time, we use derivative instruments to hedge against the impact of interest rate changes on future earnings and cash flows. In order to hedge against changes in interest rates and to manage fluctuations in cash flows resulting from interest rate risk, on June 30, 2017, we entered into an amortizing interest rate swap agreement applicable to $25.0 million of outstanding debt under the Term Loan, for which we pay a fixed rate of 2.015% and receive a credit based on the applicable LIBOR rate. In connection with the amendment to the BBVA Credit Agreement and the additional borrowing on May 15, 2018, we entered into an additional $11.0 million notional interest rate swap agreement applicable to the $22.0 million of additional debt under the Term Loan. Under this additional swap agreement, we pay a fixed percentage rate of 3.01% and receive a credit based on the applicable LIBOR rate. In connection with the amendment to the BBVA Credit Agreement and the additional borrowing on October 1, 2019, we entered into an additional $5.9 million notional interest rate swap agreement applicable to the $10.0 million of additional debt under the Term Loan. Under this additional swap agreement, we pay a fixed percentage rate of 1.58% and receive a credit based on the applicable LIBOR rate. On February 27, 2020, the Company entered into an additional $26.3 million notional interest rate swap agreement applicable to the Term Loan on that date, under which we pay a fixed percentage rate of 1.24% and receive a credit based on the applicable LIBOR rate.
At March 31, 2020, we had a total of $15.0 million of non-hedged variable rate borrowings outstanding.
Off-Balance Sheet Arrangements
As of March 31, 2020, we have no material off balance sheet arrangements, except for purchase commitments for diesel fuel entered into in the normal course of business.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
We are a smaller reporting company, as defined by Rule 12b-2 of the Exchange Act, and therefore are not required to provide the information called for by this Item.

Item 4. Controls and Procedures.
Evaluation of Disclosure Control and Procedures
Our management carried out, as of March 31, 2020, with the participation of our Chief Executive Officer and our Chief Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2020, our disclosure controls and procedures were effective to provide reasonable assurance that material information required to be disclosed by us in reports we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - Other Information
Item 1. Legal Proceedings.
Due to the nature of our business, we are involved in routine litigation or subject to other disputes or claims related to our business activities, including, among other things, (i) workers’ compensation claims, (ii) employment-related disputes and (iii) liability issues or breach of contract or tortious conduct claims in connection with the performance of services and provision of materials. We and our affiliates are also subject to government inquiries in the ordinary course of business seeking information concerning our compliance with government construction contracting requirements and various laws and regulations, the outcome of which cannot be predicted with certainty. In the opinion of our management, after consultation with legal counsel, none of the pending inquiries, litigation, disputes or claims against us, if decided adversely to us, would have a material adverse effect on our financial condition, cash flows or results of operations. There have been no material changes to the legal proceedings disclosed in the 2019 Form 10-K.

Item 1A. Risk Factors.
In addition to the other financial information set forth in this report, you should carefully consider the factors discussed below and in Part I, Item 1A, “Risk Factors,” in the 2019 Form 10-K that could materially affect our business, financial condition or future operating results. The risks described below and in the 2019 Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and operating results.

Our business could be materially and adversely affected by a widespread outbreak of a contagious disease or other similar adverse public health development, or fear of such an event, and the measures that federal, state and local governments, agencies, law enforcement and/or health authorities implement to address it.

Our business could be adversely impacted by the effects of a widespread outbreak of a contagious disease, including the COVID-19 pandemic or a similar adverse public health development, as well as actions taken by federal, state and local governments, agencies, law enforcement and health authorities to contain the outbreak. Such an event in our markets could, among other things, result in employee absences or require us to temporarily close our facilities or project sites, which, in turn, could significantly and adversely affect our productivity and our ability to complete projects in accordance with our contractual obligations. In addition, a disruption in the supply chain for raw materials or equipment, whether as a result of facility closures or otherwise, could increase our labor and materials costs and impair our ability to manufacture hot-mix asphalt. Moreover, our customers – both public and private – who are adversely impacted could cancel or delay current or prospective projects and could become delinquent in their payments to us for work that we have performed.

Our business could also be negatively impacted over the medium-to-longer term if the disruptions related to the COVID-19 pandemic decrease consumer confidence generally or significantly prolong the current economic downturn, which could lead to a decline in public and private development projects and thereby reduce demand for our services. Relatedly, an economic slowdown caused by the outbreak of an infectious disease or other similar adverse public health development could cause the tax revenues received by federal, state and local government agencies to decline and thereby decrease the funding available for public projects. Such developments could impair our ability to undertake construction projects in a typical manner or at all, generate revenues and cash flows, and/or access the capital or lending markets (or significantly increase the costs of doing so); increase the costs or decrease the supply of raw materials or equipment or the availability of subcontractors and other talent, including as a result of infections or quarantining; and/or result in the diversion of public funds that otherwise would be available for infrastructure projects to support public health efforts. The inherent uncertainty surrounding COVID-19, due in part to rapidly changing governmental directives, public health challenges and progress, and market reactions thereto, also makes it more challenging for our management to estimate the future performance of our business for the remainder of the 2020 fiscal year and beyond.

While it is difficult to estimate the impact that an outbreak of an infectious disease, including the COVID-19 pandemic, could have on our operations, the measures taken by local, state, and federal governments, actions that we take to protect our employees, and the impact on various business activities in affected markets could adversely affect our financial condition, results of operations and cash flows.

The previously announced phase-out of LIBOR, or the replacement of LIBOR with a different reference rate, may adversely affect the interest rate that we pay on our indebtedness.

The interest rate that we pay on borrowings under the BBVA Credit Agreement is calculated based on a rate spread over LIBOR. In 2017, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, announced that it would phase out LIBOR by the end of 2021. It is unclear whether new methods of calculating LIBOR will be established such that it continues to exist after 2021, or whether alternative rates or benchmarks will be adopted. Changes in the method of calculating LIBOR, or the replacement of LIBOR with an alternative rate or benchmark, may adversely affect interest rates, including the rates we pay on borrowings under the BBVA

Credit Agreement, and result in higher borrowing costs. This could materially and adversely affect our results of operations, cash flows and liquidity. We may need to renegotiate our loan facilities and changes in the method of calculating LIBOR, or the use of an alternative rate or benchmark, may negatively impact the terms of such indebtedness.

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
4.2
Registration Rights Agreement, dated June 8, 2007, by and among Construction Partners, Inc. (f/k/a SunTx CPI Growth Company, Inc.) and certain security holders party thereto (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-1 (File No. 333-224174) filed on April 6, 2018)

10.1
Form of Employment Agreement, dated April 1, 2020, by and between Construction Partners, Inc. and certain executive officers (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-38479) filed on April 3, 2020)

10.2
Loan Modification Agreement and Amendment to Loan Documents, dated April 30, 2020, by and among Construction Partners, Inc. (f/k/a SunTx CPI Growth Company, Inc.), Wiregrass Construction Company, Inc., FSC II, LLC, C.W. Roberts Contracting, Incorporated, Everett Dykes Grassing Co., Inc. and The Scruggs Company, as Borrowers, BBVA USA (f/k/a Compass Bank), as Agent for the Lenders and as a Lender and Issuing Bank, and Bank of America, N.A., as a Lender (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-38479) filed on April 30, 2020)

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 8th day of May, 2020.

CONSTRUCTION PARTNERS, INC.

By:	/s/ Charles E. Owens
Charles E. Owens
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name and Signature	Title	Date

/s/ Charles E. Owens	President, Chief Executive Officer and Director	May 8, 2020
Charles E. Owens	(Principal Executive Officer)

/s/ R. Alan Palmer	Executive Vice President and Chief Financial Officer	May 8, 2020
R. Alan Palmer	(Principal Financial Officer)