Form 10-Q
period 2020-06-30
Construction Partners, Inc.
filed 2020-08-07
CIK 1718227

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒
As of August 5, 2020, the registrant had 33,875,884 shares of Class A common stock, $0.001 par value, and 17,905,861 shares of Class B common stock, $0.001 par value, outstanding.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CONSTRUCTION PARTNERS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	June 30,	September 30,
	2020	2019
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$78,695	$80,619
Contracts receivable including retainage, net	133,086	139,882
Costs and estimated earnings in excess of billings on uncompleted contracts	15,604	12,030
Inventories	39,256	34,291
Prepaid expenses and other current assets	9,277	13,144
Total current assets	275,918	279,966

Property, plant and equipment, net	236,751	205,870
Operating lease right-of-use assets	7,879	—
Goodwill	46,348	38,546
Intangible assets, net	3,277	3,434
Investment in joint venture	528	496
Other assets	1,973	2,284
Deferred income taxes, net	1,171	1,173
Total assets	$573,845	$531,769
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$57,579	$70,442
Billings in excess of costs and estimated earnings on uncompleted contracts	34,511	31,115
Current portion of operating lease liabilities	2,379	—
Current maturities of debt	10,200	7,538
Accrued expenses and other current liabilities	21,388	19,078
Total current liabilities	126,057	128,173
Long-term liabilities:
Long-term debt, net of current maturities	55,756	42,458
Operating lease liabilities, net of current portion	5,710	—
Deferred income taxes, net	11,281	11,480
Other long-term liabilities	7,793	6,108
Total long-term liabilities	80,540	60,046
Total liabilities	206,597	188,219
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $0.001; 10,000,000 shares authorized at June 30, 2020 and September 30, 2019 and no shares issued and outstanding	—	—
Class A common stock, par value $0.001; 400,000,000 shares authorized, 33,430,364 shares issued and outstanding at June 30, 2020, and 32,597,736 shares issued and outstanding at September 30, 2019	34	33
Class B common stock, par value $0.001; 100,000,000 shares authorized, 21,274,333 shares issued and 18,351,381 outstanding at June 30, 2020, and 22,106,961 shares issued and 19,184,009 shares outstanding at September 30, 2019	21	22
Additional paid-in capital	244,627	243,452
Treasury stock, at cost, 2,922,952 shares of Class B common stock, par value $0.001	(15,603)	(15,603)
Retained earnings	138,169	115,646
Total stockholders’ equity	367,248	343,550
Total liabilities and stockholders’ equity	$573,845	$531,769

See notes to consolidated financial statements (unaudited).

CONSTRUCTION PARTNERS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(unaudited in thousands, except share and per share data)

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2020	2019	2020	2019
Revenues	$217,041	$227,290	$561,034	$545,921
Cost of revenues	180,549	189,198	479,814	466,900
Gross profit	36,492	38,092	81,220	79,021
General and administrative expenses	(16,852)	(15,968)	(50,786)	(45,170)
Gain on sale of equipment, net	390	58	1,134	1,085
Operating income	20,030	22,182	31,568	34,936
Interest expense, net	(575)	(615)	(2,690)	(1,509)
Other income (expense)	645	190	(43)	296
Income before provision for income taxes and earnings from investment in joint venture	20,100	21,757	28,835	33,723
Provision for income taxes	4,772	4,941	6,622	8,080
Earnings from investment in joint venture	419	386	532	925
Net income	$15,747	$17,202	$22,745	$26,568

Net income per share attributable to common stockholders:
Basic	$0.31	$0.33	$0.44	$0.52
Diluted	$0.30	$0.33	$0.44	$0.52

Weighted average number of common shares outstanding:
Basic	51,489,211	51,414,619	51,489,211	51,414,619
Diluted	51,646,385	51,422,899	51,623,627	51,414,887

See notes to consolidated financial statements (unaudited).

CONSTRUCTION PARTNERS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(unaudited in thousands, except share data)

	For the nine months ended June 30, 2020
	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Treasury Stock	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
September 30, 2019	32,597,736	$33	22,106,961	$22	$243,452	$(15,603)	$115,646	$343,550
Net income	—	—	—	—	—	—	5,461	5,461
Equity-based compensation expense	—	—	—	—	395	—	—	395
Conversion of Class B common stock to Class A common stock	107,682	—	(107,682)	—	—	—	—	—
Effect of adopting ASU Topic 842 (See Note 3)	—	—	—	—	—	—	(222)	(222)
December 31, 2019	32,705,418	$33	21,999,279	$22	$243,847	$(15,603)	$120,885	$349,184
Net income	—	—	—	—	—	—	1,537	1,537
Equity-based compensation expense	—	—	—	—	390	—	—	390
March 31, 2020	32,705,418	$33	21,999,279	$22	$244,237	$(15,603)	$122,422	$351,111
Net income	—	—	—	—	—	—	15,747	15,747
Equity-based compensation expense	—	—	—	—	390	—	—	390
Conversion of Class B common stock to Class A common stock	724,946	1	(724,946)	(1)	—	—	—	—
June 30, 2020	33,430,364	$34	21,274,333	$21	$244,627	$(15,603)	$138,169	$367,248

	For the nine months ended June 30, 2019
	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Treasury Stock	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
September 30, 2018	11,950,000	$12	42,387,571	$42	$242,493	$(15,603)	$72,525	$299,469
Net income	—	—	—	—	—	—	5,154	5,154
December 31, 2018	11,950,000	$12	42,387,571	$42	$242,493	$(15,603)	$77,679	$304,623
Net income	—	—	—	—	—	—	4,212	4,212
March 31, 2019	11,950,000	$12	42,387,571	$42	$242,493	$(15,603)	$81,891	$308,835
Equity-based compensation expense	—	—	—	—	146	—	—	146
Issuance of stock grant awards	267,343	—	—	—	—	—	—	—
Conversion of Class B common stock to Class A common stock	20,225,202	20	(20,225,202)	(20)	—	—	—	—
Net income	—	—	—	—	—	—	17,202	17,202
June 30, 2019	32,442,545	$32	22,162,369	$22	$242,639	$(15,603)	$99,093	$326,183

See notes to consolidated financial statements (unaudited).

CONSTRUCTION PARTNERS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited in thousands)

	For the Nine Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net income	$22,745	$26,568
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization of long-lived assets	29,065	22,698
Amortization of deferred debt issuance costs and debt discount	115	83
Loss on derivative instruments	1,989	543
Provision for bad debt	451	421
Gain on sale of equipment, net	(1,134)	(1,085)
Equity-based compensation expense	1,175	146
Earnings from investment in joint venture	(532)	(925)
Distribution of earnings from investment in joint venture	139	—
Deferred income taxes	(197)	(136)
Other non-cash adjustments	(12)	—
Changes in operating assets and liabilities, net of acquisition:
Contracts receivable including retainage, net	6,345	(14,839)
Costs and estimated earnings in excess of billings on uncompleted contracts	(3,574)	(4,709)
Inventories	(1,878)	(11,992)
Prepaid expenses and other current assets	3,867	604
Other assets	311	3,978
Accounts payable	(12,863)	1,722
Billings in excess of costs and estimated earnings on uncompleted contracts	3,396	(6,394)
Accrued expenses and other current liabilities	2,029	1,497
Other long-term liabilities	(23)	(217)
Net cash provided by operating activities, net of acquisition	51,414	17,963
Cash flows from investing activities:
Purchases of property, plant and equipment	(41,535)	(31,744)
Proceeds from sale of equipment	2,182	2,898
Business acquisitions, net of cash acquired	(30,191)	(8,854)
Acquisition of liquid asphalt terminal assets	—	(10,848)
Return of investment in joint venture	361	2,200
Net cash used in investing activities	(69,183)	(46,348)
Cash flows from financing activities:
Proceeds from issuance of long-term debt, net of debt issuance costs and discount	42,719	—
Repayments of long-term debt	(26,874)	(11,104)
Net cash provided by (used in) financing activities	15,845	(11,104)
Net change in cash and cash equivalents	(1,924)	(39,489)
Cash and cash equivalents:
Beginning of period	80,619	99,137
End of period	$78,695	$59,648

Supplemental cash flow information:
Cash paid for interest	$1,416	$1,998
Cash paid for income taxes	$5,600	$3,232
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$1,241	$—
Cash paid for operating lease liabilities	$2,464	$—
Non-cash items:
Property, plant and equipment included with accounts payable at period end	$1,073	$332

See notes to consolidated financial statements (unaudited).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Note 1 - General
Business Description
Construction Partners, Inc. (the “Company”) is an infrastructure and road construction company operating in Alabama, Florida, Georgia, North Carolina and South Carolina through its wholly owned subsidiaries. The Company provides site development, paving, utility and drainage systems services, as well as hot mix asphalt (“HMA”), aggregates, ready-mix concrete, and liquid asphalt cement supply. The Company executes projects for a mix of private, municipal, state, and federal customers that are both privately and publicly funded. The majority of the Company’s work is performed under fixed unit price contracts and, to a lesser extent, fixed total price contracts.

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

Seasonality
The use and consumption of the Company’s products and services fluctuate due to seasonality. The Company’s products are used, and its construction operations and production facilities are located, outdoors. Therefore, seasonal changes and other weather-related conditions, in particular, extended snowy, rainy or cold weather in the winter, spring or fall and major weather events, such as hurricanes, tornadoes, tropical storms and heavy snows, can adversely affect the Company’s business and operations through a decline in both the use of the Company’s products and demand for the Company’s services. In addition, construction materials production and shipment levels follow activity in the construction industry, which typically occurs in the spring, summer and fall. Warmer and drier weather during the third and fourth quarters of the Company’s fiscal year typically result in higher activity and revenues during those quarters. The first and second quarters of the Company’s fiscal year typically have lower levels of activity due to less favorable weather conditions.

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

Emerging Growth Company
The Company is an “emerging growth company,” as defined by the Jumpstart Our Business Startups Act (the “JOBS Act”) enacted in April 2012. As an emerging growth company, the Company could have taken advantage of an exemption that would have allowed the Company to wait to comply with new or revised financial accounting standards until the effective date of such standards for private companies. However, the Company has irrevocably elected to opt out of such extended transition period, which means that when a new or revised standard has a different effective date for public and private companies, the Company is required to adopt the standard on the effective date applicable to public companies that are not emerging growth companies.

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
Contracts Receivable Including Retainage, net
Contracts receivable are generally based on amounts billed and currently due from customers, amounts currently due but unbilled, and amounts retained by the customer pending completion of a project. It is common in the Company’s industry for a small portion of either progress billings or the contract price, typically 10%, to be withheld by the customer until the Company completes a project to the satisfaction of the customer in accordance with the applicable contract terms. Such amounts, defined as retainage, represent a contract asset and are included on the Consolidated Balance Sheets as “Contracts receivable including retainage, net”. Based on the Company’s experience with similar contracts in recent years, billings for such retainage balances are generally collected within one year of the completion of the project.

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
Contract Assets and Contract Liabilities
Billing practices for the Company’s contracts are governed by the contract terms of each project based on (i) progress toward completion approved by the owner or customer, (ii) achievement of milestones or (iii) pre-agreed schedules. Billings do not necessarily correlate with revenues recognized under the cost-to-cost input method (formerly known as the percentage-of-completion method). The Company records contract assets and contract liabilities to account for these differences in timing.
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

Concentration of Risks
Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of contracts receivable including retainage. In the normal course of business, the Company provides credit to its customers and does not generally require collateral. The Company monitors concentrations of credit risk associated with these receivables on an ongoing basis. The Company has not historically experienced significant credit losses, due primarily to management’s assessment of customers’ credit ratings. The Company principally deals with recurring customers, state and local governments and well-known local companies whose reputations are known to management. The Company performs credit checks for significant new customers and generally requires progress payments for significant projects. The Company generally has the ability to file liens against the property if payments are not made on a timely basis. No single customer accounted for more than 10.0% of the Company’s contracts receivable including retainage, net balance at June 30, 2020 or September 30, 2019.
Projects performed for various Departments of Transportation accounted for 36.8% and 41.8% of consolidated revenues for the three months ended June 30, 2020 and 2019, respectively, and for 32.3% and 39.4% of consolidated revenues for the nine months ended June 30, 2020 and 2019, respectively. Customers that accounted for more than 10.0% of consolidated revenues during those periods are presented below.

	% of Consolidated Revenues
	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2020	2019	2020	2019
Alabama Department of Transportation	13.2%	15.4%	11.1%	12.9%
North Carolina Department of Transportation	9.0%	13.9%	8.4%	13.4%
Revenues from Contracts with Customers
The Company derives all of its revenues from contracts with its customers, predominantly by performing construction services for both public and private infrastructure projects, with an emphasis on highways, roads, bridges, airports and commercial and residential developments. These projects are performed for a mix of federal, state, municipal and private customers. In addition, the Company derives revenues from the sale of construction materials, including HMA, aggregates, liquid asphalt cement and ready-mix concrete to third-party public and private customers pursuant to contracts with those customers. The following table reflects, for the periods presented, (i) the percentage of revenues generated from public infrastructure construction projects and the sale of construction materials to public customers and (ii) the percentage of revenues generated from private infrastructure construction projects and the sale of construction materials to private customers.

	% of Consolidated Revenues
	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2020	2019	2020	2019
Private	30.9%	29.1%	36.1%	30.4%
Public	69.1%	70.9%	63.9%	69.6%
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
Revenues derived from the sale of HMA, aggregates, ready-mix concrete, and liquid asphalt are recognized at the point in time at which control of the product is transferred to the customer. Usually, that point in time is when the customer accepts delivery at its facility or receives product in its own transport vehicles from one of the Company’s HMA plants. Upon purchase, the Company generally provides an invoice or similar document detailing the goods transferred to the customer. The Company generally offers payment terms customary in the industry, which typically require payment ranging from point-of-sale to 30 days following purchase.
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
The Company’s financial instruments include cash and cash equivalents, contracts receivable including retainage and accounts payable reflected as current assets and current liabilities on its Consolidated Balance Sheets at June 30, 2020 and September 30, 2019. Due to the short-term nature of these instruments, management considers their carrying value to approximate their fair value.
The Company also has term loans and a revolving credit facility, as described in Note 8 - Debt. The carrying value of amounts outstanding under these credit facilities is reflected as long-term debt, net of current maturities and current maturities of debt on the Company’s Consolidated Balance Sheets at June 30, 2020 and September 30, 2019. Due to the variable rate or short-term nature of these instruments, management considers their carrying value to approximate their fair value.
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

Note 3 - Accounting Standards
Recently Adopted Accounting Pronouncements
ASC Topic 842

ASC Topic 842, Leases (“Topic 842”) requires lessees to recognize operating lease right-of-use assets and operating lease liabilities on the balance sheet as described below. Prior to the adoption of Topic 842, operating leases were expensed on a straight-line basis over the lease term on the Company’s Consolidated Statements of Income, and the Company did not recognize operating lease right-of-use assets and operating lease liabilities on its Consolidated Balance Sheets.

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
The Company has elected not to apply the recognition requirements of Topic 842 to short-term leases (those with terms of 12 months or less) or leases to explore for or use minerals. Instead, for these types of leases, the Company recognizes lease expense in the Consolidated Statements of Income on a straight-line basis over the lease term.

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
Identifiable assets acquired and liabilities assumed were recorded at their estimated fair values based on the methodology described under Fair Value Measurements in Note 2 - Significant Accounting Policies. The amounts allocated were not material to the Company’s Consolidated Balance Sheet. The amount of the purchase price exceeding the net fair value of identifiable assets acquired and liabilities assumed was recorded as goodwill in the amount of approximately $7.7 million, which is deductible for income tax purposes. Goodwill primarily represents the assembled work force and synergies expected to result from the acquisition.

The results of operations since the October 1, 2019 acquisition date attributable to this acquisition are included in the Company's consolidated financial statements and were not material to the Consolidated Statements of Income for the three and nine months ended June 30, 2020. Pro forma results of operations as if the acquisition had been consummated October 1, 2018 would not be material to the Consolidated Statements of Income.
The Company recorded certain costs to effect the acquisition as they were incurred, which are reflected in general and administrative expenses on the Company’s Consolidated Statements of Income in the amount of $0.1 million for the nine months ended June 30, 2020.
Florida Acquisition - March 2020
On March 23, 2020, a subsidiary of the Company acquired two HMA manufacturing plants and certain related assets located in Pensacola and Defuniak Springs, Florida. The acquisition has been accounted for as a business combination in accordance with Topic 805. The $9.8 million purchase price was paid in cash at closing, with an additional $2.6 million of cash paid subsequent to March 31, 2020 for plant inventory.

The provisional allocation of the purchase price to assets acquired and liabilities assumed, based on their estimated fair values at the acquisition date, was determined in accordance with the methodology described under Fair Value Measurements in Note 2 - Significant Accounting Policies. The provisional amounts allocated are $9.7 million of property, plant and equipment, $2.6 million of other current assets and $0.1 million of goodwill. Goodwill, which is deductible for income tax purposes, primarily represents the assembled work force synergies expected to result from the acquisition. Upon finalizing the accounting for this transaction, management expects to ascribe value to other identifiable intangible assets, including customer relationships and customer backlog, which may reduce the preliminary amount allocated to goodwill.
The results of operations since the March 23, 2020 acquisition date attributable to this acquisition are included in the consolidated financial statements since the acquisition date and were not material to the Consolidated Statements of Income for the three and nine months ended June 30, 2020. Pro forma results of operations as if the acquisition had been consummated October 1, 2018 would not be material to the Consolidated Statements of Income.
The Company recorded certain costs to effect the acquisition as they were incurred, which are reflected in general and administrative expenses on the Company’s Consolidated Statements of Income in the amount of $0.1 million for the three and nine months ended June 30, 2020.

Note 5 - Contracts Receivable Including Retainage, net
Contracts receivable including retainage, net consisted of the following at June 30, 2020 and September 30, 2019 (in thousands):

	June 30, 2020	September 30, 2019
	(unaudited)
Contracts receivable	$112,294	$121,050
Retainage	22,070	19,835
	134,364	140,885
Allowance for doubtful accounts	(1,278)	(1,003)
Contracts receivable including retainage, net	$133,086	$139,882

Retainage receivables have been billed, but are not due until contract completion and acceptance by the customer.

Note 6 - Contract Assets and Liabilities
Costs and estimated earnings compared to billings on uncompleted contracts at June 30, 2020 and September 30, 2019 consisted of the following (in thousands):

	June 30, 2020	September 30, 2019
	(unaudited)
Costs on uncompleted contracts	$970,140	$900,880
Estimated earnings to date on uncompleted contracts	116,748	123,256
	1,086,888	1,024,136
Billings to date on uncompleted contracts	(1,105,795)	(1,043,221)
Net billings in excess of costs and estimated earnings on uncompleted contracts	$(18,907)	$(19,085)

Significant changes to balances of costs and estimated earnings in excess of billings (contract asset) and billings in excess of costs and estimated earnings (contract liability) on uncompleted contracts from September 30, 2019 to June 30, 2020 are presented below (in thousands):

	Costs and Estimated Earnings in Excess of Billings on Uncompleted Contracts	Billings in Excess of Costs and Estimated Earnings on Uncompleted Contracts	Net Billings in Excess of Costs and Estimated Earnings on Uncompleted Contracts
September 30, 2019	$12,030	$(31,115)	$(19,085)
Changes in revenue billed, contract price or cost estimates	3,574	(3,396)	178
June 30, 2020 (unaudited)	$15,604	$(34,511)	$(18,907)

At June 30, 2020, the Company had unsatisfied or partially unsatisfied performance obligations under construction project contracts representing approximately $496.0 million in aggregate transaction price. The Company expects to earn revenue as it satisfies its performance obligations under those contracts in the amount of approximately $214.7 million during the remainder of the fiscal year ending September 30, 2020 and $281.3 million thereafter.
Note 7 - Property, Plant and Equipment
Property, plant and equipment at June 30, 2020 and September 30, 2019 consisted of the following (in thousands):

	June 30, 2020	September 30, 2019
	(unaudited)
Construction equipment	$250,249	$214,500
Plants	100,854	92,279
Land and improvements	40,479	34,365
Quarry reserves	20,371	20,678
Buildings	18,001	15,458
Furniture and fixtures	5,265	4,864
Leasehold improvements	1,135	1,135
Total property, plant and equipment, gross	436,354	383,279
Accumulated depreciation, depletion and amortization	(202,141)	(177,927)
Construction in progress	2,538	518
Total property, plant and equipment, net	$236,751	$205,870

Depreciation and depletion expense related to property, plant and equipment was $10.0 million and $7.8 million for the three months ended June 30, 2020 and 2019, respectively, and $28.9 million and $22.1 million for the nine months ended June 30, 2020 and 2019, respectively.

Note 8 - Debt
The Company maintains various credit facilities from time to time to finance acquisitions, the purchase of real estate, construction equipment, plants and other fixed assets, and for general working capital purposes. During the three and nine months ended June 30, 2020, these included, among other things, a credit agreement with BBVA USA (“BBVA”), as agent, issuing bank and a lender, and certain other lenders (as amended, the “BBVA Credit Agreement”), which provided for a term loan with an original principal amount of $82.0 million (the “Term Loan”) and a $30.0 million revolving credit facility (the “Revolving Credit Facility”). Debt at June 30, 2020 and September 30, 2019 consisted of the following (in thousands):

	June 30, 2020	September 30, 2019
	(unaudited)
Long-term debt:
BBVA Term Loan	$66,100	$44,700
BBVA Revolving Credit Facility	—	5,000
Other long-term debt	290	563
Total long-term debt	66,390	50,263
Deferred debt issuance costs	(434)	(263)
Debt discount	—	(4)
Current maturities of long-term debt	(10,200)	(7,538)
Long-term debt, net of current maturities	$55,756	$42,458

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
In March 2020, the Company drew $15.0 million on the Revolving Credit Facility to fund the March 23, 2020 Florida acquisition and to provide additional liquidity (see Note 4 - Business Acquisitions). This borrowing was paid off with the April 2020 Term Loan advance as noted below.

In April 2020, the Company and each of its wholly owned subsidiaries entered into an amendment to the BBVA Credit Agreement that, among other things, (i) provided for a Term Loan advance to the Company in the amount of $18.0 million, (ii) established a minimum interest rate for the foregoing Term Loan advance and future Term Loan advances, (iii) adjusted the Term Loan recourse amounts applicable to the Company and its subsidiaries, (iv) increased the amount of the quarterly principal installment payments under outstanding Term Loan advances to $2.5 million, and (v) set forth procedures by which the parties will select a replacement benchmark interest rate in the event that LIBOR, the current benchmark interest rate under the Credit Agreement, is no longer available or appropriate as a reference rate upon which to determine the interest rate after December 31, 2021, the date on which contributing banks will no longer be required to submit rate information from which LIBOR is calculated.

Subsequent to June 30, 2020, the Company and each of its wholly owned subsidiaries entered into an Amended and Restated Credit Agreement with BBVA, as agent, sole lead arranger and sole bookrunner, and certain other lenders (the “Amended Credit Agreement”) that amended and restated the BBVA Credit Agreement in its entirety and, among other things, increased the aggregate amount of the commitments of the lenders under the Revolving Credit Facility from $30.0 million to $50.0 million and increased the Term Loan commitments of the lenders by $30.0 million. For more information about the Amended Credit Agreement, see the discussion under the heading Recent Financing Developments in Note 20 - Subsequent Events.

Note 9 - Equity
Shares of the Company’s Class A common stock and Class B common stock are identical in all respects, except with respect to voting rights, conversion rights and transfer restrictions applicable to shares of Class B common stock. The holders of Class A common stock are entitled to one vote per share, and the holders of Class B common stock are entitled to ten votes per share. The holders of Class A common stock and Class B common stock vote together as a single class on all matters submitted to a vote of stockholders, including the election of directors, unless otherwise required by applicable law or the Company’s certificate of incorporation or bylaws. Shares of Class B common stock are convertible into shares of Class A common stock at any time at the option of the holder or upon any transfer, subject to certain limited exceptions. In addition, upon the election of the holders of a majority of the then-outstanding shares of Class B common stock, all outstanding shares of Class B common stock will be converted into shares of Class A common stock. Once converted into shares of Class A common stock, shares of Class B common stock will not be reissued. Class A common stock is not convertible into any other class of the Company’s capital stock.
Conversion of Class B Common Stock to Class A Common Stock
During the nine months ended June 30, 2020, certain stockholders of the Company converted a total of 832,628 shares of Class B common stock into shares of Class A common stock on a one-for-one basis. Following the conversions, there were 33,430,364 shares of Class A common stock and 18,351,381 shares of Class B common stock outstanding.

Secondary Offering of Class A Common Stock

In June 2020, certain stockholders of the Company (the “Selling Stockholders”) completed an underwritten secondary offering (the “Secondary Offering”) of 5,750,000 shares of Class A common stock at a public offering price of $16.50 per share. In addition, the underwriters of the Secondary Offering exercised in full their option to purchase an additional 862,500 shares of Class A common stock from the Selling Stockholders. The Company did not receive any proceeds from the sale of shares by the Selling Stockholders and, pursuant to a registration rights agreement with the Selling Stockholders, incurred approximately $0.2 million in expenses in connection with the Secondary Offering.

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

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2020	2019	2020	2019
Numerator
Net income attributable to common shareholders	$15,747	$17,202	$22,745	$26,568
Denominator
Weighted average number of common shares outstanding, basic	51,489,211	51,414,619	51,489,211	51,414,619
Net income per common share attributable to common shareholders, basic	$0.31	$0.33	$0.44	$0.52

The following table summarizes the calculation of the weighted-average number of diluted common shares outstanding and the calculation of diluted earnings per share for the periods presented (in thousands, except share and per share amounts):

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2020	2019	2020	2019
Numerator
Net income attributable to common stockholders	$15,747	$17,202	$22,745	$26,568
Denominator
Weighted average number of basic common shares outstanding, basic	51,489,211	51,414,619	51,489,211	51,414,619
Effect of dilutive securities:
Restricted stock grants under 2018 Equity Incentive Plan	157,174	8,280	134,416	268
Weighted average number of diluted common shares outstanding	51,646,385	51,422,899	51,623,627	51,414,887
Net income per diluted common share attributable to common stockholders	$0.30	$0.33	$0.44	$0.52

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
The Company’s effective income tax rate for the three months ended June 30, 2020 and 2019 was 23.3% and 22.3%, respectively. The Company’s effective tax rate for the nine months ended June 30, 2020 and 2019 was 22.5% and 23.3%, respectively. The effective income tax rate for the nine months ended June 30, 2020 was favorably impacted by the filing of an amended consolidated state return. The Company recorded an amended return benefit of $0.4 million resulting from the utilization of net operating loss carryforwards and related release of valuation allowance.
Note 12 - Related Parties
On December 31, 2017, the Company sold an indirect wholly owned subsidiary (the “Disposed Entity”) to an immediate family member of a Senior Vice President of the Company (“Purchaser of Subsidiary”) in consideration for a promissory note in the amount of $1.0 million, which approximated the net book value of the Disposed Entity. At June 30, 2020, $0.1 million and $0.6 million were reflected on the Company’s Consolidated Balance Sheets within other current assets and other assets, respectively, representing the remaining balances on the promissory note. In connection with this transaction, the Company also received a separate promissory note from the Disposed Entity on December 31, 2017 in the amount of $1.0 million, representing certain accounts payable of the Disposed Entity that were paid by the Company. At June 30, 2020, $0.1 million and $0.4 million were reflected on the Company’s Consolidated Balance Sheets within other current assets and other assets, respectively, representing the remaining balances on the promissory note. Remaining payments are scheduled to be made in periodic installments during fiscal year 2020 through fiscal year 2026.

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
The following table presents revenues earned and expenses incurred by the Company during the three and nine months ended June 30, 2020 and 2019, and accounts receivable and payable balances at June 30, 2020 and September 30, 2019, related to transactions with the related parties described above (in thousands):

	Revenue Earned (Expense Incurred)				Accounts Receivable (Payable)
	For the Three Months Ended June 30,		For the Nine Months Ended June 30,		June 30,	September 30,
	2020	2019	2020	2019	2020	2019
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Purchaser of Subsidiary	$—	$—	$—	$—	$725	$756
Disposed Entity	—	—	—	—	462	846
Land Development Project	—	—	—	—	774	774
Subcontracting Services(1)	(2,983)	(7,195)	(5,008)	(13,561)	(415)	(1,238)
Construction Services	—	1,609	1,534	2,783	233	2,434
Island Pond(2)	(80)	(80)	(240)	(240)	—	—
Vehicles(2)	(686)	(496)	(1,200)	(1,128)	—	—
Consulting Services(2)	(76)	(64)	(219)	(198)	—	—
H&K(2)	—	(36)	—	(78)	—	—
SunTx(2)	(355)	(316)	(1,026)	(957)	—	—

(1) Cost is reflected as cost of revenues on the Company’s Consolidated Statements of Income.
(2) Cost is reflected as general and administrative expenses on the Company’s Consolidated Statements of Income.

Note 13 - Settlement Agreement
On April 19, 2018, certain of the Company’s subsidiaries entered into settlement agreements with a third party arising from a business interruption event not directly related to the Company’s business that the Company does not expect to reoccur (the “Settlement”). The Settlement provides for the Company’s subsidiaries to receive aggregate net payments of approximately $15.7 million in four equal installments between January 2019 and July 2020, in exchange for releasing and waiving all current and future claims against the third party. The Company recorded a pre-tax gain of $14.8 million during the fiscal year ended September 30, 2018 related to the Settlement. Future payments are reflected on the Consolidated Balance Sheets at June 30, 2020 and September 30, 2019 as other current assets in the amount of $3.9 million and $7.8 million, respectively.
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

During the three and nine months ended June 30, 2020, the Company recorded compensation expense in connection with these grants in the amount of $0.4 million and $1.2 million, respectively, which is reflected in general and administrative expenses in the Company’s Consolidated Statements of Income. At June 30, 2020, there was approximately $2.0 million of unrecognized compensation expense related to these awards.

Note 15 - Leases
The Company leases certain facilities, office space, vehicles and equipment. As of June 30, 2020, operating leases under Topic 842 were included in (i) operating lease right-of-use assets, (ii) current portion of operating lease liabilities and (iii) operating lease liabilities, net of current portion on the Company’s Consolidated Balance Sheets in the amounts of $7.9 million, $2.4 million and $5.7 million, respectively. As of June 30, 2020, the Company did not have any lease contracts that had not yet commenced but had created significant rights and obligations.

Lease expense was $0.9 million and $2.7 million during the three months and nine months ended June 30, 2020, respectively, which included operating lease costs related to short-term leases. During the three months ended December 31, 2019, the Company used cash in the amount of $11.5 million to buy out certain operating lease obligations.
As of June 30, 2020, the weighted-average remaining term of the Company’s leases was 8.6 years, and the weighted-average discount rate was 4.00%. As of June 30, 2020, the lease liability was equal to the present value of the remaining lease payments, discounted using the incremental borrowing rate on the Company’s secured debt using a single maturity discount rate, as such rate is not materially different from the discount rate applied to each of the leases in the portfolio.

The following table summarizes the Company’s undiscounted lease liabilities outstanding as of June 30, 2020 (in thousands):

Fiscal Year	Amount
Remainder of 2020	$848
2021	2,237
2022	1,151
2023	739
2024	707
2025 and thereafter	4,054
Total future minimum lease payments	$9,736
Less: imputed interest	1,647
Total	$8,089

As previously disclosed, the Company’s future minimum lease payment obligations as of September 30, 2019 were as follows (in thousands):

Fiscal Year	Amount
2020	$6,537
2021	3,043
2022	1,041
2023	351
2024	255
Thereafter	58
Total	$11,285

Note 16 - Investment in Derivative Instruments

The Company’s operations expose it to a variety of market risks, including the effects of changes in commodity prices and changes in interest rates. As part of its risk management process, the Company began entering into commodity swap transactions through regulated commodity exchanges in February 2020. To manage interest rate exposure, the Company has entered into derivative instruments using interest rate swaps. The objective of entering into interest rate swaps is to eliminate the variability of cash flows associated with movements in interest rates over the life of the loans.

The following table represents the approximate amount of realized and unrealized gains (losses) and changes in fair value recognized in earnings on commodity derivative contracts for the three and nine months ended June 30, 2020 and the fair value of these derivatives as of June 30, 2020 and September 30, 2019 (in thousands):

	For the Three Months Ended June 30, 2020 (unaudited)			For the Nine Months Ended June 30, 2020 (unaudited)
	Change in			Change in
Income Statement Classification	Realized Gain (Loss)	Unrealized Gain (Loss)	Total Gain (Loss)	Realized Gain (Loss)	Unrealized Gain (Loss)	Total Gain (Loss)
Cost of revenues	$(269)	$—	$(269)	$(290)	$—	$(290)
Other income (expense)	—	394	394	—	(403)	(403)
Interest expense, net	(217)	(120)	(337)	(266)	(1,586)	(1,852)
Total	$(486)	$274	$(212)	$(556)	$(1,989)	$(2,545)

	For the Three Months Ended June 30, 2019 (unaudited)			For the Nine Months Ended June 30, 2019 (unaudited)
	Change in			Change in
Income Statement Classification	Realized Gain (Loss)	Unrealized Gain (Loss)	Total Gain (Loss)	Realized Gain (Loss)	Unrealized Gain (Loss)	Total Gain (Loss)
Cost of revenues	$—	$—	$—	$—	$—	$—
Other income (expense)	—	—	—	—	—	—
Interest expense, net	7	(212)	(205)	12	(543)	(531)
Total	$7	$(212)	$(205)	$12	$(543)	$(531)

	June 30, 2020	September 30, 2019
Balance Sheet Classification	(unaudited)
Accrued expense and other current liabilities - commodity swaps	$(281)	$—
Other long-term liabilities - commodity swaps	(122)	—
Other long-term liabilities - interest rate swaps	(1,897)	(311)
Net unrealized gain (loss) position	$(2,300)	$(311)

Note 17 - Fair Value Measurements

The following table presents the Company’s liabilities measured at fair value on a recurring basis as of June 30, 2020 and September 30, 2019 under ASC 820 (in thousands):

	June 30, 2020	September 30, 2019
	(unaudited)
	Level 2	Level 2
Liabilities
Commodity swaps	$403	$—
Interest rate swaps	1,897	311

Derivative liabilities included in Level 2 include commodity and interest rate swap contracts. The fair values of our Level 2 derivative liabilities were determined using market observable inputs including forward and spot prices for commodities and interest rate curves.

Note 18 - Purchase Commitments
As of June 30, 2020, the Company had unconditional purchase commitments for diesel fuel in the normal course of business in the aggregate amount of $1.9 million. As of June 30, 2020, our purchase commitments for the remainder of fiscal year 2020 and annually thereafter were as follows (in thousands):

Fiscal Year	Amount
Remainder of 2020	$615
2021	1,219
2022	51
Total	$1,885

Note 19 - COVID-19 Pandemic
The Company is closely monitoring the impact of the pandemic of the novel strain of coronavirus, known as COVID-19 (“COVID-19”) on all aspects of its business, including how it has impacted and may continue to impact the Company’s customers, employees, suppliers, and vendors. While the Company did not incur significant disruptions in its operations during the three months ended June 30, 2020 from COVID-19, due to the uncertainties surrounding the COVID-19 pandemic, it is unable to predict the impact that COVID-19 will have on its financial position, operating results and cash flows in future periods.

Note 20 - Subsequent Events

Conversion of Class B Common Stock to Class A Common Stock

Subsequent to June 30, 2020, a stockholder of the Company converted a total of 445,520 shares of the Company’s Class B common stock, on a one-for-one basis, into shares of the Company’s Class A common stock. Following the conversion, there were 33,875,884 shares of Class A common stock and 17,905,861 shares of Class B common stock outstanding.

Recent Financing Activities

On July 30, 2020 (the “Amendment Date”), the Company and each of its wholly owned subsidiaries (collectively, the “Borrowers”) entered into the Amended Credit Agreement, which amended and restated in its entirety the BBVA Credit Agreement. Immediately prior to the Amendment Date, the aggregate principal amount of Term Loan advances outstanding under the BBVA Credit Agreement was $66.1 million, and the aggregate amount of the lenders’ commitments under the Revolving Credit Facility provided by the BBVA Credit Agreement was $30.0 million. The Amended Credit Agreement, among other things, (i) increased the aggregate amount of the lender commitments under the Revolving Credit Facility by $20.0 million, (ii) increased the Term Loan commitments by $30.0 million, all of which was advanced to the Borrowers on the Amendment Date, and (iii) made certain other amendments and modifications to the BBVA Credit Agreement.

Under the Amended Credit Agreement, the principal amount of Term Loan advances made prior to April 30, 2020 (having an outstanding principal balance of $48,550,000 on the Amendment Date) will be repaid in quarterly installments of $2,050,000, and the principal amount of Term Loan advances made on or after April 30, 2020 (having an outstanding principal balance of $17,550,000 immediately prior to the Amendment Date) will be repaid in quarterly installments of $1,200,000, in each case beginning on September 30, 2020 and at the end of each calendar quarter thereafter. Interest will be due and payable on the last business day of each month. In addition, the Borrowers will pay, among other fees: (i) a quarterly unused revolver commitment fee equal to 0.20% of the daily average amount of unused commitments under the Revolving Credit Facility during the quarter, (ii) a quarterly letter of credit fee equal to the greater of (A) $600 or (B) the product of either 0.70% or 0.75% (depending on the Company’s consolidated leverage ratio) and the aggregate average daily undrawn amounts of all letters of credit outstanding during the quarter and (iii) a letter of credit facility fee equal to 0.20% of the face amount of each such letter of credit issued in favor of the Borrowers. All outstanding advances are due and payable in full on October 1, 2024. The Borrowers generally may (and must, under certain circumstances), subject to various requirements, prepay all or a portion of the outstanding balance of the advances, together with accrued interest thereon, prior to their contractual maturity.

The obligations of the Borrowers under the Amended Credit Agreement and the other loan documents delivered in connection therewith continue to be secured by a first priority security interest in substantially all of the existing and future property of the Borrowers.

The annual interest rates applicable to advances made under the Amended Credit Agreement are calculated, at the Company’s option, by using either a base rate or LIBOR, in each case plus an applicable margin percentage that corresponds to the Company’s consolidated total leverage ratio, which margin percentage will be at least 1.50% for all advances, whether made prior, on or subsequent to the Amendment Date. Upon the occurrence of certain triggering events relating to the end of LIBOR, the Borrowers and BBVA will select a different benchmark rate to replace LIBOR as the reference rate for interest accruing on certain advances.

The Amended Credit Agreement contains customary representations and warranties and certain covenants that limit (subject to certain exceptions) the ability of the Borrowers to, among other things, (i) incur or guarantee additional indebtedness, (ii) incur or suffer to exist liens securing indebtedness, (iii) make investments, (iv) consolidate, merge or transfer all or substantially all of their assets, (v) sell assets, (vi) pay dividends or other distributions on, redeem or repurchase capital stock, and (vii) enter into transactions with affiliates. In addition, the Amended Credit Agreement contains financial covenants that require the Company’s consolidated leverage ratio and fixed charge coverage ratio, in each case as defined in the Amended Credit Agreement, to be less than certain maximum levels.

The Amended Credit Agreement also contains customary events of default. If such an event of default occurs, the lenders would be entitled to take various actions, including the acceleration of amounts due under the Amended Credit Agreement and actions permitted to be taken by a secured creditor.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
This discussion and analysis of our financial condition and results of operations is intended to assist in understanding and assessing the trends and significant changes in our results of operations and financial condition during the period covered by this report. Historical results may not be indicative of future performance. This discussion includes forward-looking statements that reflect our plans, estimates and beliefs. Such statements involve risks and uncertainties. Our actual results may differ materially from those contemplated by these forward-looking statements as a result of various factors, including those set forth under the headings “Risk Factors” and “Cautionary Statement Regarding Forward-Looking Statements.” This discussion should be read in conjunction with our unaudited consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and notes thereto included in the 2019 Form 10-K. In this discussion, we use certain non-GAAP financial measures. Explanations of these non-GAAP financial measures and reconciliations to the most directly comparable GAAP financial measures are included in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Investors should not consider non-GAAP financial measures in isolation or as substitutes for financial information presented in compliance with GAAP.
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
Recent Developments
COVID-19
We are closely monitoring the impact of the COVID-19 pandemic on all aspects of our business, including its impact on our customers, employees, suppliers, and vendors. We did not incur significant disruptions from COVID-19 during the three months ended June 30, 2020, as road construction has been designated a “critical infrastructure” industry and an “essential business” in each state within our footprint, which has allowed us to continue to operate without significant delays related to state and local shelter-in-place orders. In fact, in certain states in which we operate, including Florida and Alabama, some public projects have been accelerated in order to leverage construction efficiencies driven by lower vehicle traffic during the shelter-in-place orders resulting from the COVID-19 pandemic.

However, due to the uncertainties surrounding the COVID-19 pandemic, we are unable to predict the impact that COVID-19 will have on our financial position, operating results and cash flows in future periods. We continue to monitor risks to our business arising from increasing transmission rates of COVID-19, including (i) our need to adopt enhanced safety and cleaning protocols, which have required significant time and attention from our management and workforce, (ii) employee absences, which could adversely affect our productivity and our ability to complete projects in accordance with our contractual obligations, and could require us to temporarily close our facilities or project sites, (iii) potential disruptions in our supply chains for raw materials or equipment, whether as a result of facility closures or otherwise, which could increase our labor and materials costs and impair our ability to manufacture hot-mix asphalt, and (iv) the impact of COVID-19 on our customers, which could cause these customers to cancel or delay current or prospective projects or become delinquent in their payments to us for work that we have performed. Several of these risks have materialized in varying degrees, but none of these risks, individually or in the aggregate, have significantly impacted our operations to date.

In addition, we continue to monitor the impact of COVID-19 on fuel and sales tax revenues, which in turn drive funding levels for public projects in our markets. For instance, a substantial portion of our revenues each quarter are derived from projects completed for various Departments of Transportation, including ALDOT and NCDOT, each of which has accounted for more than 10% of our consolidated revenues for various periods within the past two fiscal years, as further described under the heading “Concentration of Risks” in Note 2 – Significant Accounting Policies to the Consolidated Financial Statements included elsewhere in this report. In North Carolina, the NCDOT implemented several measures in recent months to address preexisting funding pressures that were exacerbated by the effects of the COVID-19 pandemic, including suspending preliminary engineering work on potential future projects, delaying commencement of certain pending projects and reducing the number and size of projects available for bid, which resulted in decreased revenue during the three months ended June 30, 2020. However, recent legislative efforts and increased fuel tax receipts have facilitated the generation of cash reserves in excess of the statutory minimum (a prerequisite for future project lettings) and approvals for future bond issuances that will be used for funding projects in subsequent periods. Management believes that this market remains poised for future growth in light of its favorable population trends and adequate structural long-term funding mechanisms. In Alabama, the decline in gas tax revenue receipts related to reductions in fuel purchased by motorists in recent months has been largely offset by an increase in the fuel tax that became effective in late 2019.

The extent to which our operations may be impacted by the COVID-19 pandemic will depend on future developments, which are highly uncertain and cannot be accurately predicted, including new information that may emerge concerning the severity of the pandemic and actions by government authorities to contain the outbreak or mitigate its impact. Furthermore, the impacts of a potential worsening of economic conditions and the continued disruptions to, and volatility in, the financial markets remain unknown.

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

Changes in Value of Derivative Instruments

From time to time, we enter into interest rate swap agreements in order to manage risks associated with changes in interest rates on our outstanding indebtedness and commodity swap agreements in order to manage risks associated with changes in the price of certain commodities used in our business, such as fuel. We record these derivative instruments at their fair value and record changes in the fair value of these instruments in current earnings. During the three months ended June 30, 2020, we incurred a $0.1 million non-cash charge related to interest rate swaps and a $0.4 million non-cash benefit related to fuel swaps. The value of these instruments was impacted by volatility in the financial and commodities markets during the quarter, primarily associated with the COVID-19 pandemic and related macroeconomic factors. Given the current uncertainty regarding the duration, scope and magnitude of the impact that COVID-19 will have on the broader economy and how such an impact will affect the value of our derivative instruments, we could incur losses in future periods related to the value of these instruments.

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
Interest Expense, Net
Interest expense, net primarily represents interest incurred on our long-term debt, such as the Term Loan and the Revolving Credit Facility, as well as the cost of interest swap agreements and amortization of deferred debt issuance costs. These amounts are partially offset by interest income earned on short-term investments of cash and cash equivalents balances in excess of our current operating needs.
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
The following table presents a reconciliation of Adjusted EBITDA to net income, the most directly comparable measure calculated in accordance with GAAP, and the calculation of Adjusted EBITDA Margin for the periods presented (in thousands, except percentages):

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2020	2019	2020	2019
Net income	$15,747	$17,202	$22,745	$26,568
Interest expense, net	575	615	2,690	1,509
Provision for income taxes	4,772	4,941	6,622	8,080
Depreciation, depletion and amortization of long-lived assets	10,034	8,059	29,065	22,698
Equity-based compensation expense	390	146	1,175	146
Management fees and expenses (1)	355	316	1,026	957
Adjusted EBITDA	$31,873	$31,279	$63,323	$59,958
Revenues	$217,041	$227,290	$561,034	$545,921
Adjusted EBITDA Margin	14.7%	13.8%	11.3%	11.0%

(1)Reflects fees and reimbursement of certain travel expenses under a management services agreement with SunTx (see Note 12 - Related Parties to the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q).
Results of Operations
Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019
The following table sets forth selected financial data for the three months ended June 30, 2020 and 2019 (in thousands, except percentages):

					Change From the Three Months Ended
	For the Three Months Ended June 30,				June 30, 2019
					to the Three Months Ended
	2020		2019		June 30, 2020
	Dollars	% of Revenues	Dollars	% of Revenues	$ Change	% Change
Revenues	$217,041	100.0%	$227,290	100.0%	$(10,249)	(4.5)%
Cost of revenues	180,549	83.2%	189,198	83.2%	(8,649)	(4.6)%
Gross profit	36,492	16.8%	38,092	16.8%	(1,600)	(4.2)%
General and administrative expenses	(16,852)	(7.8)%	(15,968)	(7.0)%	(884)	5.5%
Gain on sale of equipment, net	390	0.2%	58	—%	332	572.4%
Operating income	20,030	9.2%	22,182	9.8%	(2,152)	(9.7)%
Interest expense, net	(575)	(0.3)%	(615)	(0.3)%	40	(6.5)%
Other income (expense)	645	0.4%	190	0.1%	455	239.5%
Income before provision for income taxes and earnings from investment in joint venture	20,100	9.3%	21,757	9.6%	(1,657)	(7.6)%
Provision for income taxes	4,772	2.2%	4,941	2.2%	(169)	(3.4)%
Earnings from investment in joint venture	419	0.2%	386	0.2%	33	8.5%
Net income	$15,747	7.3%	$17,202	7.6%	$(1,455)	(8.5)%
Adjusted EBITDA	$31,873	14.7%	$31,279	13.8%	$594	1.9%

Revenues. Revenues for the three months ended June 30, 2020 decreased $10.3 million, or 4.5%, to $217.0 million from $227.3 million for the three months ended June 30, 2019. Revenues in markets we served on June 30, 2019 decreased by $20.0 million, primarily due to a reduction in the number of projects available for bid in certain of our markets, including North Carolina, and our resulting efforts to manage our backlog and effectively utilize our workforce in light of the uncertainties caused by the COVID-19 pandemic. The decrease was offset by a $9.7 million increase in total revenue attributable to acquisitions that we completed subsequent to June 30, 2019.
Gross Profit. Gross profit for the three months ended June 30, 2020 decreased $1.6 million, or 4.2%, to $36.5 million from $38.1 million for the three months ended June 30, 2019. The decrease in gross profit was primarily the result of the 4.5% decrease in revenues for the three months ended June 30, 2020 compared to the three months ended June 30, 2019.
General and Administrative Expenses. General and administrative expenses for the three months ended June 30, 2020 increased $0.9 million, or 5.5%, to $16.9 million from $16.0 million for the three months ended June 30, 2019. The increase in general and administrative expenses for the three months ended June 30, 2020 compared to the three months ended June 30, 2019 was primarily the result of (i) a $0.4 million increase in management personnel payroll and benefits, (ii) a $0.7 million increase attributable to acquisitions completed subsequent to June 30, 2019 and (iii) a $0.4 million increase in stock-based compensation expense. These increases were partially offset by decreases in other general and administrative expenses of $0.6 million.
Interest Expense, Net. Interest expense, net was $0.6 million for the three months ended June 30, 2020 and 2019. The impact of a higher average outstanding balance of indebtedness during the three months ended June 30, 2020 was offset by a decrease in interest rates paid on such indebtedness during the period.

Other Income (Expense). Other income (expense) for the three months ended June 30, 2020 increased $0.4 million, to $0.6 million compared to $0.2 million for the three months ended June 30, 2019. The increase was primarily attributable to net unrealized gains of $0.4 million on commodity derivative instruments for the three months ended June 30, 2020, as the Company entered into these contracts in February 2020. The value of these derivative instruments was impacted by financial market volatility during the quarter ended June 30, 2020 due to COVID-19 and other macroeconomic factors.

Provision for Income Taxes. Our effective tax rate increased to 23.3% for the three months ended June 30, 2020, from 22.3% for the three months ended June 30, 2019.

Earnings from Investment in Joint Venture. Earnings from investment in joint venture was $0.4 million for the three months ended June 30, 2020 and 2019, which represents pre-tax income from our 50% interest in the earnings of a joint venture that we entered into with a third party in November 2017 for the sole purpose of performing a construction project for ALDOT.

Net Income. Net income decreased $1.5 million, or 8.5%, to $15.7 million for the three months ended June 30, 2020, compared to $17.2 million for the three months ended June 30, 2019. The decrease in net income was primarily a result of lower gross profit and higher general and administrative expenses, all as described above.

Adjusted EBITDA and Adjusted EBITDA Margin. Adjusted EBITDA and Adjusted EBITDA Margin were $31.9 million and 14.7%, respectively, for the three months ended June 30, 2020, compared to $31.3 million and 13.8%, respectively, for the three months ended June 30, 2019. The increase in Adjusted EBITDA was the result of a higher depreciation, depletion and amortization of long-lived assets, partially offset by lower gross profit and an increase in general and administrative expenses. The higher Adjusted EBITDA Margin was a primarily a result of an increase in Adjusted EBITDA and a decrease in revenues, all described above. See the description of Adjusted EBITDA and Adjusted EBITDA Margin, as well as a reconciliation of Adjusted EBITDA to net income, under the heading “How We Assess Performance of Our Business”.
Nine Months Ended June 30, 2020 Compared to Nine Months Ended June 30, 2019
The following table sets forth selected financial data for the nine months ended June 30, 2020 and 2019 (in thousands, except percentages):

					Change From the Nine Months Ended
	For the Nine Months Ended June 30,				June 30, 2019
					to the Nine Months Ended
	2020		2019		June 30, 2020
	Dollars	% of Revenues	Dollars	% of Revenues	$ Change	% Change
Revenues	$561,034	100.0%	$545,921	100.0%	$15,113	2.8%
Cost of revenues	479,814	85.5%	466,900	85.5%	12,914	2.8%
Gross profit	81,220	14.5%	79,021	14.5%	2,199	2.8%
General and administrative expenses	(50,786)	(9.1)%	(45,170)	(8.3)%	(5,616)	12.4%
Gain on sale of equipment, net	1,134	0.2%	1,085	0.2%	49	4.5%
Operating income	31,568	5.6%	34,936	6.4%	(3,368)	(9.6)%
Interest expense, net	(2,690)	(0.5)%	(1,509)	(0.3)%	(1,181)	78.3%
Other income (expense)	(43)	—%	296	0.1%	(339)	(114.5)%
Income before provision for income taxes and earnings from investment in joint venture	28,835	5.1%	33,723	6.2%	(4,888)	(14.5)%
Provision for income taxes	6,622	1.2%	8,080	1.5%	(1,458)	(18.0)%
Earnings from investment in joint venture	532	0.2%	925	0.2%	(393)	(42.5)%
Net income	$22,745	4.1%	$26,568	4.9%	$(3,823)	(14.4)%
Adjusted EBITDA	$63,323	11.3%	$59,958	11.0%	$3,365	5.6%

Revenues. Revenues for the nine months ended June 30, 2020 increased $15.1 million, or 2.8%, to $561.0 million from $545.9 million for the nine months ended June 30, 2019. The increase included $33.8 million of revenues attributable to acquisitions completed subsequent to June 30, 2019, offset by a $18.7 million decrease in revenues in markets we served on June 30, 2019.
Gross Profit. Gross profit for the nine months ended June 30, 2020 increased $2.2 million, or 2.8%, to $81.2 million from $79.0 million for the nine months ended June 30, 2019. The increase in gross profit was primarily the result of the increase in revenue for the nine months ended June 30, 2020 compared to nine months ended June 30, 2019.
General and Administrative Expenses. General and administrative expenses for the nine months ended June 30, 2020 increased $5.6 million, or 12.4%, to $50.8 million from $45.2 million for the nine months ended June 30, 2019. The increase in general and administrative expenses for the nine months ended June 30, 2020 compared to the nine months ended June 30, 2019 was primarily the result of (i) a $2.5 million increase in management personnel payroll and benefits, (ii) a $2.2 million increase attributable to acquisitions completed subsequent to June 30, 2019 and (iii) a $1.2 million increase in stock-based compensation expense.
Interest Expense, Net. Interest expense, net for the nine months ended June 30, 2020 increased $1.2 million, or 78.3%, to $2.7 million compared to $1.5 million for the nine months ended June 30, 2019. The increase was primarily due to the unrealized loss on interest rate swap derivative instruments of $1.6 million for the nine months ended June 30, 2020 compared to $0.5 million for the nine months ended June 30, 2019.
Other Income (Expense). Other income (expense) for the nine months ended June 30, 2020 decreased $0.4 million, to ($0.1) million compared to $0.3 million for the nine months ended June 30, 2019. The decrease was primarily attributable to net unrealized losses of $0.4 million on commodity derivative instruments for the nine months ended June 30, 2020, as the Company entered into these contracts in February 2020. The value of these derivative instruments was impacted by financial market volatility during the nine months ended June 30, 2020 due to COVID-19 and other macroeconomic factors.
Provision for Income Taxes. Our effective tax rate decreased to 22.5% for the nine months ended June 30, 2020, from 23.3% for the nine months ended June 30, 2019. Our lower effective tax rate was the result of filing an amended consolidated state return, as a result of which the Company recorded an amended return benefit of $0.4 million related to the utilization of net operating loss carryforwards and related release of valuation allowance.

Earnings from Investment in Joint Venture. During the nine months ended June 30, 2020 and 2019, we earned $0.5 million and $0.9 million, respectively, of pre-tax income from our 50% interest in the earnings of a joint venture that we entered into with a third party in November 2017 for the sole purpose of performing a construction project for ALDOT.
Net Income. Net income decreased $3.8 million, or 14.4%, to $22.7 million for the nine months ended June 30, 2020, compared to $26.6 million for the nine months ended June 30, 2019. The decrease in net income was primarily a result of lower gross profit, higher general and administrative expenses and additional unrealized losses on commodity and interest rate swap derivative instruments, all as described above.
Adjusted EBITDA and Adjusted EBITDA Margin. Adjusted EBITDA and Adjusted EBITDA Margin were $63.3 million and 11.3%, respectively, for the nine months ended June 30, 2020, compared to $60.0 million and 11.0%, respectively, for the nine months ended June 30, 2019. The increase in Adjusted EBITDA was the result of a higher depreciation, depletion and amortization of long-lived assets, partially offset by an increase in general and administrative expenses and unrealized losses on commodity and interest rate swap derivative instruments. The higher Adjusted EBITDA Margin was primarily a result of increased depreciation, depletion and amortization of long-lived assets during the nine months ended June 30, 2020. See the description of Adjusted EBITDA and Adjusted EBITDA Margin, as well as a reconciliation of Adjusted EBITDA to net income, under the heading “How We Assess Performance of Our Business”.
Inflation and Price Changes
Inflation had an immaterial impact on our results of operations for three and nine months ended June 30, 2020 and 2019 due to relatively low inflation in the United States in recent years and our ability to recover increasing costs by obtaining higher prices for our products, including sale price escalator clauses in most of our public sector infrastructure contracts. Inflation risk varies with the level of activity in our industry, the number, size and strength of competitors and the availability of products to supply a local market.

Liquidity and Capital Resources
Cash Flows Analysis
The following table sets forth our cash flows for the periods indicated (in thousands):

	For the Nine Months Ended June 30,
	2020	2019
Net cash provided by operating activities, net of acquisition	$51,414	$17,963
Net cash used in investing activities	(69,183)	(46,348)
Net cash provided by (used in) financing activities	15,845	(11,104)
Net change in cash and cash equivalents	$(1,924)	$(39,489)

Operating Activities
Cash provided by operating activities was $51.4 million for the nine months ended June 30, 2020, an increase of $33.5 million compared to $18.0 million for the nine months ended June 30, 2019. The increase was primarily due to a $9.3 million increase in adjustments to reconcile net income to cash flows provided by operating activities and a $28.0 million increase in changes in operating assets and liabilities, partially offset by a $3.8 million decrease in net income for the nine months ended June 30, 2020 compared to the nine months ended June 30, 2019. The $9.3 million increase in adjustments to reconcile net income to cash flows provided by operating activities was primarily due to a $6.4 million increase in depreciation, depletion and amortization of long-lived assets and a $1.5 million increase in non-cash losses on derivative instruments and $1.0 million increase of non-cash equity-based compensation expense. The $28.0 million increase in changes in operating assets and liabilities included (i) a $21.2 million decrease in the change in contracts receivable as a result of increased contract billings due to acquisitions and growth in existing markets in the previous year, (ii) a $10.1 million decrease in the change in inventories primarily due to the liquid asphalt terminal acquired during the nine months ended June 30, 2019 and (iii) a $9.8 million increase in billings in excess of costs and estimated earnings on uncompleted contracts due to the increase in construction activity as noted above. These changes were offset by a $14.6 million decrease in accounts payable due to the decrease in inventory purchases and normal fluctuations resulting from the timing of processing transactions in our accounts payable.
Investing Activities
Cash used in investing activities was $69.2 million for the nine months ended June 30, 2020 compared to $46.3 million for the nine months ended June 30, 2019. The increase reflects $17.7 million used in connection with a business acquisition in October 2019 and $12.4 million used in connection with a business acquisition in March 2020. Business acquisitions totaled $8.9 million for the nine months ended June 30, 2019. There was a $9.8 million increase in purchases of property, plant and equipment, which includes $11.5 million for the buyout of equipment leases during the nine months ended June 30, 2020. These increases were offset by a $10.8 million acquisition of the liquid asphalt terminal assets during the nine months ended June 30, 2019.
Financing Activities
Cash provided by financing activities was $15.8 million for the nine months ended June 30, 2020 compared to $11.1 million of cash used in financing activities during nine months ended June 30, 2019, reflecting a $9.8 million Term Loan advance, net of issuance cost, related to our buyout of certain lease obligations in October 2019, a $15.0 million advance under our Revolving Credit Facility primarily used to fund the March 2020 acquisition and for liquidity purposes and a $18.0 million Term Loan advance, net of issuance cost, to pay down the March 2020 $15.0 million advance under the Revolving Credit Facility. Loan repayments increased $15.8 million on the Term Loan, Revolving Credit Facility and other debt during nine months ended June 30, 2020 compared to the nine months ended June 30, 2019, due to the repayment of principal under the Revolving Credit Facility as noted above.
BBVA Credit Agreement
During the three and nine months ended June 30, 2020, we and each of our subsidiaries were parties to the BBVA Credit Agreement, which provided for the Term Loan and the Revolving Credit Facility. At June 30, 2020 and September 30, 2019, we had $66.1 million and $44.7 million, respectively, of principal outstanding under the Term Loan, $0.0 million and $5.0 million, respectively, of principal outstanding under the Revolving Credit Facility, and availability of $19.3 million and $14.4 million, respectively, under the Revolving Credit Facility, after reduction for outstanding letters of credit. At June 30, 2020, the interest rate on outstanding borrowings under the Term Loan and Revolving Credit Facility ranged from 1.38% to 2.20%.
The BBVA Credit Agreement required the Company to satisfy certain financial covenants, including a minimum fixed charge coverage ratio of 1.20-to-1.00 and a maximum consolidated leverage ratio of 2.75-to-1.00, subject to certain adjustments. At June 30, 2020 and

September 30, 2019, our fixed charge coverage ratio was 3.18-to-1.00 and 4.04-to-1.00, respectively, and our consolidated leverage ratio was 0.83-to-1.00 and 0.66-to-1.00, respectively.
From time to time, we have entered into interest rate swap agreements to hedge against the risk of changes in interest rates. These interest rate swap agreements do not meet the criteria for hedge accounting treatment in accordance with GAAP. At June 30, 2020 and September 30, 2019, the aggregate notional value of these interest rate swap agreements was $48.6 million and $21.5 million, respectively, and the fair value was $(1.9) million and $(0.3) million, respectively, which is included within other long-term liabilities on our Consolidated Balance Sheets.
Subsequent to June 30, 2020 we entered into the Amended Credit Agreement, which amended and restated the BBVA Credit Agreement in its entirety. For more information about the Amended Credit Agreement, see the discussion under the heading “Recent Financing Developments” in Note 20 - Subsequent Events to the Consolidated Financial Statements included elsewhere in this report.
Capital Expenditures and Working Capital
During the nine months ended June 30, 2020 and 2019, our capital expenditures were $41.5 million and $31.7 million, respectively. Our capital expenditures are typically made during the same fiscal year in which they are approved. At June 30, 2020, our commitments for capital expenditures were not material to our financial condition or results of operations on a consolidated basis.   For fiscal 2020, we expect total capital expenditures to be $40.0 million to $42.0 million, not including $11.5 million for the buyout of equipment leases during the first quarter of the fiscal year. Our capital expenditure budget is an estimate and is subject to change. As described further below, we believe that cash flows from operations, together with existing cash on hand and amounts available under our credit facilities, will be sufficient to fund our working capital needs and planned capital expenditures for at least the next 12 months.
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
We believe that our operating cash flow and available borrowings under our credit facilities will be sufficient to fund our operations for at least the next 12 months. However, future cash flows are subject to a number of variables, including the potential impacts of COVID-19, and significant additional capital expenditures will be required to conduct our operations. There can be no assurance that operations and other capital resources will provide cash in sufficient amounts to maintain planned or future levels of capital expenditures. In the event that we make one or more acquisitions and the amount of capital required is greater than the amount of cash on hand we have available for acquisitions at that time, we could be required to reduce the expected level of capital expenditures and/or seek additional capital. If we seek additional capital, we may do so through borrowings under our credit facilities, joint ventures, asset sales, offerings of debt or equity securities or other means. However, the unprecedented public health and governmental efforts to contain the spread of COVID-19 have created significant uncertainty as to general economic conditions for the remainder of 2020 and beyond, and our ability to engage in any such transactions may be constrained by economic conditions and other factors outside of our control. We cannot guarantee that this additional capital will be available on acceptable terms or at all. If we are unable to obtain the funds we need, we may not be able to complete acquisitions that may be favorable to us or finance the capital expenditures necessary to conduct our operations.
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
We have entered into fuel swap contracts to mitigate the financial impact of fluctuations in fuel prices. As of June 30, 2020, we had fuel swap contracts to pay fixed prices for fuel with an aggregate notional amount of 3.3 million gallons, maturing incrementally through 2021. The fair value of these derivative contracts was $(0.4) million at June 30, 2020. These fuel swap contracts provide a fixed price for less than 50% of our estimated fuel usage for the remainder of fiscal years 2020 through 2022.

Interest Rate Risk
We are exposed to interest rate risk on certain of our short-term and long-term debt obligations used to finance our operations and acquisitions. We have LIBOR-based floating rate borrowings under our credit facilities, which expose us to variability in interest payments due to changes in the reference interest rates. From time to time, we use derivative instruments to hedge against the impact of interest rate changes on future earnings and cash flows. In order to hedge against changes in interest rates and to manage fluctuations in cash flows resulting from interest rate risk, we entered into amortizing interest rate swap agreements (i) on June 30, 2017, with respect to $25.0 million of outstanding debt under the Term Loan, for which we pay a fixed rate of 2.015%, (ii) on May 15, 2018,with respect to $11.0 million of the $22.0 million of additional debt that we borrowed under the Term Loan on that date, for which we pay a fixed percentage rate of 3.01%, (iii) on October 1, 2019, with respect to $5.9 million of the $10.0 million of additional debt that we borrowed under the Term Loan on that date, for which we pay a fixed interest rate of 1.58% and (iv) on February 27, 2020, with respect to $26.3 million of additional debt that we borrowed under the Term Loan on that date, for which we pay a fixed percentage rate of 1.24% and, in each case, under which receive a credit based on the applicable LIBOR rate.
At June 30, 2020, we had a total of $17.6 million of non-hedged variable rate borrowings outstanding.
Off-Balance Sheet Arrangements
As of June 30, 2020, we had no material off-balance sheet arrangements, except for purchase commitments for diesel fuel entered into in the normal course of business.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
We are a smaller reporting company, as defined by Rule 12b-2 of the Exchange Act, and therefore are not required to provide the information called for by this Item.

Item 4. Controls and Procedures.
Evaluation of Disclosure Control and Procedures
Our management carried out, as of June 30, 2020, with the participation of our Chief Executive Officer and our Chief Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2020, our disclosure controls and procedures were effective to provide reasonable assurance that material information required to be disclosed by us in reports we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our business could be adversely impacted by the effects of a widespread outbreak of a contagious disease, including the COVID-19 pandemic or a similar adverse public health development, as well as actions taken by federal, state and local governments, agencies, law enforcement and health authorities to contain the outbreak. Such an event in our markets could, among other things, result in employee absences or require us to temporarily close our facilities or project sites, which, in turn, could significantly and adversely affect our productivity and our ability to complete projects in accordance with our contractual obligations. In addition, a disruption in the supply chain for raw materials or equipment, whether as a result of facility closures or otherwise, could increase our labor and materials costs and impair our ability to manufacture hot-mix asphalt. Moreover, our customers – both public and private – who are adversely impacted could cancel or delay current or prospective projects and could become delinquent in their payments to us for work that we have performed. Although several of these risks have materialized in varying degrees as a result of the COVID-19 pandemic, none of these risks, individually or in the aggregate, have significantly impacted our operations to date.

Our business could also be negatively impacted over the medium-to-longer term if the disruptions related to the COVID-19 pandemic decrease consumer confidence generally or significantly prolong the current economic downturn, which could lead to a decline in public and private development projects and thereby reduce demand for our services. Relatedly, an economic slowdown caused by the outbreak of an infectious disease or other similar adverse public health development could cause, and in some cases have caused, the tax revenues received by federal, state and local government agencies to decline and thereby decrease the funding available for public projects. Such developments could impair our ability to undertake construction projects in a typical manner or at all, generate revenues and cash flows, and/or access the capital or lending markets (or significantly increase the costs of doing so); increase the costs or decrease the supply of raw materials or equipment or the availability of subcontractors and other talent, including as a result of infections or quarantining; and/or result in the diversion of public funds that otherwise would be available for infrastructure projects to support public health efforts. The inherent uncertainty surrounding COVID-19, due in part to rapidly changing governmental directives, public health challenges and progress, and market reactions thereto, also makes it more challenging for our management to estimate the future performance of our business for the remainder of the 2020 fiscal year and beyond.

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

The interest rate that we pay on borrowings under the Amended Credit Agreement is calculated based on a rate spread over LIBOR. In 2017, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, announced that it would phase out LIBOR by the end of 2021. It is unclear whether new methods of calculating LIBOR will be established such that it continues to exist after 2021, or whether alternative rates or benchmarks will be adopted. Changes in the method of calculating LIBOR, or the replacement of LIBOR with an alternative rate or benchmark, may adversely affect interest rates, including the rates we pay on borrowings under the Amended Credit Agreement, and result in higher borrowing costs. This could materially and adversely affect our results of operations, cash flows and liquidity. The Amended Credit Agreement provides that, upon the occurrence of certain triggering events relating to the end of LIBOR, we and BBVA will select a different benchmark rate to replace LIBOR as the reference rate for interest accruing on certain advances. Changes in, or the inability to agree on, an alternative rate or benchmark may negatively impact the terms of such indebtedness.

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

3.2A	Amendment to Amended and Restated Bylaws of Construction Partners, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 001-38479) filed on June 4, 2020)
4.1	Form of Class A Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-224174) filed on April 23, 2018)
4.2
Registration Rights Agreement, dated June 8, 2007, by and among Construction Partners, Inc. (f/k/a SunTx CPI Growth Company, Inc.) and certain security holders party thereto (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-1 (File No. 333-224174) filed on April 6, 2018)

10.1
Amended and Restated Credit Agreement, dated as of July 30, 2020, by and among Construction Partners, Inc. and each of its wholly owned subsidiaries, as borrowers, BBVA USA, as agent, sole lead arranger and sole bookrunner, and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-38479) filed on August 3, 2020)

10.2
Loan Modification Agreement and Amendment to Loan Documents, dated April 30, 2020, by and among Construction Partners, Inc. (f/k/a SunTx CPI Growth Company, Inc.), Wiregrass Construction Company, Inc., FSC II, LLC, C.W. Roberts Contracting, Incorporated, Everett Dykes Grassing Co., Inc. and The Scruggs Company, as Borrowers, BBVA USA (f/k/a Compass Bank), as Agent for the Lenders and as a Lender and Issuing Bank, and Bank of America, N.A., as a Lender (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-38479) filed on April 30, 2020)

10.3
Form of Employment Agreement, dated April 1, 2020, by and between Construction Partners, Inc. and certain executive officers (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-38479) filed on April 3, 2020)

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 7th day of August, 2020.

CONSTRUCTION PARTNERS, INC.

By:	/s/ Charles E. Owens
Charles E. Owens
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name and Signature	Title	Date

/s/ Charles E. Owens	President, Chief Executive Officer and Director	August 7, 2020
Charles E. Owens	(Principal Executive Officer)

/s/ R. Alan Palmer	Executive Vice President and Chief Financial Officer	August 7, 2020
R. Alan Palmer	(Principal Financial Officer)