Form 10-K
period 2020-09-30
Construction Partners, Inc.
filed 2020-12-11
CIK 1718227

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended September 30, 2020
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to .
Commission file number:  001-38479
CONSTRUCTION PARTNERS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	26-0758017 (I.R.S. Employer Identification Number)
290 Healthwest Drive, Suite 2 Dothan, Alabama 36303 (Address of Principal Executive Offices) (ZIP Code)
(334) 673-9763 (Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Class A common stock, par value $0.001	ROAD	The Nasdaq Stock Market LLC
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold on March 31, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, was $315,307,621.

As of December 9, 2020, the registrant had 33,875,884 shares of Class A common stock, par value $0.001, and 17,905,861 shares of Class B common stock, par value $0.001, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the registrant’s fiscal year ended September 30, 2020 in connection with the registrant’s 2021 annual meeting of stockholders are incorporated by reference into Part III of this report.

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
•a pandemic, such as the pandemic related to the novel strain of coronavirus known as COVID-19 (“COVID-19”), and the measures that federal, state and local governments take to address it, which may exacerbate one or more of the risks mentioned herein and significantly disrupt or prevent us from operating our business for an extended period;
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

PART I
Item 1. Business
Overview
We are a civil infrastructure company that specializes in the construction and maintenance of roadways across Alabama, Florida, Georgia, North Carolina and South Carolina. Through our wholly owned subsidiaries, we provide a variety of products and services to both public and private infrastructure projects, with an emphasis on highways, roads, bridges, airports, and commercial and residential developments. Consistent with our vertical integration strategy, our primary operations consist of (i) manufacturing and distributing hot mix asphalt (“HMA”) for both internal use and sales to third parties in connection with construction projects, (ii) paving activities, including the construction of roadway base layers and application of asphalt pavement, (iii) site development, including the installation of utility and drainage systems, (iv) mining aggregates, such as sand and gravel, that are used as raw materials in the production of HMA, and (v) distributing liquid asphalt cement for both internal use and sales to third parties in connection with HMA production.
Construction Partners, Inc. was formed as a Delaware corporation in 2007 as a holding company for its wholly owned subsidiary, Construction Partners Holdings, Inc., to facilitate an acquisition growth strategy in the HMA paving and construction industry. On December 31, 2019, Construction Partners Holdings, Inc. merged with and into Construction Partners, Inc., with Construction Partners, Inc. surviving the merger.
As used in this report, the terms “Company,” “we,” “our” and “us” refer to Construction Partners, Inc. and its subsidiaries, except when the context requires that those terms mean only the parent company or a particular subsidiary.
2020 Fiscal Year Developments
•Florida Acquisitions. We completed two acquisitions in Florida during the fiscal year, resulting in the addition of three HMA plants in Pensacola, DeFuniak Springs and Palm City, Florida. Both acquired businesses were located near or adjacent to markets in which we had preexisting operations and have benefited from those geographic synergies. These acquisitions have allowed us to serve new markets in central Florida and the western Florida panhandle.
•Amendment to Credit Agreement. On July 30, 2020, we entered into an Amended and Restated Credit Agreement with BBVA USA (“BBVA”) and certain other lenders party thereto, which amended and restated our preexisting credit agreement (as amended and restated, the “Credit Agreement”). The Credit Agreement provides for a term loan (the “Term Loan”) and a revolving credit facility (the “Revolving Credit Facility”). The July 2020 amendment and restatement, among other things, increased the aggregate amount of the lender commitments under the Revolving Credit Facility and the Term Loan and made certain other amendments and modifications to the terms of the Credit Agreement, including with respect to interest rate and our schedule for repayment of indebtedness thereunder. For more information about the Credit Agreement, see Note 11 - Debt to our consolidated financial statements included elsewhere in this report.
•COVID-19. We are closely monitoring the impact of the COVID-19 pandemic on all aspects of our business, including its impact on our customers, employees, suppliers, and vendors. We did not incur significant disruptions from COVID-19 during the fiscal year ended September 30, 2020, as road construction has been designated a “critical infrastructure” industry and an “essential business” in each state within our footprint, which has allowed us to continue to operate without significant delays related to state and local shelter-in-place orders. However, due to the uncertainties surrounding the COVID-19 pandemic, we are unable to predict the impact that COVID-19 will have on our financial position, operating results and cash flows in future periods. We continue to monitor risks to our business and to funding levels for transportation infrastructure arising from increasing transmission rates of COVID-19 and measures adopted by governmental and healthcare authorities to mitigate the impact of the pandemic, as further described in Item 1A. Risk Factors, included elsewhere in this report.
Our Industry
We operate in the large and growing highway and road construction industry and specifically within the asphalt paving materials and services segment. Asphalt paving mix is the most common roadway material used today due to its cost effectiveness, durability and reusability, and minimized traffic disruption during paving, as compared to concrete. Recent growth in our industry has been driven by federal, state and local Department of Transportation (“DOT”) budgets, which annually earmark amounts for transportation and infrastructure spending. The federal Fixing America’s Surface Transportation Act (the “FAST Act”), which was signed into law in 2015, provided funding for surface transportation infrastructure through September 30, 2020, and a continuing resolution approved in October 2020 extended the FAST Act surface transportation programs by one year and added $13.6 billion to the federal Highway Trust Fund. In addition, certain states within our markets have in recent years approved legislation that supports funding for construction of local road, bridge and transit projects. The non-discretionary nature of highway and road construction services and materials supports stable and consistent industry funding.

Projects and Customers
We provide construction products and services to both public and private infrastructure projects, with an emphasis on highways, roads, bridges, airports, and commercial and residential sites in the southeastern United States. We provide a wide range of large sitework construction, including site development, paving, and utility and drainage systems construction, and supply the HMA required for the projects. Our projects consist of both new construction and maintenance services. Publicly and privately funded projects accounted for approximately 65.3% and 34.7%, respectively, of our fiscal 2020 construction contract revenues. Our public customers include federal agencies, state DOTs and local municipalities. Our private clients include commercial and residential developers and businesses.
Our largest customers are state DOTs. For the fiscal year ended September 30, 2020, the Alabama DOT and the North Carolina DOT accounted for 11.6% and 7.8% of our revenues, respectively. Other than the Alabama DOT, no other customer accounted for more than 10% of our revenues for such periods, and projects performed for all DOTs accounted for 32.5% of our revenues. Our 25 largest projects accounted for 22.0% of our revenues for the fiscal year ended September 30, 2020.
Types of Contracts
Our public customer contracts are primarily fixed unit price contracts. Pricing on a fixed unit price contract is typically based on approved quantities. Our private customer contracts are primarily fixed total price contracts, also known as lump sum contracts, which require that the total amount of work be performed for a single price. We also occasionally enter into design-build contracts, which generally are performed under fixed total price contracts. For the majority of our contracts, we receive our final payment upon completion and final acceptance of the services that we were contracted to perform and delivery of the necessary contract closing documents, and our obligations to the owner are complete at that point. For some contracts, we are required to furnish a warranty on our construction. These warranties, when required, are usually one year in length, but can extend up to three years according to the owners’ specifications. Historically, warranty claims have not been material to our business.
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

After a contract has been awarded and during the construction phase, we monitor our progress by comparing actual costs incurred and quantities completed to date with budgeted amounts and the project schedule. We review our estimate of total forecasted revenue, cost and expected profit for each contract monthly.
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
Contract Backlog
At September 30, 2020, our contract backlog was $608.1 million, compared to $531.6 million at September 30, 2019. Contract backlog is a financial measure that generally reflects the dollar value of work that the Company expects to perform in the future. Although contract backlog is not a term recognized under generally accepted accounting principles in the United States (“GAAP”), it is a common measure used in our industry. We generally include a construction project in our contract backlog at the time it is awarded and to the extent we believe funding is probable. Our backlog generally consists of uncompleted work on contracts in progress and contracts for which we have executed a contract but have not commenced the work. For uncompleted work on contracts in progress, we include (i) executed change orders, (ii) pending change orders for which we expect to receive confirmation in the ordinary course of business and (iii) claims that we have made against our customers for which we have determined we have a legal basis under existing contractual arrangements and as to which we consider collection to be probable. Backlog of uncompleted work on contracts under which work was either in progress or had not yet begun was $469.7 million and $481.1 million at September 30, 2020 and 2019, respectively.
Our backlog also includes low bid/no contract jobs, which consist of (i) public bid jobs for which we were the low bidder and no contract has been executed and (ii) private work jobs for which we have been notified that we are the low bidder or have been given a notice to proceed, but no contract has been executed. Low bid/no contract backlog was $138.4 million and $50.5 million at September 30, 2020 and 2019, respectively. At September 30, 2020, we expected approximately 90% of our contract backlog to be completed during the next 12 months.
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
Competition
We compete against multiple competitors in many of the markets in which we operate. Competition is constrained in our industry because participants are limited by the distance that materials can be efficiently transported, resulting in a fragmented market with thousands of participants nationwide, many of which are local or regional operators. Our competitors typically range from small, family-owned companies focused on a single material, product or market to multinational corporations that offer a wide array of construction materials, products and paving and related services. Factors influencing our competitiveness include price, estimating abilities, knowledge of local markets and conditions, project management, financial strength, reputation for quality, aggregate materials availability, and machinery and equipment. We believe that we are well-positioned to compete effectively in the markets in which we operate.
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
Industrial operations, including equipment maintenance and storage, asphalt manufacturing and processing, underground storage tank usage, and other storage and use of hazardous materials and petroleum products, are conducted at our facilities, and in some cases, have been conducted at our facilities for more than 50 years. While we have conducted our operations in substantial compliance with applicable environmental laws, we have, from time to time, identified contamination associated with these activities at certain of our facilities. We have incurred costs in connection with the investigation and remediation of hazardous substances and petroleum products identified at several facilities, and investigation and remediation activities are ongoing at others. We may also become subject to similar liabilities in connection with prior and future acquisitions. We do not believe that liabilities associated with known or potential contamination at any of our facilities will have a material adverse effect on our operations or financial condition.
Employees and Human Capital Resources
As of September 30, 2020, we employed 646 salaried employees and 1,643 hourly employees. The total number of hourly personnel at a given time is subject to the volume of projects in progress and fluctuates on a seasonal basis. During fiscal year 2020, the number of hourly employees ranged from 1,605 to 1,678 employees and averaged 1,645 employees. We are not subject to any collective bargaining agreements with respect to any of our employees. We believe that we have strong relationships with our employees.
Our business depends on a readily available supply of management, supervisory and field personnel. Attracting, training and retaining key personnel has been and will remain critical to our success. Through the use of our management information systems, on-the-job training, and educational seminars, employees are trained to understand the importance of project execution. We place additional focus on training related to estimating, project management and project cost control. Our crews typically specialize in a specific phase of construction, such as grading or paving, with each crew member assigned to a specific task in order to maximize daily production. A core tenet of our organizational philosophy is to promote from within and offer advancement opportunities at all levels of employment, which helps us retain talented employees. Moreover, we proactively recruit additional talent in both conventional and creative manners to fill open positions when promoting internally is not an option. Like others in our industry, we experience some recurring employee turnover; however, we historically have been able to attract sufficient numbers of personnel to support the growth of our operations. Nonetheless, we continue to face competition for experienced workers in all of our markets.
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
Website Information
The Company maintains a website at www.constructionpartners.net. Certain corporate governance information, filings with the Securities and Exchange Commission (the “SEC”) and other information of potential interest to our stockholders are available free of charge through the “Investors” page of the Company’s website. These include, for example, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These documents are made available as soon as reasonably practicable after they are filed with, or furnished to, the SEC. Information on, or accessible through, the Company’s website is not part of or incorporated into this Annual Report on Form 10-K. We have included the website address only as an inactive textual reference and do not intend for it to be an active link to the website. We will provide electronic or paper copies of our periodic and current reports to stockholders free of charge upon written request to: Construction Partners, Inc., Attention: Corporate Secretary, 290 Healthwest Drive, Suite 2, Dothan, Alabama 36303. In addition, the SEC maintains a website at www.sec.gov that contains reports, proxy and information statements and other information regarding us and other issuers that file electronically with the SEC.

Item 1A. Risk Factors.
An investment in our Class A common stock involves risks. You should carefully read and consider the following risks, as well as all of the other information contained in this report, before making an investment decision. Our business, financial condition and results of operations could be materially and adversely affected by any of these risks. As a result, the trading price of our Class A common stock could decline, and you could lose all or part of your investment. The risks described below are not the only ones that we face. Additional risks not presently known to us or that we currently consider immaterial also may adversely affect us.
Risks Related to our Business
A significant slowdown or decline in economic conditions, particularly in the southeastern United States, could adversely impact our results of operations.
We currently operate in Alabama, Florida, Georgia, North Carolina and South Carolina. A significant slowdown or decline in economic conditions or uncertainty regarding the economic outlook in the United States generally, or in any of these states particularly, could reduce demand for infrastructure projects. Demand for infrastructure projects depends on overall economic conditions, the need for new or replacement infrastructure, the priorities placed on various projects funded by governmental entities and federal, state and local government spending levels. In particular, low tax revenues, credit rating downgrades, budget deficits and financing constraints, including timing and amount of federal funding and competing governmental priorities, could negatively impact the ability of government agencies to fund existing or new public infrastructure projects. In addition, any instability in the financial and credit markets could negatively impact our customers’ ability to pay us on a timely basis, or at all, for work on projects already in progress, could cause our customers to delay or cancel construction projects in our contract backlog, and could create difficulties for customers to obtain adequate financing to fund new construction projects, including through the issuance of municipal bonds.
Our business depends on federal, state and local government spending for public infrastructure construction, and reductions in government funding could adversely affect our results of operations.
During the fiscal year ended September 30, 2020, we generated approximately 65.3% of our construction contract revenues from publicly funded construction projects at the federal, state and local levels. As a result, if publicly funded construction decreases due to reduced federal, state or local funding or otherwise, our financial condition, results of operations and liquidity could be materially adversely affected.
Federal highway bills provide spending authorizations that represent the maximum amounts available for federally funded construction projects. Each year, Congress passes an appropriation act establishing the amount that can be used for particular programs. The annual funding level is generally tied to receipts of highway user taxes placed in the federal Highway Trust Fund. Once Congress passes the annual appropriation, the federal government distributes funds to each state based on formulas or other procedures. States generally must spend these funds on the specific programs outlined in the federal legislation. In recent years, the Highway Trust Fund has faced insolvency as outlays have outpaced revenues. Annual shortfalls have been addressed primarily by short-term measures. As a result, we cannot be assured of the existence, timing or amount of future federal highway funding. Federal highway funding is also subject to uncertainties associated with congressional spending as a whole, including the potential impacts of budget deficits, government shutdowns and federal sequestration. Any reduction in federal highway funding, particularly in the amounts allocated to states in which we operate, could have a material adverse effect on our results of operations. While the incoming administration has announced an infrastructure stimulus plan, we cannot predict the impact, if any, that it or other proposed changes in law and regulations may have on our business.
Each state funds its infrastructure spending from specially allocated amounts collected from various state taxes, typically fuel taxes and vehicle fees, as well as from voter-approved bond programs. Shortages in state tax revenues can reduce the amount spent or delay expenditures on state infrastructure projects. Many states have experienced state-level funding pressures caused by lower tax revenues and an inability to finance approved projects. To address these pressures, some states have adopted measures to promote stable funding for infrastructure investment, including special-purpose taxes and increased fuel taxes. Any reduction in state infrastructure funding in the states in which we operate could have a material adverse effect on our results of operations.
We derive a significant portion of our revenues from state DOTs. The loss of our ability to competitively bid for certain projects or successfully contract with state DOTs could have a material adverse effect on our business.
Our largest customers are state DOTs. During the fiscal year ended September 30, 2020, the Alabama DOT and the North Carolina DOT accounted for 11.6% and 7.8% of our revenues, respectively, and projects performed for all DOTs accounted for 32.5% of our revenues. We believe that we will continue to rely on state DOTs for a substantial portion of our revenues for the foreseeable future. The loss or reduction of our ability to competitively bid for certain projects or successfully contract with a state DOT could have a material adverse effect on our financial condition, results of operation and liquidity. See Note 2 - Significant Accounting Policies, Concentration of Risks, to the consolidated financial statements included elsewhere in this report for information relating to concentrations of revenues by type of customer and for a description of our largest customers.
Government contracts generally are subject to a variety of governmental regulations, requirements and statutes, the violation or alleged violation of which could have a material adverse effect on our business.
Our contracts with governmental agencies are generally subject to specific procurement regulations, contract provisions and a variety of socioeconomic requirements relating to their formation, administration, performance and accounting and often include express or implied certifications of compliance. We may be subject to claims for civil or criminal fraud for actual or alleged violations of these governmental regulations, requirements or statutes. In addition, we may also be subject to qui tam litigation brought by private individuals on behalf of the government under the federal False Claims Act, which could include claims for treble damages. Further, if we fail to comply with any of these regulations, requirements or statutes, or if we have a substantial number of workplace safety violations, our existing government contracts could be terminated, and we could be suspended from government contracting or subcontracting, including federally funded projects at the state level. Even if we have not violated these regulations, requirements or statutes, allegations of violations or defending qui tam litigation could harm our reputation and require us to incur material costs to defend any such allegations or lawsuits. Any one or more of these events could have a material adverse effect on our financial condition, results of operations, cash flow and liquidity.
The cancellation of a significant number of contracts, our disqualification from bidding on new contracts and the unpredictable timing of new project opportunities could have a material adverse effect on our business.
Government contracts typically can be canceled at any time, with us receiving payment only for the work completed. The cancellation of an unfinished contract could result in lost revenues and cause our equipment to be idled for a significant period of time until other comparable work becomes available. In addition, we could be prohibited from bidding on certain government contracts if we fail to maintain qualifications required by those entities. For example, various laws, including those governing wages, benefits, overtime, working conditions, equal employment opportunity, affirmative action and drug testing, provide for mandatory suspension and/or debarment of contractors in certain circumstances involving violations of those laws. In addition, federal and state laws provide for discretionary suspension and/or debarment in certain circumstances, including as a result of being convicted of, or being found civilly liable for, fraud or a criminal offense in connection with obtaining, attempting to obtain or performing a public contract or subcontract. The scope and duration of any suspension or debarment may vary depending upon the facts of a particular case and the grounds for debarment. Finally, the timing of project awards is unpredictable and outside of our control. Project awards, including expansions of existing projects, often involve complex and lengthy negotiations and competitive bidding processes.

If we are unable to accurately estimate the overall risks, revenues or costs on our projects, we may incur contract losses or achieve lower profits than anticipated.
Pricing on fixed unit price contracts is based on approved quantities irrespective of our actual costs, and contracts with a fixed total price require that the work be performed for an agreed-upon price irrespective of our actual costs. We only generate profits on fixed unit price and fixed total price contracts when our revenues exceed our actual costs, which requires us to accurately estimate our costs, control our actual costs and avoid cost overruns. If our cost estimates are too low or if we do not perform the contract within our cost estimates, then cost overruns may cause us to incur a loss or cause the contract not to be as profitable as we expected. The costs incurred and profit realized, if any, on our contracts can vary, sometimes substantially, from our original projections due to a variety of factors, including, but not limited to:
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
•onsite conditions that differ from those assumed in the original bid;
•the failure by our suppliers, subcontractors, designers, engineers or customers to perform their obligations;
•fraud, theft or other improper activities by our suppliers, subcontractors, designers, engineers, customers or our own personnel;
•mechanical problems with our machinery or equipment;
•citations issued by a government authority, including OSHA or MSHA;
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
The property, plants and equipment needed to produce our products and provide our services can be very expensive. We must spend a substantial amount of capital to purchase and maintain such assets. Although we believe our current cash balance, along with our projected internal cash flows and available financing sources, will provide sufficient cash to support our currently anticipated operating and capital needs, if we are unable to generate sufficient cash to purchase and maintain the property, plants and equipment necessary to operate our business, or if the timing of payments on our receivables is delayed, we may be required to reduce or delay planned capital expenditures or to incur additional indebtedness. In addition, due to the level of fixed and semi-fixed costs associated with our business, particularly at our HMA production facilities, volume decreases could have a material adverse effect on our financial condition, results of operations or liquidity.

The success of our business depends, in part, on our ability to execute on our acquisition strategy, to successfully integrate acquired businesses and to retain key employees of acquired businesses.
Since our inception, we have acquired and integrated 23 complementary businesses, which have contributed significantly to our growth. We continue to evaluate strategic acquisition opportunities that have the potential to support and strengthen our business, including acquisitions in the southeastern United States, as part of our ongoing growth strategy. We cannot predict the timing or size of any future acquisitions. To successfully acquire a significant target, we may need to raise additional equity and/or incur additional indebtedness, which could increase our leverage level. There can be no assurance that we will be able to identify and complete acquisition transactions on favorable terms, or at all. The investigation of acquisition candidates and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments require substantial management time and attention and costs for accountants, attorneys and others. If we fail to complete any acquisition for any reason, including events beyond our control, the costs incurred up to that point for the proposed acquisition likely would not be recoverable.
Acquisitions typically require integration of the acquired company’s estimation, project management, finance, information technology, risk management, purchasing and fleet management functions. We may be unable to successfully integrate an acquired business into our existing business, and an acquired business may not be as profitable as we had expected or at all. Acquisitions involve risks that the acquired business will not perform as expected and that our expectations concerning the value, strengths and weaknesses of the acquired business will prove incorrect. Our inability to successfully integrate new businesses in a timely and orderly manner could increase costs, reduce profits or generate losses and prevent us from realizing expected rates of return on an acquired business. Factors affecting the successful integration of an acquired business include, but are not limited to, the following:
•our responsibility for certain liabilities of an acquired business, whether or not known to us, which could include, among other things, tax liabilities, product and other tort liabilities, breach of contract claims, environmental liabilities, permitting and regulatory compliance issues and liabilities for employment practices;
•our ability to retain local managers and key employees who are important to the operations of an acquired business;
•the attention required by our senior management and the management of an acquired business for integration efforts, which could decrease the time that they have to service and attract customers;
•our ability to effectively utilize new equipment that we acquire;
•the implementation of our financial and management information systems, business practices and policies;
•our pursuit of multiple acquisition opportunities simultaneously; and
•unforeseen expenses, complications and delays, including difficulties in employing sufficient staff and maintaining operational and management oversight.
In addition, potential acquisition targets may be in states in which we do not currently operate, which could result in unforeseen operating difficulties and difficulties in coordinating geographically dispersed operations, personnel and facilities and subject us to additional and unfamiliar legal requirements.
We cannot guarantee that we will achieve synergies and cost savings in connection with future acquisitions. Many of the businesses that we previously acquired, and businesses that we may acquire in the future, could have unaudited financial statements that are prepared by management and are not independently reviewed or audited, and such financial statements could be materially different if they were independently reviewed or audited. We cannot guarantee that we will continue to acquire businesses at valuations consistent with our prior acquisitions or that we will complete future acquisitions at all. We also cannot know whether there will be attractive acquisition opportunities at reasonable prices, that financing will be available or that we can successfully integrate acquired businesses into our existing operations. In addition, our results of operations from these acquisitions could, in the future, result in impairment charges for any of our intangible assets, including goodwill or other long-lived assets, particularly if economic conditions worsen unexpectedly.
We may lose business to competitors that underbid us and may be unable to compete favorably in our highly competitive industry.
Most of our project awards are determined through a competitive bidding process in which price is the determining factor. Because of the high cost of transporting HMA, our ability to win a project award is often influenced by the distance between a work site and our HMA plants. We compete against multiple competitors in many of the markets in which we operate. Some of our competitors are larger than we are and are vertically integrated. As a result, our competitors may be able to bid at lower prices than we can due to the location of their plants or as a result of their size or vertical integration advantages. Government funding for public infrastructure projects is limited, contributing to competition for the limited number of public projects available. An increase in competition may result in a decrease in new project awards to us at acceptable profit margins. In addition, in the event of a downturn in private residential and commercial construction, the competition for available public infrastructure projects could intensify, which could materially and adversely impact our financial condition, results of operations or liquidity.
We may be unable to obtain or maintain sufficient bonding capacity, which could preclude us from bidding on certain projects.
A significant number of our contracts require performance and payment bonds. Sureties typically issue or continue bonds on a project-by-project basis, and they can decline to do so at any time or require the posting of additional collateral as a condition thereto. Our ability to obtain performance and payment bonds primarily depends on our capitalization, working capital, past performance, management expertise, reputation and certain external factors, including the overall capacity of the surety market. Events that adversely affect the insurance and bonding markets generally may result in bonding becoming more difficult or costly to obtain in the future. If we are unable to obtain or renew a sufficient level of bonding, or if bonding costs were to increase, we may be precluded from bidding on certain projects or successfully contracting with certain customers, which could limit the aggregate dollar amount of contracts that we are able to pursue. In addition, even if we are able to successfully renew or obtain performance or payment bonds, we may be required to post letters of credit in connection with such bonds, which could negatively affect our liquidity and results of operations.
Our business is seasonal and subject to adverse weather conditions, which can adversely impact our business.
Our construction operations occur outdoors in an area of the country in which hurricanes, tornadoes, tropical storms are common and snow frequently occurs in certain markets in the winter. As a result, seasonal changes and adverse weather conditions, such as extended snowy, rainy or cold weather, can adversely affect our business operations through a decline in the use and production of HMA, a decline in the demand for our construction services, alterations and delays in our construction schedules, and reduced efficiencies in our contracting operations, resulting in under-utilization of crews and equipment and lower contract profitability. Climate change may lead to increased extreme weather and changes in precipitation and temperature, including natural disasters. Should the impact of climate change be significant or occur for lengthy periods of time, our financial condition or results of operations would be adversely affected.
We depend on our information technology systems and processes, which are subject to cybersecurity and data leakage risks.
We depend on information technology systems and infrastructure that could be damaged or interrupted by a variety of factors. Any significant breach, breakdown, destruction or interruption of these systems has the potential to negatively affect our operations. We could experience a business interruption, theft of information or reputational damage as a result of a cyber attack, such as the infiltration of a data center, or data leakage of confidential information either internally or through our third-party providers. Although we have invested in the protection of our data and information technology to reduce these risks and periodically test the security of our information systems network, there can be no assurance that our efforts will prevent breakdowns or breaches in our systems that could have a material adverse effect on our financial condition, results of operations and liquidity. Similarly, our suppliers rely extensively on computer systems to process transactions and manage their businesses and, thus, are also at risk from, and may be impacted by, cybersecurity attacks. An interruption in the business operations of our suppliers and other third parties with which we do business resulting from a cybersecurity attack could indirectly impact our business operations.
Design-build contracts subject us to the risk of design errors and omissions.
Design-build contracts are used as a method of project delivery that provides the owner with a single point of responsibility for both design and construction. We generally subcontract design responsibility to architectural and engineering firms. However, in the event of a design error or omission that causes damages, there is a risk that the subcontractor and/or its errors and omissions insurance would not be able to absorb the full amount of the liability incurred. In this case, we may be responsible for the remaining liability, which could damage our reputation and adversely affect our financial position, results of operations, cash flows and liquidity.
From time to time, we enter into joint venture contracts to perform certain projects, and these arrangements expose us to certain risks and uncertainties that are outside of our control.

From time to time, we perform construction projects as part of a joint venture, under which our relationship to the other joint venture partners is governed by a written contract. Participation in these arrangements exposes us to risks and uncertainties, including the risk that our partners may fail to perform under the contracts, which could subject us to contractual liability. In addition, if our partners are not able or willing to provide their share of capital investment to fund the operations of the venture or the joint venture arrangement is terminated, there could be unanticipated costs to complete the project, or we could be liable for financial penalties or liquidated damages. In the event that we are not the controlling partner in the joint venture, we may have limited control over the decisions made with respect to the project. The occurrence of any of the foregoing could have a material adverse effect on our financial position, results of operations, cash flows and liquidity.

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
Our failure to comply with immigration laws could result in significant liabilities, harm our reputation with our customers and disrupt our operations.
Although we take steps to verify the employment eligibility status of all our employees, some of our employees may, without our knowledge, be unauthorized workers. Unauthorized workers are subject to deportation and may subject us to fines or penalties and, if any of our workers are found to be unauthorized, we could experience adverse publicity that could make it more difficult to hire and retain qualified employees. Termination of a significant number of unauthorized employees may disrupt our operations, cause temporary increases in our labor costs as we train new employees and result in additional adverse publicity. We could also become subject to fines, penalties and other costs related to claims that we did not fully comply with all recordkeeping obligations of federal and state immigration laws. If we fail to comply with these laws, our operations may be disrupted, and we may be subject to fines or, in extreme cases, criminal sanctions. In addition, many of our customer contracts specifically require compliance with immigration laws, and, in some cases, our customers audit compliance with these laws. Further, several of our customers require that we ensure that our subcontractors comply with these laws with respect to the workers that perform services for them. A failure to comply with these laws or to ensure compliance by our subcontractors could damage our reputation and may cause our customers to cancel contracts with us or to not award future business to us. These factors could adversely affect our results of operations and financial position.
We depend on third parties for equipment and supplies essential to operate our business.
We rely on third parties to sell or lease real property, plants and equipment to us and to provide us with supplies, including liquid asphalt cement, aggregates and other construction materials necessary for our operations. The inability to purchase or lease the properties, plants or equipment that are necessary for our operations could severely impact our business. If we lose our supply contracts and receive insufficient supplies from third parties to meet our customers’ needs, or if our suppliers experience price increases or disruptions to their business, such as labor disputes, supply shortages, financial or regulatory difficulties or distribution problems, our ability to bid for or complete contracts could be impaired, in which case our business, financial condition, results of operations, liquidity and cash flows would be materially and adversely affected.
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
At September 30, 2020, our contract backlog was $608.1 million, compared to $531.6 million at September 30, 2019. Our contract backlog generally consists of construction projects for which we either have an executed contract or commitment with a client or have submitted the current low bid. Contract backlog does not include external sales of HMA, aggregates, and liquid asphalt cement. Moreover, our contract backlog reflects our expected revenues from the contract, commitment or bid, which is often subject to revision over time. We cannot guarantee that the revenues projected in our contract backlog will be realized or, if realized, will be profitable. Projects reflected in our contract backlog may be affected by project cancellations, scope adjustments, time extensions or other changes. Such changes may adversely affect the revenues and profit we ultimately realize on these projects.
Failure of our subcontractors to perform as expected could have a negative impact on our results.
We rely on third-party subcontractors to perform some of the work on many of our contracts, but we are ultimately responsible for the successful completion of their work. Although we often require bonding or other forms of guarantees from our subcontractors, we are not always able to obtain such bonds or guarantees. In situations where we are unable to obtain a bond or guarantee, we may be responsible for the failures on the part of our subcontractors to perform as anticipated. In addition, if the total costs of a project exceed our original estimates, we could experience reduced profits or a loss for that project.
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
Force majeure events, such as natural disasters, pandemics and terrorist attacks, and unexpected equipment failures could negatively impact our business, which may affect our financial condition, results of operations or cash flows.
Force majeure events, such as terrorist attacks, pandemics or natural disasters, have impacted, and could continue to negatively impact, the United States economy and the markets in which we operate. As an example, from time to time, we face unexpected severe weather conditions, evacuation of personnel and curtailment of services, increased labor and material costs or shortages, inability to deliver materials, equipment and personnel to work sites in accordance with contract schedules and loss of productivity. We seek to include language in our contracts with private customers that grants us certain relief in connection with force majeure events, and we attempt to mitigate the potential impact arising from force majeure events in both public and private customer contracts. However, the extra costs incurred as a result of these events may not be reimbursed by our customers, and we remain obligated to perform our services after most extraordinary events, subject to any relief that may be available pursuant to a force majeure clause. Additionally, our manufacturing processes depend on critical pieces of equipment, such as our HMA plants. This equipment, on occasion, may be out of service as a result of unanticipated failures or damage. Any significant interruption in production capability may require us to make significant capital expenditures to remedy problems or damage and cause us to lose revenues due to lost production time. These force majeure events may affect our operations or those of our customers or suppliers and could impact our revenues, production capability and ability to complete contracts in a timely manner.
Our business could be materially and adversely affected by a widespread outbreak of a contagious disease or other similar adverse public health development, such as COVID-19, or fear of such an event, and the measures that federal, state and local governments, agencies, law enforcement and health authorities implement to address it.
Our business could be adversely impacted by the effects of a widespread outbreak of a contagious disease, including the COVID-19 pandemic or a similar adverse public health development, as well as actions taken by federal, state and local governments, agencies, law enforcement and health authorities to contain the outbreak. Such an event in our markets could, among other things, result in employee absences or require us to temporarily close our facilities or project sites, which, in turn, could significantly and adversely affect our productivity and our ability to complete projects in accordance with our contractual obligations. In addition, a disruption in the supply chain for raw materials or equipment, whether as a result of facility closures or otherwise, could increase our labor and materials costs and impair our ability to manufacture HMA. Moreover, our customers – both public and private – who are adversely impacted could cancel or delay current or prospective projects and could become delinquent in their payments to us for work that we have performed. Although several of these risks have materialized in varying degrees as a result of the COVID-19 pandemic, none of these risks, individually or in the aggregate, have significantly impacted our operations to date.

Our business could also be negatively impacted over the medium-to-longer term if the disruptions related to the COVID-19 pandemic decrease consumer confidence generally or significantly prolong the current economic downturn, which could lead to a decline in public and private development projects and thereby reduce demand for our services. An economic slowdown caused by the outbreak of an infectious disease or other similar adverse public health development could cause, and in some cases have caused, the tax revenues received by federal, state and local government agencies to decline and thereby decrease the funding available for public projects. Such developments could (i) impair our ability to undertake construction projects in a typical manner or at all, generate revenues and cash flows, and/or access the capital or lending markets (or significantly increase the costs of doing so); (ii) increase the costs or decrease the supply of raw materials or equipment or the availability of subcontractors and other talent, including as a result of infections or quarantining; and/or (iii) result in the diversion of public funds that otherwise would be available for infrastructure projects to support public health efforts. The inherent uncertainty surrounding COVID-19, due in part to rapidly changing governmental directives, public health challenges and progress, and market reactions thereto, also makes it challenging for our management to estimate the impact of the COVID-19 pandemic on the future performance of our business.

A failure to obtain or maintain adequate insurance coverage could adversely affect our results of operations.
We maintain insurance coverage as part of our overall risk management strategy and pursuant to requirements contained in our financing agreements and in a majority of our contracts to maintain specific types and amounts of coverage. Although we have been able to obtain reasonably priced insurance coverage to meet our requirements in the past, there is no assurance that we will be able to do so in the future. For example, catastrophic events can result in decreased coverage limits, more limited coverage, and increased premium costs or deductibles. If we are unable to obtain adequate insurance coverage, we would be subject to increased out-of-pocket expenses in the event of a claim and we may not be able to procure certain contracts, either of which could materially adversely affect our financial position, results of operations, cash flows or liquidity.
We could incur material costs and losses as a result of claims that our products do not meet regulatory requirements or contractual specifications.
We provide our customers with products designed to comply with building codes or other regulatory requirements, as well as any applicable contractual specifications, including, but not limited to, with respect to durability, compressive strength and weight-bearing capacity. If our products do not satisfy these requirements and specifications, material claims may arise against us, our reputation could be damaged and, if any such claims are for an uninsured, non-indemnified or product-related matter, then resolution of such claim against us could have a material adverse effect on our financial condition, results of operations or liquidity.
We are, and may continue to be, involved in routine litigation and government inquiries in the ordinary course of business.

Due to the nature of our business, we are involved in routine litigation or subject to other disputes or claims related to our business activities, including, among other things, workers’ compensation claims, employment-related disputes and issues related to liability, breach of contract or tortious conduct in connection with our performance of services and provision of materials. We are also subject to government inquiries in the ordinary course of business seeking information concerning our compliance with government construction contracting requirements and various laws and regulations, the outcome of which cannot be predicted with certainty. The outcomes of these inquiries and legal proceedings are not expected to have a material effect on our financial position or results of operations on an individual basis, although adverse outcomes in a significant number of such ordinary course inquiries and legal proceedings could, in the aggregate, have a material adverse effect on our financial condition and results of operations.

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
We have in the past been, and may in the future be, required to remediate contaminated properties currently or formerly owned or operated by us or third-party facilities that receive waste generated by our operations, regardless of whether such contamination resulted from our own actions or those of others and whether such actions complied with applicable laws at the time they were taken. In connection with certain acquisitions, we could assume, or be required to provide indemnification against, environmental liabilities that could expose us to material losses. Furthermore, the existence of contamination at properties that we own, lease or operate could result in increased operational costs or restrictions on our ability to use those properties as intended, including for mining purposes.
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
Operating hazards inherent in our business, some of which may be outside of our control, can cause personal injury and loss of life, damage to or destruction of property, and environmental damage. We maintain insurance coverage in amounts and against risks that we believe are consistent with industry practice, but this insurance may be inadequate or unavailable to cover all losses or liabilities we may incur in our operations. Our insurance policies are subject to varying levels of deductibles. Losses up to our deductible amounts are accrued based on our estimates of the ultimate liability for claims incurred and an estimate of claims incurred but not reported. However, liabilities subject to insurance are difficult to estimate due to unknown factors, including the severity of an injury, the determination of our liability in proportion to other parties, the number of unreported incidents and the effectiveness of our safety programs. If we experience insurance claims or costs above our estimates, we may be required to use working capital to satisfy these claims rather than for maintaining or expanding our operations.
Our substantial indebtedness could adversely affect our financial condition and prevent us from fulfilling our obligations.
Our debt consists primarily of our borrowings under the Credit Agreement, which, as of September 30, 2020, provided for a $96.1 million Term Loan and a $50.0 million Revolving Credit Facility. A significant portion of our cash flow is required to pay interest and principal on our outstanding indebtedness, and we may be unable to generate sufficient cash flow from operations, or have future borrowings available, to enable us to repay our indebtedness or to fund other liquidity needs. Among other consequences, this level of indebtedness could:
•require us to use a significant percentage of our cash flow from operations for debt service and the satisfaction of repayment obligations, and not for other purposes;
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
Although the Credit Agreement restricts our ability to incur additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, and we could incur substantial additional indebtedness in compliance with these restrictions. This could reduce our ability to satisfy our current obligations and further exacerbate the risks to our financial condition described above.
The Credit Agreement restricts our ability to engage in some business and financial transactions.
The Credit Agreement contains a number of covenants that limit our ability to incur additional indebtedness or guarantees, create liens on assets, change our or our subsidiaries’ fiscal year, enter into sale and leaseback transactions, enter into certain restrictive agreements, engage in mergers or consolidations, participate in partnerships and joint ventures, sell assets, incur additional liens, pay dividends or distributions and make other restricted payments, make investments, loans or advances, repay or amend the terms of subordinated indebtedness, make acquisitions, enter into certain operating leases, enter into certain hedge transactions, amend material contracts, and engage in certain transactions with affiliates.
The Credit Agreement also requires us to maintain a fixed charge coverage ratio and a consolidated leverage ratio and contains certain customary representations and warranties, affirmative covenants and events of default (including, among others, an event of default upon a change of control). If an event of default occurs, the lenders under the Credit Agreement will be entitled to accelerate amounts due thereunder and take other actions permitted to be taken by a secured creditor. If our indebtedness is accelerated, we cannot be certain that we will have sufficient funds available to pay the accelerated indebtedness or that we will have the ability to refinance the accelerated indebtedness on terms favorable to us or at all.
The previously announced phase-out of LIBOR, or the replacement of LIBOR with a different reference rate, may adversely affect the interest rate that we pay on our indebtedness.

The annual interest rates applicable to advances made under the Credit Agreement is calculated, at our option, by using either a base rate or LIBOR, in each case plus an applicable margin percentage that corresponds to our consolidated total leverage ratio. In 2017, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, announced that it would phase out LIBOR by the end of 2021. It is unclear whether new methods of calculating LIBOR will be established such that it continues to exist after 2021, or whether alternative rates or benchmarks will be adopted. Changes in the method of calculating LIBOR, or the replacement of LIBOR with an alternative rate or benchmark, may adversely affect interest rates, including the rates we pay on borrowings under the Credit Agreement, and result in higher borrowing costs. The Credit Agreement provides that, upon the occurrence of certain triggering events relating to the end of LIBOR, we and the administrative agent under the Credit Agreement will select a different benchmark rate to replace LIBOR as the reference rate for interest accruing on certain advances. Changes in, or the inability to agree on, an alternative rate or benchmark may negatively impact the terms of such indebtedness.
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
Because our employees and others are often in close proximity with mechanized equipment, moving vehicles, chemical substances and dangerous manufacturing processes, our construction and maintenance sites are potentially dangerous workplaces. Therefore, safety is a primary focus of our business and is critical to our reputation and performance. We are often responsible for safety on the project sites where we work. In addition, many of our customers require that we meet certain safety criteria to be eligible to bid on contracts, and some of our contract fees or profits are subject to satisfying safety criteria. Unsafe work conditions also can increase employee turnover, which increases project costs and therefore our overall operating costs. If we fail to implement effective safety procedures, our employees could be injured, the completion of a project could be delayed, or we could be exposed to investigations and possible litigation. Our failure to maintain adequate safety standards through our safety programs could also result in reduced profitability or the loss of projects or clients.
We may be required to record an impairment charge if we determine that goodwill recorded in connection with prior acquisitions has become impaired, and this determination requires us to make significant judgments and assumptions about the future that are inherently subject to risks and uncertainties.
At September 30, 2020 and 2019, we had $46.3 million and $38.5 million, respectively, of goodwill recorded on our Consolidated Balance Sheets. We assess goodwill for impairment annually or more often if required. Our assessments involve a number of estimates and assumptions that are inherently subjective and require significant judgment regarding highly uncertain matters that are subject to change. The use of different assumptions or estimates could materially affect the determination as to whether or not an impairment has occurred. In addition, if future events are less favorable than what we assumed or estimated in our impairment analysis, we may be required to record an impairment charge, which could have a material impact on our consolidated financial statements.
Our earnings are affected by the application of accounting standards and our critical accounting policies, which involve subjective judgments and estimates by our management. Our actual results could differ from the estimates and assumptions used to prepare our consolidated financial statements.
The accounting standards that we use in preparing our financial statements are often complex and require us to make significant estimates and assumptions in interpreting and applying those standards. These estimates and assumptions affect the reported values of assets, liabilities, revenues and expenses, and the disclosure of contingent liabilities. We make critical estimates and assumptions involving accounting matters, including with respect to revenue recognition, contracts receivable including retainage, valuation of long-lived assets and goodwill, income taxes, accrued insurance costs and share-based payments and other equity transactions. These estimates and assumptions involve matters that are inherently uncertain and require us to make subjective and complex judgments. Although we believe we have the experience and processes to enable us to formulate appropriate assumptions and produce reasonably dependable estimates, these assumptions and estimates may change significantly in the future and could result in the reversal of previously recognized revenues and profit. If we used different estimates and assumptions or used different methods to determine these estimates, our financial results could differ, which could have a material negative impact on our financial condition and reported results of operations. For more information about our critical accounting policies and use of estimates, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates.”
Risks Relating to Ownership of Our Class A Common Stock
The dual class structure of our common stock has the effect of concentrating voting control with SunTx Capital Partners (“SunTx”) and its affiliates, which limits your ability to influence corporate matters.
Our Class B common stock has ten votes per share, and our Class A common stock has one vote per share. As of December 9, 2020, our outstanding Class B common stock represented approximately 84.1% of the total voting power of our outstanding common stock. The shares of Class B common stock are held primarily by SunTx, its affiliates and certain members of management. Because of the ten-to-one voting ratio between our Class B common stock and our Class A common stock, the holders of our Class B common stock collectively control a majority of the combined voting power of our common stock and therefore control the outcome of all matters submitted to our stockholders. This concentrated control limits or precludes the ability of holders of Class A common stock to influence corporate matters for the foreseeable future. Future transfers of shares of our Class B common stock generally may result in those shares converting into shares of our Class A common stock. The conversion of shares of our Class B common stock into our Class A common stock will have the effect, over time, of increasing the relative voting power of each remaining share of Class B common stock.
We have incurred, and expect to continue to incur, substantial costs as a result of being a public company, which may significantly affect our financial condition.
As a public company, we incur significant legal, accounting and other expenses associated with our financial reporting and corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) and the Dodd-Frank Act of 2010 and rules implemented by the SEC. For example, as a publicly traded company, we are required to adopt policies regarding internal controls and disclosure controls and procedures, including the preparation of reports on internal control over financial reporting. These rules and regulations have made, and may continue to make, it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as executive officers.
For so long as we are an “emerging growth company,” we will not be required to comply with certain disclosure requirements that are applicable to other public companies, and the reduced disclosure requirements applicable to emerging growth companies could make our Class A common stock less attractive to investors.
As an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act (the “JOBS Act”), we have taken, and intend to continue to take, advantage of certain exemptions from various reporting requirements that are applicable to other public companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act (“Section 404”), reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We cannot predict whether investors will find our Class A common stock less attractive because we rely on these exemptions. If some investors find our Class A common stock less attractive as a result, there may be a less active trading market for our Class A common stock, and our Class A common stock price may be more volatile. We will remain an emerging growth company until the earliest to occur of (i) the last day of the fiscal year during which our total revenues equals or exceeds $1.07 billion, (ii) September 30, 2023, the last day of the fiscal year following the fifth anniversary of our initial public offering, (iii) the date on which we have, during the previous three-year period, issued more than $1.0 billion in non-convertible debt securities and (iv) the date on which we are deemed to be a “large accelerated filer” under the Exchange Act. In addition, after we are no longer an emerging growth company, we expect to incur significant additional expenses and devote substantial management effort toward ensuring compliance with those requirements applicable to companies that are not emerging growth companies, including certain requirements of Section 404 that currently do not apply to us.
If we are unable to maintain effective internal control over financial reporting, investors could lose confidence in our consolidated financial statements and our Company, which could have a material adverse effect on our stock price.
We have designed and implemented a number of internal controls and other remedial measures that we believe will provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements in accordance with GAAP. A failure to maintain effective internal controls could result in a material misstatement of our consolidated financial statements that would not be prevented or detected on a timely basis, which could cause investors to lose confidence in our financial information or cause the trading price of our Class A common stock to decline and impact our liquidity, perceived creditworthiness and ability to complete acquisitions. Our independent registered public accounting firm has not assessed the effectiveness of our internal control over financial reporting and, under the JOBS Act, will not be required to provide an attestation report on the effectiveness of our internal control over financial reporting for so long as we qualify as an emerging growth company, which may increase the risk that weaknesses or deficiencies in our internal control over financial reporting go undetected.
We have incurred, and expect to continue to incur, significant costs related to certain requirements of Section 404. If we are unable to timely comply with such requirements, our profitability, stock price, results of operations and financial condition could be materially adversely affected.

We are required to comply with certain provisions of Section 404, which requires that we document and test our internal control over financial reporting and issue management’s assessment of our internal control over financial reporting. Section 404 also requires that our independent registered public accounting firm opine on those internal controls when we cease to qualify for an exemption from the requirement to provide auditors’ attestation on internal controls afforded to emerging growth companies under the JOBS Act. The out-of-pocket costs, the diversion of management’s attention from running the day-to-day operations and operational changes caused by the need to comply with the requirements of Section 404 have been significant, and we expect to continue to incur substantial costs in connection with our compliance efforts. If we fail to comply with the requirements of Section 404, or if we or our auditors identify and report any material weaknesses, the accuracy and timeliness of the filing of our annual and quarterly reports may be materially adversely affected and could cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our Class A common stock. In addition, a material weakness in the effectiveness of our internal control over financial reporting could result in an increased chance of fraud and the loss of customers, reduce our ability to obtain financing, subject us to investigations by the SEC or other regulatory authorities and require additional expenditures to comply with these requirements, each of which could have a material adverse effect on our business, results of operations and financial condition.

Future sales, or the perception of future sales, of Class A common stock by us or our existing stockholders in the public market could cause the market price for our Class A common stock to decline.
As of December 9, 2020, we had outstanding a total of 33,875,884 shares of our Class A common stock and 17,905,861 shares of our Class B common stock that are convertible at any time into an equal number of shares of our Class A common stock. The sale of shares of our Class A common stock, or the perception of future sales by us or our existing stockholders, could harm the prevailing market price of shares of our Class A common stock. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.
We have filed a “shelf” registration statement under the Securities Act of 1933, as amended (the “Securities Act”) with respect to the issuance of up to $250 million in aggregate amount of various securities (including Class A common stock) by us and the sale of up to 19,225,000 shares of Class A common stock by SunTx. As of December 9, 2020, we had not issued any securities under the registration statement, and 5,511,074 shares of Class A common stock remained available for future sale by SunTx under the registration statement. In addition, shares held by our affiliates, including our directors, executive officers and SunTx, may also be sold in compliance with various exemptions from registration.
Pursuant to a registration rights agreement, SunTx and certain other stockholders will continue to have the right, subject to certain conditions, to require us to register the sale of their shares of common stock under the Securities Act. By exercising their registration rights and selling a large number of shares, these stockholders could cause the prevailing market price of our Class A common stock to decline. As of December 9, 2020, a total of 17,387,734 shares of our outstanding common stock were subject to potential future registration under the registration rights agreement. Registration of these shares would result in such shares becoming freely tradable upon effectiveness of the registration statement. As restrictions on resale end or if the stockholders who are party to the registration rights agreement exercise their registration rights, the market price of the shares of our Class A common stock could drop significantly if the holders of these shares sell them or are perceived by the market as intending to sell them. These factors could also make it more difficult for us to raise additional funds through future offerings of our Class A common stock or other securities.
In the future, we may also issue our securities in connection with offerings or acquisitions, and the number of shares issued or issuable thereafter could constitute a material portion of the then-outstanding shares of Class A common stock. Any such issuance would result in dilution to holders of our Class A common stock.
Affiliates of SunTx control us, and their interests may conflict with ours or yours in the future.
As of December 9, 2020, the SunTx funds beneficially owned approximately 16.3% of our Class A common stock and approximately 88.3% of our Class B common stock, representing 76.9% of the combined voting power of our common stock. Each share of our Class B common stock has ten votes per share, and each share of our Class A common stock has one vote per share. As a result, affiliates of SunTx have the ability to elect all of the members of our board of directors and thereby control our policies and operations, including the appointment of management, future issuances of our Class A common stock or other securities, the payment of dividends, if any, on our Class A common stock, our ability to incur or issue debt, amendments to our amended and restated certificate of incorporation and amended and restated bylaws, and our entry into extraordinary transactions. This concentration of voting control could deprive you of an opportunity to receive a premium for your shares of our Class A common stock as part of a sale of our Company and ultimately might affect the market price of our Class A common stock. In addition, we have engaged, and expect to continue to engage, in related party transactions involving SunTx and certain companies they control. As a result, the interests of affiliates of SunTx may not in all cases be aligned with your interests.
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
So long as SunTx and its affiliates continue to beneficially own a sufficient number of shares of our Class B common stock, they will continue to be able to effectively control our decisions, even if the number of shares of outstanding Class B common stock is limited in proportion to the total number of shares of common stock outstanding. For example, assuming our Class B common stock amounted to 15% of our total outstanding common stock, we would have 44,014,484 shares of Class A common stock outstanding and 7,767,261 shares of Class B common stock outstanding as of December 9, 2020. These outstanding shares of Class B common stock would collectively represent approximately 63.8% of the overall voting power of our common stock. Shares of our Class B common stock may be transferred to an unrelated third party if holders of a majority of the shares of our Class B common stock owned by SunTx and its affiliates consent to such transfer in writing in advance.

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
Provisions in our governing documents and Delaware corporate law make it more difficult to effect a change in control of our Company, which could adversely affect the price of our Class A common stock.
Certain provisions in our amended and restated certificate of incorporation and amended and restated bylaws and Delaware corporate law could delay or prevent a change in control of our Company, even if that change would be beneficial to our stockholders. Our amended and restated certificate of incorporation and amended and restated bylaws contain provisions that may make acquiring control of our Company difficult, including:
•a dual class common stock structure, which currently provides SunTx and its affiliates and the other holders of our Class B common stock with the ability to control the outcome of matters requiring stockholder approval, so long as they continue to beneficially own a sufficient number of shares of our Class B common stock, even if they own significantly less than 50% of the total number of shares of our outstanding common stock;
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
•the requirement that the affirmative vote of holders representing at least 66 2/3% of the voting power of all outstanding shares of capital stock be obtained to remove directors or amend our amended and restated certificate of incorporation; and
•the authority of our board of directors to issue and set the terms of preferred stock without the approval of our stockholders.
These provisions also could discourage proxy contests and make it more difficult for you and other stockholders to elect directors and take other corporate actions. As a result, these provisions could make it more difficult for a third party to acquire us, even if doing so would benefit our stockholders, which may limit the price that investors are willing to pay for shares of our Class A common stock.
Our governing documents designate certain courts as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or other employees.

Our amended and restated certificate of incorporation provides that, subject to limited exceptions, state courts within the State of Delaware (or, if no state court located within the State of Delaware has jurisdiction, the federal district court for the District of Delaware) will be the sole and exclusive forum for any: (i) derivative action or proceeding brought on our behalf; (ii) action asserting a claim of breach of fiduciary duty owed by any of our directors, officers or other employees to us or our stockholders; (iii) action asserting a claim against us arising pursuant to any provision of the Delaware General Corporation Law; or (iv) action asserting a claim against us that is governed by the internal affairs doctrine, and that if any action specified above is filed in a court other than a court located within the State of Delaware (each is referred to herein as a foreign action), the claiming party will be deemed to have consented to (a) the personal jurisdiction of state and federal courts located within the State of Delaware in connection with any action brought in any such court to enforce the exclusive forum provision described above and (b) having service of process made upon such claiming party by service upon such claiming party’s counsel in the foreign action as agent for such claiming party. In addition, our amended and restated bylaws provide that, unless the Company consents in writing to the selection of an alternative forum, the federal district courts of the United States are, to the fullest extent permitted by law, the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act. These provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits against us and our directors, officers and employees. Alternatively, if a court were to find these provisions inapplicable to, or unenforceable in respect of, one or more covered proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect our business and financial condition.

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
We currently anticipate that we will retain all future earnings, if any, to finance the growth and development of our business. We do not intend to pay cash dividends on our Class A common stock in the foreseeable future. Any future determination as to the declaration and payment of cash dividends will be at the discretion of our board of directors and will depend upon our financial condition, results of operations, contractual restrictions, capital requirements, business prospects and other factors deemed relevant by our board of directors. In addition, the Credit Agreement restricts our ability to pay cash dividends. As a result, only appreciation of the price of our Class A common stock, which may not occur, will provide a return to our stockholders.

Item 1B. Unresolved Staff Comments.
None.

Item 2. Properties.
Our principal executive office is located in Dothan, Alabama, in a building that we own. As of December 9, 2020, we operated (i) 46 HMA plants in Alabama, Florida, Georgia and North Carolina, (ii) nine quarries in Alabama, Georgia and Florida, and (iii) one liquid asphalt terminal in Florida. Our HMA plants operate at varying levels of utilization depending on market conditions. We maintain offices at our HMA plants and quarries as we determine to be appropriate under the circumstances. We consider our plants and other physical properties, whether owned or leased, to be suitable, adequate, and of sufficient productive capacity to meet the requirements of our business. However, we routinely evaluate the purchase or lease of additional properties or the consolidation of our properties as our business needs change.

The table below summarizes the locations and the nature of our ownership or leasehold interest in each of our asphalt plants and quarries. We own our liquid asphalt terminal.

	Asphalt Plants		Quarries
Location	Owned	Leased	Owned	Leased
Alabama	8	6	3	2
Florida	9	1	1	—
Georgia	5	1	1	2
North Carolina	6	10	—	—

Item 3. Legal Proceedings.
Due to the nature of our business, we are involved in routine litigation or subject to other disputes or claims related to our business activities, including, among other things, workers’ compensation claims, employment-related disputes and issues related to liability, breach of contract or tortious conduct in connection with our performance of services and provision of materials. We are also subject to government inquiries in the ordinary course of business seeking information concerning our compliance with government construction contracting requirements and various laws and regulations, the outcome of which cannot be predicted with certainty.
We are a party to an arbitration proceeding that commenced in March 2020 relating to a transaction in which a former stockholder of the Company agreed in March 2016 to sell shares of the Company’s common stock to a third party, with the certificates representing the shares to be held in escrow and released over time as installment payments were made. In January 2017, the Company paid a cash dividend to its stockholders. The seller alleges that he was entitled to receive approximately $1.5 million in dividends with respect to shares for which the stock certificates were still in escrow at the time the dividend was paid. The seller also has claimed an unspecified amount of damages arising out of his allegation that the Company provided insufficient information to him prior to the transaction regarding the status and timing of the Company’s initial public offering in May 2018. The Company believes that it has meritorious defenses to the claims asserted against it and will defend itself vigorously in this proceeding; however, there can be no assurances that it will be successful in its efforts.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
From our inception until April 2018, we maintained a single class of common stock. On April 23, 2018, we amended and restated our certificate of incorporation to effectuate a dual-class equity structure, which resulted in the conversion of each share of our then-outstanding common stock into 25.2 shares of Class B common stock and the initial authorization of Class A common stock for issuance.
Market for Our Common Stock
Our Class A common stock is listed and trades on the Nasdaq Global Select Market under the symbol “ROAD.” Prior to its listing on the Nasdaq Global Select Market on May 4, 2018, there was no established public trading market for our Class A common stock. There is no established public trading market for our Class B common stock.
Holders
As of December 9, 2020, there were 33,875,884 shares of our Class A common stock outstanding, held by 8 stockholders of record. The actual number of beneficial holders of our Class A common stock is significantly greater than the number of record holders and includes stockholders who are beneficial owners, but whose shares are held by banks, brokers and other nominees. The last sale price for a share of our Class A common stock as reported on the Nasdaq Global Select Market on December 9, 2020 was $28.92.
As of December 9, 2020, there were 17,905,861 shares of our Class B common stock outstanding, held by 16 stockholders of record.
Dividends
Holders of our Class A and Class B common stock receive dividends if and when declared by our board of directors out of legally available funds. We currently intend to retain all available funds and any future earnings for use in the operation and expansion of our business and do not anticipate declaring or paying any cash dividends in the foreseeable future. Any future determination as to the declaration and payment of dividends will be at the discretion of our board of directors and will depend on then-existing conditions, including our financial condition, results of operations, contractual restrictions, capital requirements, business prospects and other factors that our board of directors considers relevant. In addition, the terms of the Credit Agreement restrict our ability to pay cash dividends to the holders of our common stock unless, after giving effect to such dividend, we would remain in compliance with the financial covenants and, at the time any such dividend is made, no default or event of default exists or would result from the payment of such dividend.
Recent Sales of Unregistered Securities
We did not sell any of our equity securities during the period covered by this report that were not registered under the Securities Act.
Issuer Purchases of Equity Securities
During the quarter ended September 30, 2020, we did not purchase any of our equity securities that are registered under Section 12(b) of the Exchange Act.

Item 6. Selected Financial Data.
We are a smaller reporting company, as defined by Rule 12b-2 of the Exchange Act, and therefore are not required to provide the information called for by this Item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
This discussion and analysis of our financial condition and results of operations is intended to assist in understanding and assessing the trends and significant changes in our results of operations and financial condition. Historical results may not be indicative of future performance. This discussion includes forward-looking statements that reflect our plans, estimates and beliefs. Such statements involve risks and uncertainties. Our actual results may differ materially from those contemplated by these forward-looking statements as a result of various factors, including those set forth under the headings “Risk Factors” and “Cautionary Statement Regarding Forward-Looking Statements.” This discussion should be read in conjunction with our audited consolidated financial statements and the notes thereto included elsewhere in this report. In this discussion, we use certain non-GAAP financial measures. An explanation of these non-GAAP financial measures and a reconciliation to the most directly comparable GAAP financial measures are included in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Investors should not consider non-GAAP financial measures in isolation or as substitutes for financial information presented in compliance with GAAP.

Overview
We are a civil infrastructure company that specializes in the building and maintenance of transportation networks. Our operations leverage a highly-skilled workforce, strategically located HMA plants, substantial construction assets and select material deposits. We provide construction products and services to both public and private infrastructure projects, with an emphasis on highways, roads, bridges, airports and commercial and residential sites in the southeastern United States.
Our public projects are funded by federal, state and local governments and include roads, highways, bridges, airports and other forms of infrastructure. Public transportation infrastructure projects historically have been a relatively stable portion of state and federal budgets and represent a significant share of the United States construction market. Federal funds are allocated on a state-by-state basis, and each state is required to match a portion of the federal funds that it receives. Federal highway spending uses funds predominantly from the Highway Trust Fund, which derives its revenues from fuel taxes and other user fees.
In addition to public infrastructure projects, we provide a wide range of large site work construction and HMA paving services to private construction customers, including commercial and residential developers and local businesses.
Recent Developments
COVID-19
We are closely monitoring the impact of the COVID-19 pandemic on all aspects of our business, including its impact on our customers, employees, suppliers, and vendors. We did not incur significant disruptions from COVID-19 during the fiscal year ended September 30, 2020, as road construction has been designated a “critical infrastructure” industry and an “essential business” in each state within our footprint, which has allowed us to continue to operate without significant delays related to state and local shelter-in-place orders. In fact, in certain states in which we operate, including Florida and Alabama, some public projects were accelerated in order to leverage construction efficiencies driven by lower vehicle traffic during the shelter-in-place orders resulting from the COVID-19 pandemic.

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
In addition, we continue to monitor the impact of COVID-19 on fuel and sales tax revenues, which in turn drive funding levels for public projects in our markets. For instance, a substantial portion of our revenues each quarter are derived from projects completed for various Departments of Transportation, including the Alabama Department of Transportation (“ALDOT”) and the North Carolina Department of Transportation (“NCDOT”), each of which has accounted for more than 10% of our consolidated revenues for various periods within the past two fiscal years, as further described under the heading “Concentration of Risks” in Note 2 – Significant Accounting Policies to the consolidated financial statements included elsewhere in this report. In North Carolina, the NCDOT has implemented several measures in recent months to address preexisting funding pressures that were exacerbated by the effects of the COVID-19 pandemic, including suspending preliminary engineering work on potential future projects, delaying commencement of certain pending projects and reducing the number and size of projects available for bid, which resulted in decreased revenue during the last quarter of the fiscal year ended September 30, 2020. However, recent legislative efforts and increased fuel tax receipts have facilitated the generation of cash reserves in excess of the statutory minimum (a prerequisite for future project lettings) and approvals for future bond issuances that will be used for funding projects in subsequent periods. Management believes that this market remains poised for future growth in light of its favorable population trends and adequate structural long-term funding mechanisms. In Alabama, the decline in gas tax revenue receipts related to reductions in fuel purchased by motorists in recent months has been largely offset by an increase in the fuel tax that became effective in late 2019.

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

How We Assess Performance of Our Business
Revenues
We derive our revenues predominantly by providing construction products and services for both public and private infrastructure projects, with an emphasis on highways, roads, bridges, airports and commercial and residential sites. Our projects represent a mix of federal, state, municipal and private customers. We also derive revenues from the sale of HMA, aggregates, and liquid asphalt cement to customers. Revenues derived from projects are recognized as performance obligations are satisfied over time (formerly known as the percentage-of-completion method), measured by the relationship of total cost incurred compared to total estimated contract costs (cost-to-cost input method). Changes in job performance, job conditions and estimated profitability, including those arising from contract penalty provisions and final contract settlements, may result in revisions to estimated costs and income, and are recognized in the period in which the revisions are determined. Revenues derived from the sale of HMA, aggregates, and liquid asphalt cement are recognized when the risks associated with ownership have passed to the customer.
Gross Profit
Gross profit represents revenues less cost of revenues. Cost of revenues consists of all direct and indirect costs associated with construction contracts, including raw materials, labor, equipment costs, depreciation, lease expenses, subcontract costs and other expenses at our HMA plants, aggregate mining facilities, and liquid asphalt cement terminal. Our cost of revenues is directly affected by fluctuations in commodity prices, primarily liquid asphalt and diesel fuel. From time to time, when appropriate, we limit our exposure to changes in commodity prices by entering into forward purchase commitments. In addition, our public infrastructure contracts often provide for price adjustments based on fluctuations in certain commodity-related product costs. These price adjustment provisions are in place for most of our public infrastructure contracts, and we seek to include similar provisions in our private contracts.
Depreciation, Depletion and Amortization
Property, plant and equipment are initially recorded at cost or, if acquired as a business combination, at fair value. Depreciation on property, plant and equipment is computed on a straight-line basis over the estimated useful life of the asset. Amortization expense is the periodic expense related to leasehold improvements and intangible assets. Leasehold improvements are amortized over the lesser of the life of the underlying asset or the remaining lease term. Our intangible assets were recognized as a result of certain acquisitions and are generally amortized on a straight-line basis over the estimated useful lives of the assets. Quarry reserves are depleted in accordance with the units-of-production method as aggregate is extracted, using the initial allocation of cost based on proven and probable reserves.
General and Administrative Expenses
General and administrative expenses include costs related to our operational offices that are not allocated to direct contract costs and expenses related to our corporate offices. These expenses consist primarily of salaries and personnel costs for our administration, finance and accounting, legal, information systems, human resources and certain managerial employees. General and administrative expenses also include acquisition expenses, audit, consulting and professional fees, stock-based compensation expense, travel, insurance, office space rental costs, property taxes and other corporate and overhead expenses.
Gain on Sale of Equipment, Net
In the normal course of business, we sell construction equipment for various reasons, including when the cost of maintaining the asset exceeds the cost of replacing it. The gain or loss on the sale of equipment reflects the difference between the carrying value at the date of disposal and the net consideration received from the sale of equipment during the period.
Interest Expense, Net
Interest expense, net primarily represents interest incurred on our long-term debt, such as the Term Loan and the Revolving Credit Facility, as well as the changes in fair values of interest swap agreements and amortization of deferred debt issuance costs. These amounts are partially offset by interest income earned on short-term investments of cash balances in excess of our current operating needs.

Other Key Performance Indicators — Adjusted EBITDA and Adjusted EBITDA Margin
Adjusted EBITDA represents net income before, as applicable from time to time, (i) interest expense, net, (ii) provision (benefit) for income taxes, (iii) depreciation, depletion and amortization of long-lived assets, (iv) equity-based compensation expense, (v) loss on the extinguishment of debt and (vi) certain management fees and expenses. Adjusted EBITDA Margin represents Adjusted EBITDA as a percentage of revenues for each period. These metrics are supplemental measures of our operating performance that are neither required by, nor presented in accordance with, GAAP. These measures have limitations as analytical tools and should not be considered in isolation or as an alternative to net income or any other performance measure derived in accordance with GAAP as an indicator of our operating performance. We present Adjusted EBITDA and Adjusted EBITDA Margin because management uses these measures as key performance indicators, and we believe that securities analysts, investors and others use these measures to evaluate companies in our industry. Our calculation of Adjusted EBITDA and Adjusted EBITDA Margin may not be comparable to similarly named measures reported by other companies. Potential differences may include differences in capital structures, tax positions and the age and book depreciation of intangible and tangible assets.
The following table presents a reconciliation of net income, the most directly comparable measure calculated in accordance with GAAP, to Adjusted EBITDA and the calculation of Adjusted EBITDA Margin for the periods presented (in thousands, except percentages):

	For the Fiscal Year Ended September 30,
	2020	2019
Net income	$40,297	$43,121
Interest expense, net	3,113	1,861
Provision for income taxes	12,760	13,909
Depreciation, depletion and amortization of long-lived assets	39,301	31,231
Equity-based compensation expense	1,570	957
Management fees and expenses (1)	1,403	1,252
Adjusted EBITDA	$98,444	$92,331
Revenues	$785,679	$783,238
Adjusted EBITDA Margin	12.5%	11.8%
(1)Reflects fees and reimbursement of certain out-of-pocket expenses under a management services agreement with SunTx Capital Partners, the Company's controlling stockholder (see Note 17 - Related Parties to the consolidated financial statements included elsewhere in this report).

Results of Operations — Fiscal Year Ended September 30, 2020 Compared to Fiscal Year Ended September 30, 2019
The following table sets forth selected financial data for the fiscal years ended September 30, 2020 (“fiscal 2020”) and September 30, 2019 (“fiscal 2019”) (in thousands, except percentages):

	For the Fiscal Year Ended September 30,				Change from Fiscal 2019 to Fiscal 2020
	2020		2019
	Dollars	% of Revenues	Dollars	% of Revenues	$ Change	% Change

Revenues	$785,679	100.0%	$783,238	100.0%	$2,441	0.3%
Cost of revenues	663,467	84.4%	665,285	84.9%	(1,818)	(0.3)%
Gross profit	122,212	15.6%	117,953	15.1%	4,259	3.6%
General and administrative expenses	(68,597)	(8.7)%	(62,724)	(8.0)%	(5,873)	9.4%
Gain on sale of equipment, net	1,616	0.2%	1,909	0.2%	(293)	(15.3)%
Operating income	55,231	7.1%	57,138	7.3%	(1,907)	(3.3)%
Interest expense, net	(3,113)	(0.4)%	(1,861)	(0.2)%	(1,252)	67.3%
Other income	336	—%	416	—%	(80)	(19.2)%
Income before provision for income taxes and earnings from investment in joint venture	52,454	6.7%	55,693	7.1%	(3,239)	(5.8)%
Provision for income taxes	12,760	1.6%	13,909	1.8%	(1,149)	(8.3)%
Earnings from investment in joint venture	603	—%	1,337	0.2%	(734)	(54.9)
Net income	$40,297	5.1%	$43,121	5.5%	$(2,824)	(6.5)%
Adjusted EBITDA	$98,444	12.5%	$92,331	11.8%	$6,113	6.6%

Revenues. Revenues for fiscal 2020 increased $2.5 million, or 0.3%, to $785.7 million from $783.2 million for fiscal 2019. Revenues in markets we served on September 30, 2019 decreased by $47.1 million during fiscal 2020, primarily due to a reduction in the number of projects available for bid in certain of our markets, including North Carolina, and our resulting efforts to manage our backlog and effectively utilize our workforce in light of the uncertainties caused by the COVID-19 pandemic. The decrease was offset by a $49.6 million increase in total revenue attributable to acquisitions that we completed during or subsequent to fiscal 2019.

Gross Profit. Gross profit for fiscal 2020 increased $4.2 million, or 3.6%, to $122.2 million from $118.0 million for fiscal 2019. The higher gross profit was the result of an increase in gross profit margin to 15.6% for fiscal 2020 from 15.1% for fiscal 2019, primarily due to efficient utilization of our plants and equipment, and the contribution from the liquid asphalt terminal, which we acquired during fiscal 2019 and allows us to purchase liquid asphalt at wholesale prices, thereby reducing our cost of revenues.

General and Administrative Expenses. General and administrative expenses for fiscal 2020 increased $5.9 million, or 9.4%, to $68.6 million from $62.7 million for fiscal 2019. The increase in general and administrative expenses for fiscal 2020 compared to fiscal 2019 was primarily the result of (i) a $2.9 million increase in overhead expenses attributable to acquisitions that we completed during or subsequent to fiscal 2019, (ii) a $3.1 million increase in management personnel payroll and benefits and (iii) a $0.6 million increase in stock-based compensation expense. These increases were partially offset by decreases in other general administrative expenses of $0.7 million.

Interest Expense, Net. Interest expense, net for fiscal 2020 increased $1.2 million, or 67.3%, to $3.1 million compared to $1.9 million for fiscal 2019. The increase in interest expense, net reflects a $0.3 million increase in interest expense and a decrease of $0.9 million in interest income. The increase in interest expense was due to an increase in the average principal debt balance outstanding for fiscal 2020 compared to fiscal 2019 and a $1.4 million charge to interest expense related to a change in the fair value of our interest rate swaps during fiscal 2020, compared to a $0.6 million charge during fiscal 2019. This increase was partially offset by a reduction in the interest rate on our debt compared to fiscal year 2019. The decrease in interest income was due to a decrease in interest rates earned on our deposits.

Provision for Income Taxes. Our effective tax rate decreased to 24.0% for fiscal 2020, from 24.4% for fiscal 2019. Our lower effective tax rate was the result of filing an amended consolidated state return, as a result of which the Company recorded an amended return benefit of $0.4 million related to the utilization of net operating loss carryforwards and a corresponding release of a valuation allowance.
Earnings from Investment in Joint Venture. During fiscal 2020 and 2019, we earned $0.6 million and $1.3 million of pre-tax income, respectively, from our 50% interest in the earnings of a joint venture that we entered into with a third party in November 2017 for the sole purpose of performing a construction project for ALDOT.

Net Income. Net income decreased $2.8 million, or 6.5%, to $40.3 million for fiscal 2020 compared to $43.1 million for fiscal 2019. This decrease in net income was primarily a result of higher general and administrative expenses and additional interest expense during fiscal 2020, and was substantially offset by higher gross profit. General and administrative expenses for fiscal 2020 increased $5.9 million, or 9.4%, to $68.6 million from $62.7 million for fiscal 2019.

Adjusted EBITDA and Adjusted EBITDA Margin. Adjusted EBITDA and Adjusted EBITDA Margin were $98.4 million and 12.5%, respectively, for fiscal 2020, compared to $92.3 million and 11.8%, respectively, for fiscal 2019. The increase in Adjusted EBITDA primarily resulted from the increase in gross profit, depreciation, depletion and amortization of long-lived assets for fiscal 2020 compared to fiscal 2019, partially offset by an increase in general and administrative expense and interest expense, net. The increase in the Adjusted EBITDA Margin was primarily the result of increased depreciation, depletion and amortization of long-lived assets. For a description of Adjusted EBITDA and Adjusted EBITDA Margin, as well as a reconciliation of Adjusted EBITDA to net income, see “How We Assess Performance of Our Business.”

Inflation and Price Changes
Inflation had an immaterial impact on our results of operations for fiscal 2020 and 2019 due to relatively low inflation in the United States and our ability to recover increasing costs by obtaining higher prices for our products, including through the use of sale price escalator clauses in most of our public sector infrastructure contracts. Inflation risk varies with the level of activity in our industry, the number, size and strength of competitors and the availability of products to supply a local market.
Liquidity and Capital Resources
Cash Flows Analysis
The following table sets forth our cash flows for the periods indicated (in thousands):

	For the Fiscal Year Ended September 30,
	2020	2019
Net cash provided by operating activities, net of acquisitions	$105,173	$55,274
Net cash used in investing activities	(79,363)	(60,225)
Net cash provided by (used in) financing activities	41,887	(13,567)
Net change in cash and cash equivalents	$67,697	$(18,518)

Operating Activities
During fiscal 2020, cash provided by operating activities, net of acquisitions, was $105.2 million, primarily as a result of:
•net income of $40.3 million, including $39.3 million of depreciation, depletion and amortization of long-lived assets;
•a decrease in prepaid expenses and other current assets of $8.1 million, primarily reflecting the $7.7 million payment received by certain of our subsidiaries from January 2020 to July 2020 in connection with a settlement agreement we entered into in April 2018; and
•a decrease in contracts receivable including retainage, net of $7.4 million due to a reduction in fiscal year 2020 fourth quarter job activity in certain of our markets, including North Carolina, compared to the prior year.

During fiscal 2019, cash provided by operating activities, net of acquisitions, was $55.3 million primarily as a result of:
•net income of $43.1 million, including $31.2 million of depreciation, depletion and amortization of long-lived assets;
•contracts receivable including retainage, net increasing by $20.6 million as a result of higher overall revenues; and
•inventory increasing by $8.8 million, of which $6.5 million related to our acquisition and operation of the liquid asphalt         terminal and other acquisitions during fiscal 2019.

Investing Activities
During fiscal 2020, cash used in investing activities was $79.4 million, of which $30.2 million related to acquisitions completed in the period and $52.6 million of which was invested in property, plant and equipment, which included $11.5 million for the buyout of equipment leases, and was partially offset by $3.0 million of proceeds from the sale of equipment.
During fiscal 2019, cash used in investing activities was $60.2 million, $24.7 million of which related to acquisitions completed in the period and $42.5 million of which was invested in property, plant and equipment, which was partially offset by $4.5 million of proceeds from the sale of equipment.
Financing Activities
During fiscal 2020, cash provided by financing activities was $41.9 million. We received $72.3 million from proceeds on long-term debt, net of debt issuance costs and discounts, which was offset by $30.4 million of principal payments on long-term debt.
During fiscal 2019, cash used in financing activities was $13.6 million, primarily due to principal payments on long-term debt of $13.0 million during the period.
Credit Agreement
We and each of our subsidiaries are parties to the Credit Agreement, which provides for the Term Loan and the Revolving Credit Facility. At September 30, 2020 and 2019, we had $92.9 million and $44.7 million, respectively, of principal outstanding under the Term Loan, $0.0 million and $5.0 million, respectively, of principal outstanding under the Revolving Credit Facility, and availability of $39.3 million and $14.4 million, respectively, under the Revolving Credit Facility, including reduction for outstanding letters of credit. The obligations of our subsidiaries under the Term Loan and the Revolving Credit Facility are secured by a first priority security interest in substantially all of our assets.
The Credit Agreement requires the Company to satisfy certain financial covenants, including a minimum fixed charge coverage ratio of 1.20-to-1.00 and a maximum consolidated leverage ratio of 2.75-to-1.00, subject to certain adjustments. At September 30, 2020 and 2019, our fixed charge coverage ratio was 2.85-to-1.00 and 4.04-to-1.00, respectively, and our consolidated leverage ratio was 1.08-to-1.00 and 0.66-to-1.00, respectively.
From time to time, the Company has entered into interest rate swap agreements to hedge against the risk of changes in interest rates. These interest rate swap agreements do not meet the criteria for hedge accounting treatment in accordance with GAAP. At September 30, 2020 and 2019, the aggregate notional value of these interest rate swap agreements was $46.5 million and $21.5 million, respectively, and the fair value was $(1.7) million and $(0.3) million, respectively, which is included within other liabilities or other assets on the Company’s Consolidated Balance Sheets.
For more information about the Credit Amendment, see Note 11 - Debt to the consolidated financial statements included elsewhere in this report.
Capital Requirements and Sources of Liquidity
During fiscal 2020 and fiscal 2019, our capital expenditures were approximately $52.6 million and $42.5 million, respectively. Our capital expenditures are typically made during the same fiscal year in which they are approved.  At September 30, 2020, our commitments for capital expenditures were not material to our financial condition or results of operations on a consolidated basis. For fiscal 2021, we expect total capital expenditures to be $47.0 million to $50.0 million. Our capital expenditure budget is an estimate and is subject to change.
Historically, we have required significant amounts of cash in order to make capital expenditures, purchase materials and fund our organic expansion into new markets. Our working capital needs are driven by the seasonality and growth of our business, with our cash requirements increasing in periods of growth. Additional cash requirements resulting from our growth include the costs of additional personnel, production and distribution facilities, enhancements to our information systems, integration costs related to any acquisitions and our compliance with laws and rules applicable to public companies.
We have historically relied on cash available through credit facilities, in addition to cash from operations, to finance our working capital requirements and to support our growth. We regularly monitor potential capital sources, including equity and debt markets, in an effort to meet our planned capital expenditures and liquidity requirements. Our future success will depend on our ability to access outside sources of capital.
We believe that our operating cash flow and available borrowings under the Credit Agreement will be sufficient to fund our operations through September 30, 2021. However, future cash flows are subject to a number of variables, including the potential impacts of COVID-19, and significant additional capital expenditures will be required to conduct our operations. There can be no assurance that operations and other capital resources will provide sufficient cash to maintain planned or future levels of capital expenditures. In the event that we make one or more acquisitions and the amount of capital required is greater than the amount of cash on hand we have available for acquisitions at that time, we could be required to reduce the expected level of capital expenditures and/or seek additional capital. If we seek additional capital, we may do so through borrowings under the Credit Agreement, joint ventures, asset sales, offerings of debt or equity securities or other means. However, the unprecedented public health and governmental efforts to contain the spread of COVID-19 have created significant uncertainty as to general economic conditions for fiscal year 2021 and beyond, and our ability to engage in any such transactions may be constrained by economic conditions and other factors outside of our control. We cannot guarantee that additional capital will be available on acceptable terms or at all. If we are unable to obtain the funds we need, we may not be able to complete acquisitions that may be favorable to us or finance the capital expenditures necessary to conduct our operations.
Off-Balance Sheet Arrangements
As of September 30, 2020, the Company had aggregate letters of credit outstanding in the amount of $10.9 million and future purchase commitments of $1.3 million for diesel fuel. Other than the letters of credit and future purchase commitments described therein, we do not currently have any off-balance sheet arrangements that have, or are reasonably likely to have, a material current or future effect on our financial condition, changes in our financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources. See Note 18 - Commitments and Contingencies to our consolidated financial statements included elsewhere in this report for additional information.
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
Revenue Recognition
The majority of our public construction contracts are fixed unit price contracts. Under fixed unit price contracts, we are committed to providing materials or services required by a contract at fixed unit prices (for example, dollars per ton of asphalt placed). Our private customer contracts are primarily fixed total price contracts, also known as lump sum contracts, which require that the total amount of work be performed for a single price. Revenues from fixed unit price and fixed total price construction contracts are recognized as performance obligations are satisfied over time (formerly known as the percentage-of-completion method), measured by the relationship of total cost incurred compared to total estimated contract costs (cost-to-cost input method). Under this method, revenues are recognized as costs are incurred in an amount equal to cost plus the related expected profit based on the ratio of costs incurred to estimated final costs. This cost-to-cost method is used because management considers it to be the best available measure of progress on these contracts. Contract costs consist of direct costs on contracts, including labor, materials, amounts payable to subcontractors and those indirect costs related to contract performance, such as equipment costs, insurance and employee benefits. Contract cost is recorded as incurred, and revisions in contract revenues and cost estimates are reflected in the accounting period when known. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions and estimated profitability, including those changes arising from contract change orders, penalty provisions and final contract settlements may result in revisions to costs and income and are recognized in the period in which the revisions are determined.
Change orders are modifications of an original contract that effectively change the existing provisions of the contract without adding new provisions or terms. Change orders may include changes in specifications or designs, manner of performance, facilities, equipment, materials, sites and period of completion of the work. Either we or our customers may initiate change orders. We consider unapproved change orders to be contract variations for which we have a change of scope for which we believe we are contractually entitled to a higher price, but where a price change associated with the scope change has not yet been agreed upon with the customer. Costs associated with unapproved change orders are included in the estimated cost to complete the contracts and are treated as project costs as incurred. We recognize revenues equal to costs incurred on unapproved change orders when realization of price approval is probable. Unapproved change orders involve the use of estimates, and it is reasonably possible that revisions to the estimated costs and recoverable amounts may be required in future reporting periods to reflect changes in estimates or final agreements with customers. Change orders that are unapproved as to both price and scope are evaluated as claims. We consider claims to be amounts in excess of agreed contract prices that we seek to collect from our customers or others for customer-caused delays, errors in specifications and designs, contract terminations, change orders that are either in dispute or are unapproved as to both scope and price, or other causes of unanticipated additional contract costs. Claims are included in the calculation of revenues when realization is probable and amounts can be reliably determined. To support these requirements, the existence of the following items must be satisfied: (i) the contract or other evidence provides a legal basis for the claim or a legal opinion has been obtained, stating that, under the circumstances, there is a reasonable basis to support the claim; (ii) additional costs are caused by circumstances that were unforeseen at the contract date and are not the result of deficiencies in our performance; (iii) costs associated with the claim are identifiable or otherwise determinable and are reasonable in view of the work performed; and (iv) the evidence supporting the claim is objective and verifiable, not based on management’s subjective evaluation of the situation or on unsupported representations. Revenues in excess of contract costs incurred on claims are recognized when an agreement is reached with the customer as to the value of the claim, which, in some instances, may not occur until after completion of work under the contract. Costs associated with claims are included in the estimated costs to complete the contracts and are treated as project costs when incurred.
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

Contracts Receivable, Including Retainage
Contracts receivable are generally based on amounts billed to the customer and currently due in accordance with our contracts. Many of the contracts under which we perform work contain retainage provisions. Retainage refers to amounts that we have billed to the customer, but are being held for payment by the customer pending satisfactory completion of the project. Retainage on active contracts is classified as a current asset regardless of the term of the contract and is generally collected within one year of the completion of a contract. At September 30, 2020 and 2019, contracts receivable included $21.0 million and $19.8 million, respectively, of retainage, which was being contractually withheld by customers until completion of the associated contracts.
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
Valuation of Long-Lived Assets and Goodwill
Long-lived assets, which include property, equipment and acquired intangible assets, such as goodwill, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment evaluations involve fair values and management estimates of useful asset lives and future cash flows. Actual useful lives and cash flows could be different from those estimated by management, and this could have a material effect on our operating results and financial position. For the fiscal years ended September 30, 2020 and 2019, there were no events or changes in circumstances that would indicate a material impairment of our long-lived assets.
Goodwill and indefinite-lived intangible assets must be tested for impairment at least annually. We performed our most recent annual impairment test on July 1, 2020. Our test indicated that there was no impairment of goodwill and indefinite-lived intangible assets. We first evaluate our market capitalization compared to the net assets of the Company overall. Our final determination of valuation is impacted by a number of factors, but the key factors are the price of our common stock, recently completed transactions from both public companies and private transactions and our estimated forecast of future cash flows.
The valuation approaches contain uncertainty regarding the estimates used. Our market capitalization could be impacted because we are a controlled company, which impacts the control premium we apply to the market price of our common stock. One of the largest uncertainties relates to federal, state and local government spending, which management expects to increase in the upcoming years. There are a number of other uncertainties with respect to our future financial performance that could impact estimated future cash flows, including those discussed under the heading “Risk Factors” elsewhere in this report. Based on our valuation approaches, we determined that our one reporting unit substantially exceeded its carrying value, and thus concluded that the carrying value of goodwill was not impaired at July 1, 2020 or 2019. At September 30, 2020 and 2019, we had goodwill with a carrying amount of $46.3 million and $38.5 million, respectively.
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
On the basis of our evaluations, at September 30, 2020 and 2019, no valuation allowance was recorded on our net deferred tax assets, and we had no material uncertain tax positions. If our estimates or assumptions regarding our current and deferred tax items are inaccurate or are modified, these changes could have potentially material impacts on our earnings.

Accrued Insurance Cost
We carry insurance policies to cover various risks, primarily general liability, automobile liability and workers’ compensation, under which we are liable to reimburse the insurance company for a portion of each claim paid, ranging from $100,000 to $500,000 per occurrence. We accrue for probable losses, both reported and unreported, that are reasonably estimable using actuarial methods based on historic trends and modified, if necessary, by recent events. Changes in our loss assumptions caused by changes in actual experience would affect our assessment of the ultimate liability and could have an effect on our operating results and financial position up to $500,000 per occurrence for general liability, automobile liability and workers’ compensation claims.
We provide employee medical insurance under policies that are both fixed-premium, fully-insured policies and self-insured policies that are administered by the insurance company. Under the self-insured policies, we are liable to reimburse the insurance company for actual claims paid plus an administrative fee. We purchase separate stop-loss insurance, which limits the individual participant claim loss to amounts ranging from $100,000 to $160,000.
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
Other Accounting Policies and New Accounting Pronouncements
See Note 2 – Significant Accounting Policies and Note 3 – Accounting Standards, to the consolidated financial statements for the fiscal year ended September 30, 2020, which are contained in Part II, Item 8 of this report and are incorporated by reference herein.
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
We have entered into fuel swap contracts to mitigate the financial impact of fluctuations in fuel prices. As of September 30, 2020, we had fuel swap contracts to pay fixed prices for fuel with an aggregate notional amount of 2.5 million gallons, maturing incrementally through fiscal year 2022. The fair value of these derivative contracts was $(0.5) million and $0.0 million respectively, at September 30, 2020 and 2019. The changes in the fair market value of these derivative contracts are recorded in cost of revenues. These fuel swap contracts provide a fixed price for less than 50% of our estimated fuel usage for the remainder of fiscal years 2021 and 2022.
Interest Rate Risk
We are exposed to interest rate risk on certain of our short- and long-term debt obligations used to finance our operations and acquisitions. We have LIBOR-based floating rate borrowings under the Credit Agreement, which expose us to variability in interest payments due to changes in the reference interest rates. From time to time, we use derivative instruments as hedges against the impact of interest rate changes on future earnings and cash flows. In order to hedge against changes in interest rates and to manage fluctuations in cash flows resulting from interest rate risk, we entered into amortizing interest rate swap agreements (i) on June 30, 2017, with respect to $25.0 million of outstanding debt under the Term Loan, for which we pay a fixed rate of 2.015%, (ii) on May 15, 2018,with respect to $11.0 million of the $22.0 million of additional debt that we borrowed under the Term Loan on that date, for which we pay a fixed percentage rate of 3.01%, (iii) on October 1, 2019, with respect to $5.9 million of the $10.0 million of additional debt that we borrowed under the Term Loan on that date, for which we pay a fixed interest rate of 1.58% and (iv) on February 27, 2020, with respect to $26.3 million of additional debt that we borrowed under the Term Loan on that date, for which we pay a fixed percentage rate of 1.24% and, in each case, under which receive a credit based on the applicable LIBOR rate.
At September 30, 2020, we had a total of $92.9 million of variable rate borrowings outstanding. Holding other factors constant and absent the interest rate swap agreements described above, a hypothetical 1% change in our borrowing rates would result in a $0.9 million change in our annual interest expense based on our variable rate debt at September 30, 2020.

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

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Construction Partners, Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Construction Partners, Inc. and its subsidiaries (the Company) as of September 30, 2020 and 2019, the related consolidated statements of income, stockholders’ equity and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2020 and 2019, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
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

Birmingham, Alabama
December 11, 2020

CONSTRUCTION PARTNERS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	September 30,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$148,316	$80,619
Contracts receivable including retainage, net	131,770	139,882
Costs and estimated earnings in excess of billings on uncompleted contracts	7,873	12,030
Inventories	38,561	34,291
Prepaid expenses and other current assets	5,041	13,144
Total current assets	331,561	279,966

Property, plant and equipment, net	237,230	205,870
Operating lease right-of-use assets	7,383	—
Goodwill	46,348	38,546
Intangible assets, net	3,224	3,434
Investment in joint venture	198	496
Other assets	1,784	2,284
Deferred income taxes, net	386	1,173
Total assets	$628,114	$531,769
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$64,732	$70,442
Billings in excess of costs and estimated earnings on uncompleted contracts	33,704	31,115
Current portion of operating lease liabilities	2,046	—
Current maturities of long-term debt	13,000	7,538
Accrued expenses and other current liabilities	22,347	19,078
Total current liabilities	135,829	128,173
Long-term liabilities:
Long-term debt, net of current maturities	79,053	42,458
Operating lease liabilities, net of current portion	5,554	—
Deferred income taxes, net	14,003	11,480
Other long-term liabilities	8,480	6,108
Total long-term liabilities	107,090	60,046
Total liabilities	242,919	188,219
Commitments and contingencies
Stockholders’ Equity:
Preferred stock, par value $0.001; 10,000,000 shares authorized at September 30, 2020 and September 30, 2019 and no shares issued and outstanding	—	—
Class A common stock, par value $0.001; 400,000,000 shares authorized, 33,875,884 shares issued and outstanding at September 30, 2020, and 32,597,736 shares issued and outstanding at September 30, 2019	34	33
Class B common stock, par value $0.001; 100,000,000 shares authorized, 20,828,813 shares issued and 17,905,861 shares outstanding at September 30, 2020, and 22,106,961 shares issued and 19,184,009 shares outstanding at September 30, 2019	21	22
Additional paid-in capital	245,022	243,452
Treasury stock, at cost, 2,922,952 shares of Class B common stock, par value $0.001	(15,603)	(15,603)
Retained earnings	155,721	115,646
Total stockholders’ equity	385,195	343,550
Total liabilities and stockholders’ equity	$628,114	$531,769

See notes to consolidated financial statements.

CONSTRUCTION PARTNERS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share and per share data)

	For the Fiscal Year Ended September 30,
	2020	2019
Revenues	$785,679	$783,238
Cost of revenues	663,467	665,285
Gross profit	122,212	117,953
General and administrative expenses	(68,597)	(62,724)
Gain on sale of equipment, net	1,616	1,909
Operating income	55,231	57,138
Interest expense, net	(3,113)	(1,861)
Other income	336	416
Income before provision for income taxes and earnings from investment in joint venture	52,454	55,693
Provision for income taxes	12,760	13,909
Earnings from investment in joint venture	603	1,337
Net income	$40,297	$43,121

Net income per share attributable to common stockholders:
Basic	$0.78	$0.84
Diluted	$0.78	$0.84

Weighted average number of common shares outstanding:
Basic	51,489,211	51,421,159
Diluted	51,636,934	51,427,220

See notes to consolidated financial statements.

CONSTRUCTION PARTNERS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Treasury Stock	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance, September 30, 2018	11,950,000	$12	42,387,571	$42	$242,493	$(15,603)	$72,525	$299,469
Conversion of Class B common stock to Class A common stock	20,355,202	20	(20,355,202)	(20)	—	—	—	—
Issuance of stock grant awards	292,534	—	—	—	—	—	—	—
Stock option exercise	—	—	74,592	—	3	—	—	3
Equity-based compensation expense	—	—	—	—	957	—	—	957
Net income	—	—	—	—	—	—	43,121	43,121
Balance, September 30, 2019	32,597,736	33	22,106,961	22	243,452	(15,603)	115,646	343,550
Conversion of Class B common stock to Class A common stock	1,278,148	1	(1,278,148)	(1)	—	—	—	—
Equity-based compensation expense	—	—	—	—	1,570	—	—	1,570
Effect of adopting ASU Topic 842 (see Note 3)	—	—	—	—	—	—	(222)	(222)
Net income	—	—	—	—	—	—	40,297	40,297
Balance, September 30, 2020	33,875,884	$34	20,828,813	$21	$245,022	$(15,603)	$155,721	$385,195

See notes to consolidated financial statements.

CONSTRUCTION PARTNERS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Fiscal Year Ended September 30,
	2020	2019
Cash flows from operating activities:
Net income	$40,297	$43,121
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization of long-lived assets	39,301	31,231
Amortization of deferred debt issuance costs	170	109
Loss on derivative instruments	1,900	565
Provision for bad debt	705	995
Gain on sale of equipment	(1,616)	(1,909)
Equity-based compensation expense	1,570	957
Earnings from investment in joint venture	(603)	(1,337)
Distribution of earnings from investment in joint venture	540	—
Deferred income taxes	3,310	2,997
Other non-cash adjustments	(5)	—
Changes in operating assets and liabilities:
Contracts receivable including retainage, net	7,407	(20,586)
Costs and estimated earnings in excess of billings on uncompleted contracts	4,157	(2,696)
Inventories	(1,183)	(8,826)
Prepaid expenses and other current assets	8,103	993
Other assets	500	7,986
Accounts payable	(5,710)	6,932
Billings in excess of costs and estimated earnings on uncompleted contracts	2,589	(7,623)
Accrued expenses and other current liabilities	3,086	2,117
Other long-term liabilities	655	248
Net cash provided by operating activities, net of acquisitions	105,173	55,274
Cash flows from investing activities:
Purchases of property, plant and equipment	(52,574)	(42,479)
Acquisition of liquid asphalt terminal assets	—	(10,848)
Proceeds from sale of equipment	3,041	4,456
Business acquisitions, net of cash acquired	(30,191)	(13,854)
Distributions received from investment in joint venture	361	2,500
Net cash used in investing activities	(79,363)	(60,225)
Cash flows from financing activities:
Proceeds from issuance of long-term debt, net of debt issuance costs and discount	72,299	—
Principal payments of long-term debt	(30,412)	(13,001)
Payment of treasury stock purchase obligation	—	(569)
Proceeds from sale of stock	—	3
Net cash provided by (used in) financing activities	41,887	(13,567)
Net change in cash and cash equivalents	67,697	(18,518)
Cash and cash equivalents:
Beginning of period	80,619	99,137
End of period	$148,316	$80,619

Supplemental cash flow information:
Cash paid for interest	$2,041	$2,639
Cash paid for income taxes	$9,905	$9,119
Cash paid for operating lease liabilities	$3,228	$—
Non-cash items:
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$1,516	$—
Property, plant and equipment financed with accounts payable	$2,761	$904

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - General
Business Description
Construction Partners, Inc. (the “Company”) is a civil infrastructure company that specializes in the construction and maintenance of roadways across Alabama, Florida, Georgia, North Carolina and South Carolina. Through its wholly owned subsidiaries, the Company provides a variety of products and services to both public and private infrastructure projects, with an emphasis on highways, roads, bridges, airports, and commercial and residential developments. The Company’s primary operations consist of (i) manufacturing and distributing hot mix asphalt (“HMA”) for both internal use and sales to third parties in connection with construction projects, (ii) paving activities, including the construction of roadway base layers and application of asphalt pavement, (iii) site development, including the installation of utility and drainage systems, (iv) mining aggregates, such as sand and gravel, that are used as raw materials in the production of HMA, and (v) distributing liquid asphalt cement for both internal use and sales to third parties in connection with HMA production.
The Company was formed as a Delaware corporation in 2007 as a holding company for its wholly owned subsidiary, Construction Partners Holdings, Inc., to facilitate an acquisition growth strategy in the HMA paving and construction industry. On December 31, 2019, Construction Partners Holdings, Inc. merged with and into the Company, with the Company surviving the merger. SunTx Capital Partners (“SunTx”), a private equity firm based in Dallas, Texas, is the Company’s majority investor and has owned a controlling interest in the Company’s stock since the Company’s inception.
Management’s Estimates
The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the recorded amounts of assets, liabilities, stockholders’ equity, revenues and expenses during the reporting period, and the disclosure of contingent liabilities at the date of the consolidated financial statements. Estimates are used in accounting for items such as recognition of revenues and cost of revenues, goodwill and other intangible assets, business acquisition accounting estimates, valuation of operating lease right-of-use assets, allowance for doubtful accounts, valuation allowances related to income taxes, accruals for potential liabilities related to lawsuits or insurance claims, the fair value of derivative instruments and the fair value of equity-based compensation awards. Estimates are continually evaluated based on historical information and actual experience; however, actual results could differ from these estimates.

Note 2 - Significant Accounting Policies
Basis of Presentation
The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All inter-company balances and transactions have been eliminated in consolidation.
Emerging Growth Company
The Company is an “emerging growth company” as defined by the Jumpstart Our Business Startups Act (the “JOBS Act”) enacted in 2012. As an emerging growth company, the Company could have taken advantage of an exemption that would have allowed the Company to wait to comply with new or revised financial accounting standards until the effective date of such standards for private companies. However, the Company has irrevocably elected to opt out of such extended transition period, which means that when a new or revised standard has different effective dates for public and private companies, the Company is required to adopt the standard at the effective date applicable to public companies that are not emerging growth companies.
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
Contracts Receivable Including Retainage, net
Contracts receivable are generally based on amounts billed and currently due from customers, amounts currently due but unbilled, and amounts retained by customers pending completion of a project. It is common in the Company’s industry for a small portion of either progress billings or the contract price, typically 10%, to be withheld by the customer until the Company completes a project to the satisfaction of the customer in accordance with the applicable contract terms. Such amounts, defined as retainage, represent a contract asset and are included on the Consolidated Balance Sheets as “Contracts receivable including retainage, net.” Based on the Company’s experience with similar contracts in recent years, billings for such retainage balances are generally collected within one year of the completion of the project.
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
The contract asset, “Costs and estimated earnings in excess of billings on uncompleted contracts,” arises when the Company recognizes revenues for services performed under its construction projects, but the Company is not yet entitled to bill the customer under the terms of the contract. Amounts billed to customers are excluded from this asset and reflected on the Consolidated Balance Sheets as “Contracts receivable including retainage, net.” Included in costs and estimated earnings on uncompleted contracts are amounts the Company seeks or will seek to collect from customers or others for (i) errors, (ii) changes in contract specifications or design, (iii) contract change orders in dispute, unapproved as to scope and price, or (iv) other customer-related causes of unanticipated additional contract costs (such as claims). Such amounts are recorded to the extent that the amount can be reasonably estimated and recovery is probable. Claims and unapproved change orders made by the Company may involve negotiation and, in rare cases, litigation. Unapproved change orders and claims also involve the use of estimates, and revenues associated with unapproved change orders and claims are included in the transaction price for which it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty is resolved. The Company did not recognize any material amounts associated with claims and unapproved change orders during the periods presented.
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
Concentration of Risks
Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of contracts receivable including retainage. In the normal course of business, the Company provides credit to its customers and does not generally require collateral. The Company monitors concentrations of credit risk associated with these receivables on an ongoing basis. The Company has not historically experienced significant credit losses, due primarily to management’s assessment of customers’ credit ratings. The Company principally deals with recurring customers, state and local governments and well-known local companies whose reputations are known to management. The Company performs credit checks for significant new customers and generally requires progress payments for significant projects. The Company generally has the ability to file liens against the property if payments are not made on a timely basis. No single customer accounted for more than 10% of the Company’s contracts receivable including retainage, net balance at September 30, 2020 or September 30, 2019.
Projects performed for various Departments of Transportation accounted for 32.5% and 40.4% of consolidated revenues for the fiscal years ended September 30, 2020 and 2019, respectively. Customers that accounted for more than 10.0% of consolidated revenues during either of those periods are presented below:

	% of Consolidated Revenues for the Fiscal Year Ended September 30,
	2020	2019
Alabama Department of Transportation	11.6%	13.8%
North Carolina Department of Transportation	7.8%	13.1%
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
Revenues from Contracts with Customers
The Company derives all of its revenues from contracts with its customers, predominantly by performing construction services for both public and private infrastructure projects, with an emphasis on highways, roads, bridges, airports and commercial and residential developments. These projects are performed for a mix of federal, state, municipal and private customers. In addition, the Company generates revenues from the sale of construction materials, including HMA, aggregates, liquid asphalt and ready-mix concrete, to third-party public and private customers pursuant to contracts with those customers. The following table reflects, for the periods presented, (i) revenues generated from public infrastructure construction projects and the sale of construction materials to public customers and (ii) revenues generated from private infrastructure construction projects and the sale of construction materials to private customers.

	% of Consolidated Revenues for the Fiscal Year Ended September 30,
	2020	2019
Public	65.3%	69.3%
Private	34.7%	30.7%

Revenues derived from construction projects are recognized over time as the Company satisfies its performance obligations by transferring control of the asset created or enhanced by the project to the customer. Recognition of revenues and cost of revenues for construction projects requires significant judgment by management, including, among other things, estimating total costs expected to be incurred to complete a project and measuring progress toward completion. Management reviews contract estimates regularly to assess revisions of estimated costs to complete a project and measurement of progress toward completion. During the fiscal years ended September 30, 2020 and 2019, revisions in estimates related to amounts recorded in prior periods resulted in the Company recording net increases in revenues of $1.6 million and $3.8 million, respectively.
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
Fair Value Measurements
The Company measures and discloses certain financial assets and liabilities at fair value. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Inputs used to measure fair value are classified using the following hierarchy:
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
The Company’s financial instruments include cash and cash equivalents, contracts receivable including retainage and accounts payable reflected as current assets and current liabilities on its Consolidated Balance Sheets at September 30, 2020 and 2019. Due to the short-term nature of these instruments, management considers their carrying value to approximate their fair value.
The Company also has term loans and a revolving credit facility, as described in Note 11 - Debt. The carrying value of amounts outstanding under these credit facilities is reflected as long-term debt, net of current maturities and current maturities of debt on the

Company’s Consolidated Balance Sheets at September 30, 2020 and 2019. Due to the variable rate or short-term nature of these instruments, management considers their carrying value to approximate their fair value.
The Company also has derivative instruments. The fair value of commodity and interest rate swaps are based on forward and spot prices, as described in Note 22 - Fair Value Measurements.
Management applies fair value measurement guidance to its impairment analysis for tangible and intangible assets.
Property, Plant and Equipment
Property, plant and equipment are initially recorded at cost or, if acquired as a business combination, at fair value and depreciated on a straight-line basis over their estimated useful lives. Leasehold improvements for operating leases are amortized over the lesser of the term of the related lease or the estimated useful lives of the improvements. Quarry reserves are depleted in accordance with the units-of-production method as aggregate is extracted, using the initial allocation of cost based on proven and probable reserves. Routine repair and maintenance costs are expensed as incurred. Asset improvements are capitalized at cost and amortized over the remaining useful life of the related asset.
The estimated useful lives of property, plant and equipment categories are as follows:

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
The carrying amounts of assets sold or retired and the related accumulated depreciation are eliminated in the period of disposal, and the resulting gains and losses are included in the Company’s Consolidated Statements of Income during the same period.
Impairment of Long-Lived Assets
The carrying value of property, plant and equipment and intangible assets subject to amortization is evaluated whenever events or changes in circumstances indicate that the carrying amount of such assets, or an asset group, may not be recoverable. Events or circumstances that might cause management to perform impairment testing include, but are not limited to, (i) a significant decrease in the market price of an asset, (ii) a significant adverse change in the extent or manner in which an asset is used or in its physical condition, (iii) an accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of an asset, (iv) an operating or cash flow performance combined with a history of operating or cash flow losses or a forecast that demonstrates continuing losses associated with the use of an asset, and (v) an expectation that an asset will be disposed of significantly before the end of its previously estimated useful life. If indicators of potential impairment are present, management performs a recoverability test and, if necessary, records an impairment loss. If the total estimated future undiscounted cash flows to be generated from the use and ultimate disposition of an asset or asset group is less than its carrying value, an impairment loss is recorded in the Company’s Consolidated Statements of Income, measured as the amount required to reduce the carrying value to fair value. Fair value is determined in accordance with the best available information based on the hierarchy described under “Fair Value Measurements” above. For example, the Company would first seek to identify quoted prices or other observable market data. If observable data is not available, management would apply the best available information under the circumstances to a technique, such as a discounted cash flow model, to estimate fair value. Impairment analysis involves estimates and the use of assumptions in connection with judgments made in forecasting long-term estimated inflows and outflows resulting from the use and ultimate disposition of an asset, and determining the ultimate useful lives of assets. Actual results may differ from these estimates using different assumptions, which could materially impact the results of an impairment assessment.

Goodwill and Other Intangible Assets
Goodwill represents the excess of the purchase price over the fair value of net assets acquired and liabilities assumed in business combinations. Other intangible assets consist of an indefinite-lived trade name license in connection with a business acquired, and finite-lived assets, including a non-compete agreement, customer relationships and construction backlog, each acquired in business acquisitions. Goodwill and indefinite-lived intangible assets are not amortized, but are reviewed for impairment at least annually, or more frequently when events or changes in circumstances indicate that the carrying value may not be recoverable. In addition, management evaluates whether events and circumstances continue to support an indefinite useful life. Judgments regarding indicators of potential impairment are based on market conditions and operational performance of the business.
Annually, on the first day of the Company’s fourth fiscal quarter, management performs an analysis of the carrying value of goodwill at its reporting unit for potential impairment. In accordance with GAAP, the Company may assess its goodwill for impairment initially using a qualitative approach to determine whether conditions exist to indicate that it is more likely than not that the fair value of a reporting unit is less than its carrying value. If management concludes, based on its assessment of relevant events, facts and circumstances, that it is more likely than not that a reporting unit’s carrying value is greater than its fair value, then a quantitative analysis will be performed to determine whether there is any impairment. The Company may also elect to initially perform a quantitative analysis instead of starting with a qualitative assessment. Because the Company has only one reporting unit, a market capitalization calculation can be performed as the first step of the quantitative assessment by comparing the book value of the Company’s stock (determined by reference to the Company’s stockholders’ equity) to the fair value of a share of the Company’s stock. If the fair value of the stock is greater than the book value of the stock, goodwill is deemed not to be impaired, and no further testing is required. If the fair value is less than the calculated book value, then the Company must take a second step to determine the impairment amount, as described below.
The second step requires comparing the carrying value of a reporting unit, including goodwill, to its fair value, typically using the multiple period discounting method under the income approach and market approach. The income approach uses a discounted cash flow model, which involves significant estimates and assumptions, including preparation of revenues and profitability growth forecasts, selection of a discount rate, and selection of a terminal year multiple, to estimate fair value. The market approach could include applying a control premium to the market price of the Company’s common stock or utilizing guideline public company multiples. Management’s assessment of facts and circumstances at each analysis date could cause these assumptions to change. If the fair value of the respective reporting unit exceeds its carrying amount, goodwill is not considered to be impaired, and no further testing is required. If the carrying amount of a reporting unit exceeds its fair value, an impairment charge is recorded to write down goodwill to its fair value and is recorded in the Company’s Consolidated Statements of Income. The Company performed a quantitative assessment of goodwill using the market capitalization calculation for fiscal years 2020 and 2019 and determined that the fair value of its reporting unit exceeded its carrying value, and thus concluded that the carrying value of goodwill was not impaired at September 30, 2020 or 2019. Accordingly, no further analysis was required or performed.
Management also annually assesses the carrying value of the Company’s indefinite-lived intangible assets other than goodwill on the first day of the fiscal fourth quarter. Management tests indefinite-lived intangible assets for impairment by comparing their carrying value to their estimated fair value. An impairment loss is recorded in the Company’s Consolidated Statements of Income to the extent that the carrying value of an indefinite-lived intangible asset exceeds its fair value. Similar to the assessment of goodwill, events and changes in circumstances could cause management to utilize different assumptions in subsequent evaluations, which could materially impact the results of an impairment assessment. Management concluded that the carrying value of the Company’s indefinite-lived intangible assets other than goodwill was not impaired at September 30, 2020 or 2019.
Deferred Debt Issuance Costs
Costs directly associated with obtaining debt financing are deferred and amortized over the term of the related debt agreement. Unamortized amounts related to long-term debt are reflected on the Consolidated Balance Sheets as a direct deduction from the carrying amount of the related long-term debt liability.
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
We recognize the financial statement benefit of the Company’s tax positions that are at least more likely than not to be sustained upon audit based on the technical merits of the tax position. For tax positions that are more likely than not to be sustained upon audit, management accrues the largest amount of the benefit that is more likely than not to be sustained. The Company classifies income tax-related interest and penalties as interest expense and other expenses, respectively. Refer to Note 15 - Provision for Income Taxes for further information regarding our federal and state income taxes.
Equity-Based Incentive Plans
Compensation costs related to equity-classified share-based awards are recognized in the consolidated financial statements based on grant date fair value. Compensation cost for graded-vesting awards is recognized ratably over the respective vesting periods.
Accrued Insurance Costs
The Company carries insurance policies to cover various risks, primarily including general liability, automobile liability and workers’ compensation, under which it is liable to reimburse the insurance company for a portion of each claim paid. The amount for which the Company is liable for general liability, automobile liability and workers’ compensation claims ranges from $100,000 to $500,000 per occurrence. Management accrues insurance costs for probable losses, both reported and unreported, that are reasonably estimable using actuarial methods based on historic trends modified, if necessary, by recent events. Changes in loss assumptions caused by changes in actual experience would affect the assessment of the ultimate liability and could have an effect on the Company’s operating results and financial position up to $500,000 per occurrence for general liability, automobile liability and workers’ compensation claims.
The Company provides employee medical insurance under policies that are both fixed-premium, fully-insured policies and self-insured policies that are administered by the insurance company. Under the self-insured policies, the Company is liable to reimburse the insurance company for actual claims paid plus an administrative fee. The Company purchases separate stop-loss insurance that limits the individual participant claim loss to amounts ranging from $100,000 to $160,000.
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

Segment Reporting and Reporting Units
The Company operates in Alabama, Florida, Georgia, North Carolina and South Carolina through its wholly owned subsidiaries located in four southeastern states. Each of the Company’s platform operating companies engages in essentially the same business, which consists primarily of infrastructure and road construction.
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

Note 3 - Accounting Standards
Recently Adopted Accounting Pronouncements
ASC Topic 842
ASC Topic 842, Leases (“Topic 842”) requires lessees to recognize operating lease right-of-use assets and operating lease liabilities on the Consolidated Balance Sheets as described below. Prior to the adoption of Topic 842, operating leases were expensed on a straight-line basis over the lease term on the Company’s Consolidated Statements of Income, and the Company did not recognize operating lease right-of-use assets and operating lease liabilities on its Consolidated Balance Sheets.

The Company adopted Topic 842 effective October 1, 2019 using a modified retrospective transition approach with no prior-period retrospective adjustments. As a result, on the adoption date, the Company recognized (i) a net cumulative decrease to retained earnings of $0.2 million, (ii) additional operating lease right-of-use assets of $9.1 million, (iii) current operating lease liabilities of $2.9 million and (iv) non-current operating lease liabilities of $6.4 million. The Company elected to apply optional practical expedients that allowed the Company to forego reassessments of (i) the classification of leases existing at the date of adoption, (ii) the initial direct costs of any existing leases and (iii) whether any expired or existing contracts were, or contained, leases. Accordingly, prior comparable periods were not restated.

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

Recently Issued Accounting Pronouncements Not Yet Adopted

The FASB has issued certain Accounting Standards Updates (“ASUs”) that are applicable to the Company and will be adopted in future periods. The consolidated financial statements and related disclosures for the fiscal years ended September 30, 2020 and 2019 do not reflect the requirements of this guidance. The following is a brief description of recently issued ASUs and management’s current assessment regarding the methods, timing and impact of adoption of such ASUs by the Company in the future.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (“Topic 326”), which introduces an impairment model that is based on expected losses rather than incurred losses. Under the new guidance, an entity recognizes as an allowance its estimate of expected credit losses, which the FASB believes will result in more timely recognition of such losses. The amendments pursuant to Topic 326 are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company expects to adopt this guidance as required and does not expect such adoption to cause a material impact to the Company’s consolidated financial statements.
In August 2018, the FASB issued ASU 2018-15, Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (“ASU 2018-15”). This ASU requires customers in a hosting arrangement that is a service contract to capitalize certain implementation costs as if the arrangement was an internal-use software project. ASU 2018-15 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company expects to adopt this guidance as required and does not expect such adoption to cause a material impact to the Company’s consolidated financial statements.

Note 4 - Business Acquisitions
Alabama Acquisition - July 2019
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
Identifiable assets acquired and liabilities assumed were recorded at their estimated fair values based on the methodology described under “Fair Value Measurements” in Note 2 - Significant Accounting Policies. The amounts allocated were not material to the Company’s Consolidated Balance Sheets. The amount of the purchase price exceeding the net fair value of identifiable assets acquired and liabilities assumed was recorded as goodwill in the amount of approximately $2.4 million, which is deductible for income tax purposes. Goodwill primarily represents the assembled work force and synergies expected to result from the acquisition.
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
Florida Acquisition - February 2019
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

Identifiable assets acquired and liabilities assumed were recorded at their estimated fair values based on the methodology described under “Fair Value Measurements” in Note 2 - Significant Accounting Policies. The amounts allocated were not material to the Company’s Consolidated Balance Sheets. The purchase price exceeding the net fair value of identifiable assets acquired and liabilities assumed was recorded as goodwill and other identifiable intangible assets, including customer relationships and customer backlog, in the amount of $3.2 million, which is deductible for income tax purposes. Goodwill primarily represents the assembled work force and synergies expected to result from the acquisition.
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

Florida Acquisition - October 2019

On October 1, 2019, a subsidiary of the Company acquired substantially all of the assets of an HMA manufacturing plant and paving company located in Palm City, Florida. The acquisition was accounted for as a business combination in accordance with ASC Topic 805, Business Combinations (“Topic 805”). The purchase price of $17.7 million was paid from cash on hand at closing.
Identifiable assets acquired and liabilities assumed were recorded at their estimated fair values based on the methodology described under Fair Value Measurements in Note 2 - Significant Accounting Policies. The amounts allocated were not material to the Company’s Consolidated Balance Sheets. The amount of the purchase price exceeding the net fair value of identifiable assets acquired and liabilities assumed was recorded as goodwill in the amount of approximately $7.7 million, which is deductible for income tax purposes. Goodwill primarily represents the assembled work force and synergies expected to result from the acquisition.
The results of operations since the October 1, 2019 acquisition date attributable to this acquisition are included in the Company's consolidated financial statements and were not material to the Consolidated Statements of Income for the fiscal year ended September, 30, 2020.

The Company recorded certain costs to effect the acquisition as they were incurred, which are reflected in general and administrative expenses on the Company’s Consolidated Statements of Income in the amount of $0.1 million for the fiscal year ended September 30, 2020.
Florida Acquisition - March 2020
On March 23, 2020, a subsidiary of the Company acquired two HMA manufacturing plants and certain related assets located in Pensacola and DeFuniak Springs, Florida. The acquisition was accounted for as a business combination in accordance with Topic 805. The $9.8 million purchase price was paid in cash at closing, with an additional $2.7 million of cash paid for plant inventory.
Identifiable assets acquired and liabilities assumed were recorded at their estimated fair values based on the methodology described under Fair Value Measurements in Note 2 - Significant Accounting Policies. The amounts allocated were not material to the Company’s Consolidated Balance Sheets. The amount of the purchase price exceeding the net fair value of identifiable assets acquired and liabilities assumed was recorded as goodwill in the amount of approximately $0.1 million, which is deductible for income tax purposes. Goodwill primarily represents the assembled work force and synergies expected to result from the acquisition.

The results of operations since the March 23, 2020 acquisition date attributable to this acquisition are included in the Company's consolidated financial statements and were not material to the Consolidated Statements of Income for the fiscal year ended September, 30, 2020. Pro forma results of operations as if the acquisition had been consummated October 1, 2019 would not be material to the Consolidated Statements of Income.
The Company recorded certain costs to effect the acquisition as they were incurred, which are reflected in general and administrative expenses on the Company’s Consolidated Statements of Income in the amount of $0.1 million for the fiscal year ended September 30, 2020.
Combined Acquisitions Completed During the Fiscal Year Ended September 30, 2020
For acquisitions completed during the fiscal year ended September 30, 2020, we paid combined consideration of $30.2 million, allocated as follows: $3.1 million of inventory, $19.3 million of property, plant and equipment and goodwill of $7.8 million. The Consolidated Statement of Income for the fiscal year ended September 30, 2020 includes $42.9 million of revenue attributable to the operations of fiscal year 2020 acquisitions from their respective acquisition dates through September 30, 2020.

Unaudited pro forma revenues, as if the fiscal year 2020 acquisitions had been completed as of October 1, 2018, are $793.7 million and $831.8 million for the fiscal years ended September 30, 2020 and 2019, respectively. Pro forma information is presented for informational purposes and may not be indicative of revenue that would have been achieved if the acquisitions had actually occurred on October 1, 2018.

Note 5 - Contracts Receivable Including Retainage, net
Contracts receivable including retainage, net consisted of the following at September 30, 2020 and 2019 (in thousands):

	September 30,
	2020	2019
Contracts receivable	$112,197	$121,050
Retainage	21,013	19,835
	133,210	140,885
Allowance for doubtful accounts	(1,440)	(1,003)
Contracts receivable including retainage, net	$131,770	$139,882

The following is a summary of changes in the allowance for doubtful accounts balance during the fiscal years ended September 30, 2020 and 2019 (in thousands):

	For the Fiscal Year Ended September 30,
	2020	2019
Balance at beginning of period	$1,003	$1,098
Charged to bad debt expense	705	995
Write-off of contracts receivable including retainage	(268)	(1,090)
Balance at end of period	$1,440	$1,003

Retainage receivables have been billed, but are not due, until contract completion and acceptance by the customer.

Note 6 - Contract Assets and Liabilities
Costs and estimated earnings compared to billings on uncompleted contracts at September 30, 2020 and 2019 consisted of the following (in thousands):

	September 30,
	2020	2019

Costs on uncompleted contracts	$876,229	$900,880
Estimated earnings to date on uncompleted contracts	101,055	123,256
	977,284	1,024,136
Billings to date on uncompleted contracts	(1,003,115)	(1,043,221)
Net billings in excess of costs and estimated earnings on uncompleted contracts	$(25,831)	$(19,085)

Significant changes to balances of costs and estimated earnings in excess of billings (contract asset) and billings in excess of costs and estimated earnings (contract liability) on uncompleted contracts from September 30, 2019 to September 30, 2020 are presented below (in thousands):

	Costs and Estimated Earnings in Excess of Billings on Uncompleted Contracts	Billings in Excess of Costs and Estimated Earnings on Uncompleted Contracts	Net Billings in Excess of Costs and Estimated Earnings on Uncompleted Contracts
September 30, 2019	$12,030	$(31,115)	$(19,085)
Changes in revenue billed, contract price or cost estimates	(4,157)	(2,589)	(6,746)
September 30, 2020	$7,873	$(33,704)	$(25,831)

At September 30, 2020, the Company had unsatisfied or partially unsatisfied performance obligations under construction project contracts representing approximately $469.7 million in aggregate transaction price. The Company expects to earn revenue as it satisfies its performance obligations under those contracts in the amount of approximately $421.0 million during the fiscal year ending September 30, 2021 and approximately $48.7 million thereafter.
Note 7 - Other Assets
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following at September 30, 2020 and 2019 (in thousands):

	September 30,
	2020	2019
Settlement receivable	$—	$7,706
Prepaid expenses	3,612	3,043
Other current assets	1,429	2,395
Total prepaid expenses and other current assets	$5,041	$13,144

The settlement receivable was received in full during the fiscal year ended September 30, 2020 (See Note 20 - Settlement Agreement).
Other Assets
Other assets consisted of the following at September 30, 2020 and 2019 (in thousands):

	September 30,
	2020	2019
Notes receivable	$1,622	$2,124
Other assets	162	160
Total other assets	$1,784	$2,284

Note 8 - Property, Plant and Equipment
Property, plant and equipment at September 30, 2020 and 2019 consisted of the following (in thousands):

	September 30,
	2020	2019
Construction equipment	$253,157	$214,500
Plants	102,392	92,279
Land and improvements	40,614	34,365
Quarry reserves	20,238	20,678
Buildings	18,307	15,458
Furniture and fixtures	5,648	4,864
Leasehold improvements	1,135	1,135
Total property, plant and equipment, gross	441,491	383,279
Accumulated depreciation, depletion and amortization	(209,532)	(177,927)
Construction in progress	5,271	518
Total property, plant and equipment, net	$237,230	$205,870

Depreciation, depletion and amortization expense related to property, plant and equipment for the fiscal years ended September 30, 2020 and 2019 was $39.1 million and $30.1 million, respectively.

Note 9 - Goodwill and Other Intangible Assets
The following presents goodwill activity during the fiscal years ended September 30, 2020 and 2019 (in thousands):

Balance at September 30, 2018	$32,919
Additions	5,627
Balance at September 30, 2019	38,546
Additions	7,802
Balance at September 30, 2020	$46,348

A summary of other intangible assets at September 30, 2020 and 2019 is as follows (in thousands):

		September 30,
		2020			2019
	Useful Life	Gross	Accumulated Amortization	Net Book Value	Gross	Accumulated Amortization	Net Book Value
Indefinite-lived:
License	Indefinite	$2,000	N/A	$2,000	$2,000	N/A	$2,000
Definite-lived:
Customer relationship	8 years	1,645	(435)	1,210	1,645	(229)	1,416
Non-compete agreements	5 years	20	(6)	14	1,520	(1,502)	18
Total intangible assets		$3,665	$(441)	$3,224	$5,165	$(1,731)	$3,434

Total amortization expense related to definite-lived intangible assets was $0.2 million and $1.1 million for the fiscal years ended September 30, 2020 and 2019, respectively.
Estimated future total amortization expense related to definite-lived intangible assets is as follows (in thousands):

Fiscal Year	Estimated Amortization Expense
2021	$210
2022	210
2023	210
2024	206
2025	206
Thereafter	182
Total	$1,224

Note 10 - Liabilities
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following at September 30, 2020 and 2019 (in thousands):

	September 30,
	2020	2019
Accrued payroll and benefits	$17,123	$15,173
Accrued insurance costs	2,662	1,761
Other current liabilities	2,562	2,144
Total accrued expenses and other current liabilities	$22,347	$19,078

Other Long-Term Liabilities
Other long-term liabilities consisted of the following at September 30, 2020 and 2019 (in thousands):

	September 30,
	2020	2019
Accrued insurance costs	$6,035	$5,358
Other	2,445	750
Total other long-term liabilities	$8,480	$6,108

Note 11 - Debt
The Company maintains credit facilities to finance acquisitions, to fund the purchase of real estate, construction equipment, plants and other fixed assets, and for general working capital purposes. Debt at September 30, 2020 and 2019 consisted of the following (in thousands):

	September 30,
	2020	2019
Long-term debt:
BBVA Term Loan	$92,850	$44,700
BBVA Revolving Credit Facility	—	5,000
Other long-term debt	—	563
Total long-term debt	92,850	50,263
Deferred debt issuance costs	(797)	(263)
Debt discount	—	(4)
Current maturities of long-term debt	(13,000)	(7,538)
Long-term debt, net of current maturities	$79,053	$42,458

The Company and each of its subsidiaries are parties to a credit agreement with BBVA USA (formerly known as Compass Bank), as agent, issuing bank and a lender, and certain other lenders (as amended and restated, the “Credit Agreement”). The Credit Agreement provides for a term loan (the “Term Loan”) and a revolving credit facility (the “Revolving Credit Facility”). The obligations of the Company and its subsidiaries under the Credit Agreement are secured by a first priority security interest in substantially all of the Company’s assets.
Following an amendment and restatement of the Credit Agreement in July 2020, the principal amount of Term Loan advances made prior to April 30, 2020 is repaid in quarterly installments of $2,050,000, and the principal amount of Term Loan advances made on or after April 30, 2020 is repaid in quarterly installments of $1,200,000, in each case beginning on September 30, 2020 and at the end of each calendar quarter thereafter. Interest is due and payable on the last business day of each month. In addition, the Company and its subsidiaries pay, among other fees: (i) a quarterly unused revolver commitment fee equal to 0.20% of the daily average amount of unused commitments under the Revolving Credit Facility during the quarter, (ii) a quarterly letter of credit fee equal to the greater of (A) $600 or (B) the product of either 0.70% or 0.75% (depending on the Company’s consolidated leverage ratio) and the aggregate average daily undrawn amounts of all letters of credit outstanding during the quarter and (iii) a letter of credit facility fee equal to 0.20% of the face amount of each such letter of credit. All outstanding advances under the Term Loan and the Revolving Credit Facility are due and payable in full on October 1, 2024. The Company generally may (and must, under certain circumstances), subject to various requirements, prepay all or a portion of the outstanding balance of the advances, together with accrued interest thereon, prior to their contractual maturity.
At September 30, 2020 and 2019, there was $92.9 million and $44.7 million, respectively, of principal outstanding under the Term Loan, $0.0 million and $5.0 million, respectively, of principal outstanding under the Revolving Credit Facility, and availability of $39.3 million and $14.4 million, respectively, under the Revolving Credit Facility, including reduction for outstanding letters of credit.
The Credit Agreement contains customary negative covenants for agreements of this type, including, but not limited to, restrictions on the Company’s ability to make acquisitions, make loans or advances, make capital expenditures and investments, pay dividends, create or incur indebtedness, create liens, wind up or dissolve, consolidate, merge or liquidate, or sell, transfer or dispose of assets. The Credit Agreement also requires the Company to satisfy certain financial covenants, including a minimum fixed charge coverage ratio of 1.20-to-1.00 and a maximum consolidated leverage ratio of 2.75-to-1.00, subject to certain adjustments. At September 30, 2020 and 2019, the Company’s fixed charge coverage ratio was 2.85-to-1.00 and 4.04-to-1.00, respectively, and the Company’s consolidated leverage ratio was 1.08-to-1.00 and 0.66-to-1.00, respectively. At both September 30, 2020 and 2019, the Company was in compliance with all covenants under the Credit Agreement.
From time to time, the Company has entered into interest rate swap agreements to hedge against the risk of changes in interest rates. These interest rate swap agreements do not meet the criteria for hedge accounting treatment under GAAP. At September 30, 2020 and 2019, the aggregate notional value of these interest rate swap agreements was $46.5 million and $21.5 million, respectively, and the fair value was $(1.7) million and $(0.3) million, respectively, which is included within other liabilities on the Company’s Consolidated Balance Sheets.
The scheduled contractual repayment terms of long-term debt at September 30, 2020 were as follows:

Fiscal Year	Amount
2021	$13,000
2022	13,000
2023	13,000
2024	53,850
Total	$92,850

Interest expense was $3.6 million and $3.3 million for the fiscal years ended September 30, 2020 and 2019, respectively. Amortization of deferred debt issuance costs and debt discounts included in interest expense was $0.2 million and $0.1 million for the fiscal years ended September 30, 2020 and 2019, respectively.

Note 12 - Equity
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
Conversion of Class B Common Stock to Class A Common Stock
During the fiscal year ended September 30, 2020, certain stockholders of the Company converted a total of 1,278,148 shares of Class B common stock into shares of Class A common stock on a one-for-one basis. As of September 30, 2020, there were 33,875,884 shares of Class A common stock and 17,905,861 shares of Class B common stock outstanding.
Restricted Stock Awards and Options
During the fiscal year ended September 30, 2019, the Company awarded a total of 292,534 restricted shares of Class A common stock to its non-employee directors under the Construction Partners, Inc. 2018 Equity Incentive Plan (the “Equity Incentive Plan”). In addition, an employee of the Company exercised an option to purchase 74,592 shares of Class B common stock at an exercise price of $0.0357 per share. No restricted shares of Class A common stock were issued, and no options to purchase shares of Class A or Class B common stock were exercised, during the fiscal year ended September 30, 2020.
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

Registration Rights Agreement
The Company is a party to a registration rights agreement (the “Registration Rights Agreement”) with certain of the Company’s directors and officers and affiliates of SunTx (collectively, the “RRA Holders”). Under the Registration Rights Agreement, the RRA Holders have “demand” registration rights, meaning that the Company must register under the Securities Act shares of the Company’s common stock owned by such RRA Holders upon their demand under certain circumstances, and “piggyback” registration rights, meaning that, if the Company proposes to register an offering of securities, it generally must give written notice to the RRA Holders to allow each to include its shares in the registration. In general, the Company must pay all out-of-pocket expenses in connection with a registration under the Registration Rights Agreement, including filing and registration fees, printing costs, fees and expenses of the Company’s legal counsel and independent registered public accountants and fees and expenses for one legal counsel for the applicable RRA Holders. The RRA Holders whose shares are registered must pay all incremental selling expenses relating to any offering, such as underwriters’ commissions and discounts, brokerage fees, underwriter marketing costs and any additional legal counsel that they may engage. As of September 30, 2020, a total of 22,235,744 shares of the Company’s common stock were subject to the Registration Rights Agreement, of which 4,848,010 shares had been previously registered but not yet sold. The Registration Rights Agreement expires on May 4, 2023.

Secondary Offerings of Class A Common Stock

In September 2019, certain stockholders of the Company (the “Selling Stockholders”) completed an underwritten secondary offering (the “2019 Secondary Offering”) of 5,000,000 shares of Class A common stock at a public offering price of $14.25 per share. In addition, the underwriters of the 2019 Secondary Offering exercised in full their option to purchase an additional 750,000 shares of Class A common stock from the Selling Stockholders. The Company did not receive any proceeds from the sale of shares by the Selling Stockholders and, pursuant to the Registration Rights Agreement, incurred approximately $0.7 million in expenses in connection with the 2019 Secondary Offering.

In June 2020, the Selling Stockholders completed an underwritten secondary offering (the “2020 Secondary Offering”) of 5,750,000 shares of Class A common stock at a public offering price of $16.50 per share. In addition, the underwriters of the 2020 Secondary Offering exercised in full their option to purchase an additional 862,500 shares of Class A common stock from the Selling Stockholders. The Company did not receive any proceeds from the sale of shares by the Selling Stockholders and, pursuant to the Registration Rights Agreement, incurred approximately $0.2 million in expenses in connection with the 2020 Secondary Offering.

Note 13 - Earnings Per Share
As discussed in Note 12 - Equity, the Company has Class A common stock and Class B common stock. Because the only differences between the two classes of common stock are related to voting rights, conversion rights and transfer restrictions applicable to shares of Class B common stock, the Company has not presented earnings per share under the two-class method, as the earnings per share are the same for both Class A common stock and Class B common stock. The following table summarizes the weighted-average number of basic common shares outstanding and the calculation of basic earnings per share for the periods presented (in thousands, except share and per share amounts):

	For the Fiscal Year Ended September 30,
	2020	2019
Numerator
Net income attributable to common stockholders	$40,297	$43,121
Denominator
Weighted average number of common shares outstanding, basic	51,489,211	51,421,159
Net income per common share attributable to common stockholders, basic	$0.78	$0.84

The following table summarizes the calculation of the weighted-average number of diluted common shares outstanding and the calculation of diluted earnings per share for the periods presented (in thousands, except share and per share amounts):

	For the Fiscal Year Ended September 30,
	2020	2019
Numerator
Net income attributable to common stockholders	$40,297	$43,121
Denominator
Weighted average number of basic common shares outstanding, basic	51,489,211	51,421,159
Effect of dilutive securities:
2019 restricted stock grants	147,723	6,061
Weighted average number of diluted common shares outstanding:	51,636,934	51,427,220
Net income per diluted common share attributable to common stockholders	$0.78	$0.84

Note 14 - Equity-Based Compensation
Restricted Stock Awards and Options
During the fiscal year ended September 30, 2019, the Company awarded a total of 292,534 restricted shares of Class A common stock to its non-employee directors under the Equity Incentive Plan in lieu of cash compensation. The grants are classified as equity awards. The aggregate grant date fair value of these restricted stock awards was $3.8 million. The grants will vest as to two-thirds of the underlying shares on January 1, 2021 and as to the remaining one-third of the underlying shares on January 1, 2022. During the fiscal years ended September 30, 2020 and 2019, the Company recorded $1.6 million and $0.5 million, respectively, of compensation expense in connection with these grants, which is reflected as general and administrative expenses in the Company’s Consolidated Statements of Income. At September 30, 2020, there was approximately $1.7 million of unrecognized compensation expense related to these awards.
Option Exercises
In August 2019, an employee of the Company exercised an option to purchase 74,592 shares of Class B common stock at a price of $0.0357 per share. The option was granted in March 2017 pursuant to a non-plan option agreement. The option was fully vested upon the date of grant, but, until the option agreement was subsequently amended, the option was exercisable only during the ten-day period immediately preceding a change in control of the Company. In August 2019, the Company and the employee amended the option agreement to (i) adjust the number of underlying shares and exercise price of the option to account for the 25.2-to-1 stock split and share reclassification that occurred in April 2018; (ii) reduce the exercise price (as adjusted) for the shares underlying the option; (iii) make the option immediately exercisable; and (iv) provide that the option would expire on the earlier of December 31, 2019 or the occurrence of one of the other expiration events set forth in the option agreement. During the fiscal year ended September 30, 2019, the Company recorded approximately $0.4 million of compensation expense in connection with the option amendment, which is reflected in general administrative expenses on the Company’s Consolidated Statements of Income. At September 30, 2020, there was no unrecognized compensation expense related to the option.

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

The provision for income taxes for the fiscal years ended September 30, 2020 and 2019 consisted of the following (in thousands):

	For the Fiscal Year Ended September 30,
	2020	2019
Current
U.S. Federal	$8,960	$9,780
State	490	1,132
Total current	9,450	10,912
Deferred
U.S. Federal	2,222	2,203
State	1,088	794
Total deferred	3,310	2,997
Provision for income taxes	$12,760	$13,909

Differences exist between income and expenses reported on the consolidated financial statements and those deducted for U.S. federal and state income tax reporting. The Company’s deferred tax assets and liabilities consisted of the following temporary difference tax effects at September 30, 2020 and 2019 (in thousands):

	September 30,
	2020	2019
Deferred tax assets
Allowance for bad debt	$527	$425
Amortization of finite-lived intangible assets	405	487
State net operating loss	664	1,330
Accrued insurance claims	1,583	1,332
Other	593	0
Total deferred tax assets, net	3,772	3,574
Deferred tax liabilities
Amortization of goodwill	(5,048)	(4,278)
Property, plant and equipment	(12,341)	(9,525)
Other	—	(78)
Total deferred tax liabilities, net	(17,389)	(13,881)
Net deferred tax assets (liabilities)	$(13,617)	$(10,307)

The Consolidated Balance Sheets at September 30, 2020 and 2019 include gross deferred tax assets of $3.8 million and $3.6 million, respectively. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the periods in which those temporary differences are deductible. Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carryforward periods), projected taxable income, and tax-planning strategies in making this assessment. Based on the weight of all evidence known and available as of the balance sheet date, management believes that these tax benefits are more likely than not to be realized in the future. To the extent that management does not consider it more likely than not that a deferred tax asset will be recovered, a valuation allowance is established.
Income taxes payable have been reduced by fuel tax credits of $0.3 million for each of the fiscal years ended September 30, 2020 and 2019. The remaining amount of goodwill expected to be deductible for tax purposes was $22.6 million and $19.0 million at September 30, 2020 and 2019, respectively.

The following is a reconciliation of net deferred tax assets (liabilities) to amounts reflected on the Company’s Consolidated Balance Sheets at September 30, 2020 and 2019 (in thousands):

	September 30,
	2020	2019
Asset: Deferred income taxes, net	$386	$1,173
Liability: Deferred income taxes, net	(14,003)	(11,480)
Net deferred tax assets (liabilities)	$(13,617)	$(10,307)

At September 30, 2020 and 2019, the Company had a state net operating loss carryforward of $15.3 million and $31.6 million, respectively. The state net operating loss credit carryforwards expire in varying amounts between the fiscal years ended September 30, 2021 and 2030.
The U.S. statutory federal income tax rate applicable to the Company was 21% during the fiscal years ended September 30, 2020 and 2019. The following table reconciles income taxes based on the U.S. federal statutory tax rate to the Company’s income before provision for income taxes for the fiscal years ended September 30, 2020 and 2019 (in thousands):

	For the Fiscal Year Ended September 30,
	2020	2019
Provision for income tax at federal statutory rate	$11,142	$11,976
State income taxes	1,272	1,521
Permanent differences	330	319
Other	16	93
Provision for income taxes	$12,760	$13,909

Uncertain Tax Positions
ASC Topic 740, Income Taxes (“ASC 740”), prescribes a recognition threshold and measurement model for the financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return and provides guidance on derecognition classification, interest and penalties, accounting in interim periods, disclosure and transition.

The Company is subject to tax audits in various jurisdictions in the United States. Tax audits, by their nature, are often complex. In the normal course of business, the Company is subject to challenges from the Internal Revenue Service (“IRS”) and other tax authorities regarding amounts of taxes due. These challenges may alter the timing or amount of taxable income or deductions, or the allocation of income among tax jurisdictions. As part of the calculation of the provision for income taxes on earnings, management determines whether the benefits of the Company’s tax positions are at least more likely than not to be sustained upon audit based on the technical merits of the tax position. For tax positions that are more likely than not to be sustained upon audit, management accrues the largest amount of the benefit that is more likely than not to be sustained. Such accruals require management to make estimates and judgments with respect to the ultimate outcome of a tax audit. Actual results could vary materially from these estimates. The Company performed an analysis of its tax positions and determined that no uncertain tax positions existed at September 30, 2020 or 2019. Accordingly, there was no liability for uncertain tax positions at September 30, 2020 or 2019. Based on the provisions of ASC 740, the Company had no material unrecognized tax benefits at September 30, 2020 or 2019. Due to the utilization of net operating loss carryforwards, the Company’s federal income tax returns for fiscal years ended September 30, 2014 through September 30, 2020 are subject to examination. Various state income tax returns for fiscal years ended September 30, 2012 through September 30, 2020 are also subject to examination.

Note 16 - Employee Benefit Plans
The Company offers a 401(k) retirement plan covering substantially all employees who are at least 18 years old and have more than one year of service. The Company makes discretionary employer contributions, subject to IRS safe harbor rules. Employer contributions charged to earnings during the fiscal years ended September 30, 2020 and 2019 were $3.4 million and $2.9 million, respectively.

Note 17 - Related Parties
On December 31, 2017, the Company sold an indirect wholly owned subsidiary to an immediate family member of a Senior Vice President of the Company (“Purchaser of subsidiary”) in consideration for an interest-bearing note receivable in the amount of $1.0 million, which approximated the net book value of the disposed entity. At September 30, 2020, $0.1 million and $0.5 million was reflected on the Company’s Consolidated Balance Sheets within other current assets and other assets, respectively, representing the remaining balances on this note receivable. In connection with this transaction, the Company also received an interest-bearing note receivable from the disposed entity (“Disposed entity”) on December 31, 2017 in the amount of $1.0 million representing certain accounts payable of the disposed subsidiary that were paid by the Company. At September 30, 2020, $0.1 million and $0.3 million was reflected on the Company’s Consolidated Balance Sheets within other current assets and other assets, respectively, representing the remaining balances on this note receivable. Remaining principal and interest payments are scheduled to be made in periodic installments during fiscal year 2021 through fiscal year 2026.
From time to time, the Company conducts or has conducted business with the following related parties:
•Prior to its acquisition by the Company, a current subsidiary of the Company advanced funds to an entity owned by an immediate family member of a Senior Vice President of the Company in connection with a land development project. The obligations of the borrower entity to repay the advances are guaranteed by a separate entity owned by the same family member of the officer. Amounts outstanding under the advances do not bear interest and are reflected on the Company's Consolidated Balance Sheet within other assets (“Land Development Project”).
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
•Since June 1, 2014, the Company has been a party to an access agreement with Island Pond Corporate Services, LLC, which provides a location for the Company to conduct business development activities from time to time on a property owned by the Executive Chairman of the Company’s Board of Directors (“Island Pond”).
•The Company purchases vehicles from an entity owned by a family member of a Senior Vice President of the Company (“Vehicles - Purchases”).

•The Company rents vehicles from an entity owned by a family member of a Senior Vice President of the Company (“Vehicles - Rent Expense”).

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

The following table presents revenues earned and expenses incurred by the Company during the fiscal years ended September 30, 2020 and 2019, and receivable and accounts payable balances at September 30, 2020 and 2019, related to transactions with the related parties described above (in thousands):

	Revenue Earned (Expense Incurred)				Receivable (Payable)
	For the Fiscal Year Ended September 30,				September 30,
	2020		2019		2020	2019
Purchaser of subsidiary	$—		$—		$621	$756
Disposed entity	—		—		396	846
Land Development Project	—		—		774	774
Subcontracting Services	(11,110)	(1)	(19,491)	(1)	(654)	(1,238)
Construction Services	824		5,936		123	2,434
Island Pond	(320)	(2)	(320)	(2)	—	—
Vehicles - Purchases	(869)	(3)	(441)	(3)	—	—
Vehicles - Rent expense	(677)	(1)	(1,050)	(1)	—	—
Consulting Services	(271)	(2)	(265)	(2)	—	—
SunTx	(1,403)	(2)	(1,252)	(2)	—	—

(1) Cost is reflected as Cost of revenues on the Company’s Consolidated Statements of Income.
(2) Cost is reflected as General and administrative expenses on the Company’s Consolidated Statements of Income.
(3) Purchases reflected in Property, plant & equipment, net, on the Company's Consolidated Balance Sheets.

Note 18 - Commitments and Contingencies
From time to time, the Company is subject to inquiries or audits by taxing authorities arising from its operations, covering a wide range of matters that arise in the ordinary course of business, such as income taxes and other types of taxes. Each of these matters is subject to various uncertainties, and it is possible that some of these matters may not be resolved in the Company’s favor. The Company is also involved in other legal and administrative proceedings arising in the ordinary course of business. Liabilities for loss contingencies arising from claims, assessments, litigation, fines, penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. The outcomes of these inquiries and legal proceedings are not expected to have a material effect on the Company’s financial position or results of operations on an individual basis, and management did not accrue any material loss contingencies for the periods presented. However, adverse outcomes in a significant number of such ordinary course inquiries and legal proceedings could, in the aggregate, have a material adverse effect on the Company’s financial condition and results of operations.
Letters of Credit
Under the Revolving Credit Facility, the Company has a total capacity of $50.0 million that may be used for a combination of cash borrowings and letter of credit issuances. At each of September 30, 2020 and 2019, the Company had aggregate letters of credit outstanding in the amount of $10.9 million, primarily related to certain insurance policies as described in Note 2 - Significant Accounting Policies.

Purchase Commitments
As of September 30, 2020, the Company had unconditional purchase commitments for diesel fuel in the normal course of business in the aggregate amount of $1.3 million. Management does not expect any significant changes in the market value of these goods during the commitment period that would have a material adverse effect on the financial condition, results of operations and cash flows of the Company. As of September 30, 2020, our purchase commitments annually thereafter are as follows (in thousands):

Fiscal Year	Amount
2021	$1,219
2022	51
Total	$1,270

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
The Company accounts for this joint venture as an equity method investment in accordance with GAAP. At September 30, 2020 and 2019, the Company’s investment in the JV was $0.2 million and $0.5 million, respectively, which is reflected as “Investment in joint venture” on the Company’s Consolidated Balance Sheets. During the fiscal years ended September 30, 2020 and 2019, the Company recognized $0.6 million and $1.3 million, respectively, of pre-tax income, representing its 50% interest in the earnings of the JV, which is reflected as “Earnings from investment in joint venture” on the Company’s Consolidated Statements of Income. The income tax impact attributable to the Company’s investment in the JV is included within the provision for income taxes in the Company’s Consolidated Statements of Income.

Note 20 - Settlement Agreement
On April 19, 2018, certain of the Company’s subsidiaries entered into settlement agreements with a third party arising from an interruption event not directly related to the Company’s business that the Company does not expect to reoccur (the “Settlement”). The Settlement provided for the Company’s subsidiaries to receive aggregate net payments of approximately $15.7 million in four equal installments between January 2019 and July 2020, in exchange for releasing and waiving all current and future claims against the third party. The Company recorded a pre-tax gain of $14.8 million during the fiscal year ended September 30, 2018 related to the Settlement. As of September 30, 2020, all amounts due pursuant to the Settlement have been received in full.

Note 21 - Leases

The Company leases certain facilities, office space, vehicles and equipment. As of September 30, 2020, operating leases under Topic 842 were included in (i) operating lease right-of use assets, (ii) current portion of operating lease liabilities and (iii) operating lease liabilities, net of current portion on the Company’s Consolidated Balance Sheets in the amounts of $7.4 million, $2.0 million and $5.6 million, respectively. As of September 30, 2020, the Company did not have any lease contracts that had not yet commenced but had created significant rights and obligations. In October 2019, the Company used cash in the amount of $11.5 million to buy out certain operating lease obligations.

The components of lease expense were as follows (in thousands):

For the Fiscal Year Ended September 30, 2020
Operating lease cost	$3,498
Short-term lease cost	13,374
Total lease expense	$16,872

Short-term leases (those with terms of 12 months or less) are not capitalized but are expensed on a straight-line basis over the lease term. The majority of our short-term leases relate to equipment used on construction projects. These leases are entered into at periodic rental rates for an unspecified duration and typically have a termination for convenience provision. Short-term lease cost includes leases with terms of one month or less.

As of September 30, 2020, the weighted-average remaining term of the Company’s leases was 8.8 years, and the weighted-average discount rate was 4.00%. As of September 30, 2020, the lease liability was equal to the present value of the remaining lease payments, discounted using the incremental borrowing rate on the Company’s secured debt using a single maturity discount rate, as such rate is not materially different from the discount rate applied to each of the leases in the portfolio.

The following table summarizes the Company’s undiscounted lease liabilities outstanding as of September 30, 2020 (in thousands):

Fiscal Year	Amount
2021	$2,301
2022	1,251
2023	838
2024	749
2025	586
Thereafter	3,466
Total future minimum lease payments	$9,191
Less: imputed interest	1,591
Total	$7,600

The Company has lease agreements associated with quarry facilities under which the Company makes royalty payments. The payments are generally based on tons sold in a particular period; however, certain agreements have minimum annual payments. Royalty expense recorded in cost of revenue during the fiscal years ended September 30, 2020 and 2019 was $1.3 million and $1.7 million, respectively.

Note 22 - Fair Value Measurements

The following table presents the Company’s liabilities measured at fair value on a recurring basis as of September 30, 2020 and 2019 under ASC 820, Fair Value Measurements (in thousands):

	September 30,
	2020	2019
	Level 2	Level 2
Liabilities:
Commodity swaps	$503	$—
Interest rate swaps	1,708	311

Derivative liabilities included in Level 2 include commodity and interest rate swap contracts. The fair values of our Level 2 derivative liabilities are estimated using an analysis of the expected cash flow of the contract in combination with marketable observable inputs, including forward and spot prices for commodity swaps and interest rate curves for interest rate swaps.

Note 23 - Investment in Derivative Instruments

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

The following table represents the approximate amount of realized and unrealized gains (losses) and changes in fair value recognized in earnings on commodity derivative contracts for the fiscal years ended September 30, 2020 and 2019 and the fair value of these derivatives as of September 30, 2020 and 2019 (in thousands):

	For the Fiscal Year Ended September 30,
		2020			2019
	Change in			Change in
Income Statement Classification	Realized Gain (Loss)	Unrealized Gain (Loss)	Total Gain (Loss)	Realized Gain (Loss)	Unrealized Gain (Loss)	Total Gain (Loss)
Cost of revenues	$(432)	$(503)	$(935)	$—	$—	$—
Interest expense, net	(388)	(1,397)	(1,785)	5	(565)	(560)
Total	$(820)	$(1,900)	$(2,720)	$5	$(565)	$(560)

	September 30,
Balance Sheet Classification	2020	2019
Accrued expense and other current liabilities - commodity swaps	$(183)	$—
Other long-term liabilities - commodity swaps	(320)	—
Other long-term liabilities - interest rate swaps	(1,708)	(311)
Net unrealized (loss) position	$(2,211)	$(311)

Note 24 - COVID-19 Pandemic

The Company is closely monitoring the impact of the pandemic of the novel strain of coronavirus, known as COVID-19, on all aspects of its business, including how it has impacted and may continue to impact the Company’s customers, employees, suppliers, and vendors. While the Company did not incur significant disruptions in its operations during the fiscal year ended September 30, 2020 from COVID-19, due to the uncertainties surrounding the COVID-19 pandemic, it is unable to predict the impact that COVID-19 will have on its financial position, operating results and cash flows in future periods.

Note 25 - Condensed Financial Statements of Parent Company

CONSTRUCTION PARTNERS, INC.
PARENT COMPANY ONLY
CONDENSED BALANCE SHEETS
(in thousands, except share and per share data)

	September 30,
	2020	2019
ASSETS
Cash and cash equivalents	$78,041	$63,947
Prepaid expenses and other current assets	928	745
Total current assets	78,969	64,692
Property, plant and equipment, net	2,994	2,268
Investment in subsidiaries	383,740	322,947
Deferred income taxes, net	441	16
Other assets	6	—
Total assets	$466,150	$389,923
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Due to subsidiaries	$75,044	$35,303
Accrued expenses and other current liabilities	1,969	2,934
Total current liabilities	77,013	38,237
Long-term liabilities:
Due to subsidiaries	2,234	7,825
Other long-term liabilities	1,708	311
Total long-term liabilities	3,942	8,136
Total liabilities	80,955	46,373
Stockholders’ Equity
Preferred stock, par value $0.001; 10,000,000 shares authorized at September 30, 2020 and September 30, 2019 and no shares issued and outstanding	—	—
Class A common stock, par value $0.001; 400,000,000 shares authorized, 33,875,884 shares issued and outstanding at September 30, 2020, and 32,597,736 shares issued and outstanding at September 30, 2019	34	33
Class B common stock, par value 0.001; 100,000,000 shares authorized, 20,828,813 shares issued and 17,905,861 shares outstanding at September 30, 2020, and 22,106,961 shares issued and 19,184,009 shares outstanding at September 30, 2019	21	22
Additional paid-in capital	245,022	243,452
Treasury stock, at cost, 2,922,952 shares of Class B common stock, par value $0.001	(15,603)	(15,603)
Retained earnings	155,721	115,646
Total stockholders’ equity	385,195	343,550
Total liabilities and stockholders’ equity	$466,150	$389,923

See note to condensed financial statements of parent company.

CONSTRUCTION PARTNERS, INC.
PARENT COMPANY ONLY
CONDENSED STATEMENTS OF INCOME
(in thousands, except share and per share amounts)

	For the Fiscal Year Ended September 30,
	2020	2019
Equity in net income of subsidiaries	$43,712	$45,679
Equity-based compensation expense	(1,570)	(957)
General and administrative expenses	(2,597)	(2,666)
Interest expense, net	(1,218)	(153)
Gain on sale of equipment, net	—	1
Other income	—	5
Income before provision for income taxes	38,327	41,909
Income tax benefit	1,970	1,212
Net income	$40,297	$43,121
Net income per share attributable to common stockholders:
Basic	$0.78	$0.84
Diluted	$0.78	0.84
Weighted average number of common shares outstanding:
Basic	51,489,211	51,421,159
Diluted	51,636,934	51,427,220

See note to condensed financial statements of parent company.

CONSTRUCTION PARTNERS, INC.
PARENT COMPANY ONLY
CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Fiscal Year Ended September 30,
	2020	2019
Cash flows from operating activities:
Net income	$40,297	$43,121
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation, depletion and amortization of long-lived assets	463	179
Gain on sale of equipment	—	(1)
Equity-based compensation expense	1,570	957
Equity in net income of subsidiaries	(43,712)	(45,679)
Deferred income tax (benefit) expense	(425)	99
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(183)	771
Other assets	(6)	257
Accrued expenses and other current liabilities	(965)	1,662
Other liabilities	1,397	311
Net cash (used in) provided by operating activities	(1,564)	1,677
Cash flows from investing activities:
Purchases of property, plant and equipment	(1,189)	(755)
Proceeds from sale of equipment	—	1
Investment in subsidiary	(17,303)	(19,703)
Net cash (used in) investing activities	(18,492)	(20,457)
Cash flows from financing activities:
Change in amounts due to (from) subsidiaries, net	34,150	16,959
Payment of treasury stock purchase obligation	—	(569)
Proceeds from sale of stock	—	3
Net cash provided by financing activities	34,150	16,393
Net change in cash and cash equivalents	14,094	(2,387)
Cash and cash equivalents:
Beginning of period	63,947	66,334
End of period	$78,041	$63,947

See note to condensed financial statements of parent company.

Note to Condensed Financial Statements of Parent Company
On December 31, 2019, the Company completed an internal reorganization by merging Construction Partners Holdings, Inc. with and into the Company, with the Company surviving the merger. Therefore, the condensed parent company-only financial statements above reflect the retroactive combination of these entities as if it had occurred on October 1, 2018 for comparative purposes. The presentation change for September 30, 2019 had no effect on previously reported net income of the Company.
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

Note 26 - Subsequent Events
Subsequent to September 30, 2020, a subsidiary of the Company acquired the operations of three asphalt and paving companies in North Carolina. The acquired businesses collectively added eleven hot-mix asphalt plants in North Carolina, providing the Company with access to additional markets and expanding its footprint in the state. The acquisitions will be accounted for as business combinations in accordance with ASC 805. The aggregate purchase price of $57.4 million (exclusive of reimbursement to the respective sellers for inventory assets acquired) was paid from cash on hand at closing.
In each case, the provisional allocation of the purchase price to assets acquired and liabilities assumed, based on their estimated fair values at the acquisition date, was determined in accordance with the methodology described under Fair Value Measurements above in Note 2 - Significant Accounting Policies. The amount of the purchase price exceeding the preliminary net fair value of identifiable assets acquired and liabilities assumed is expected to be recorded as goodwill in the aggregate amount of $21.1 million, which is deductible for income tax purposes. Goodwill primarily represents the assembled workforce and synergies expected to result from the acquisition. Upon finalizing the accounting for this transaction, management expects to ascribe value to other identifiable intangible assets, including customer relationships and customer backlog, which will reduce the preliminary amount allocated to goodwill.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.

Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2020. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2020, our disclosure controls and procedures were effective to provide reasonable assurance that material information that we are required to disclose in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that information that we are required to disclose in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d -15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control—Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of September 30, 2020.
Attestation Report of Registered Public Accounting Firm
We are an emerging growth company, as defined by Rule 12b-2 of the Exchange Act, and therefore are not required to provide an attestation report of our registered public accounting firm with respect to our internal control over financial reporting.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.
None.

PART III
Item 10.  Directors, Executive Officers and Corporate Governance.
The information required by this Item is incorporated by reference to the proxy statement for the 2020 annual meeting of stockholders of the Company to be filed by the Company with the SEC under the Exchange Act (the “2020 Proxy Statement”). We intend to file the 2020 Proxy Statement on or about January 22, 2020, but in any event within 120 days after September 30, 2020.

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
(a)     Documents Filed as Part of this Report.
(1)     Financial Statements.
The consolidated financial statements of Construction Partners, Inc. and its subsidiaries and the parent-only financial statements of Construction Partners, Inc. included herein at Item 8 are as follows:
•Report of Independent Registered Public Accounting Firm — RSM US LLP
•Consolidated Balance Sheets as of September 30, 2020 and 2019
•Consolidated Statements of Income for the fiscal years ended September 30, 2020 and 2019
•Consolidated Statements of Changes in Stockholders’ Equity for the fiscal years ended September 30, 2020 and 2019
•Consolidated Statements of Cash Flows for the fiscal years ended September 30, 2020 and 2019
•Notes to Consolidated Financial Statements for the fiscal years ended September 30, 2020 and 2019
•Parent Company Only Condensed Balance Sheets as of September 30, 2020 and 2019
•Parent Company Only Condensed Statements of Income for the fiscal years ended September 30, 2020 and 2019
•Parent Company Only Condensed Statements of Cash Flows for the fiscal years ended September 30, 2020 and 2019
•Note to Condensed Financial Statements of Parent Company
(2)      Financial Statement Schedules.
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
10.2
Amended and Restated Credit Agreement, dated as of July 30, 2020, by and among Construction Partners, Inc. and each of its wholly owned subsidiaries, as borrowers, BBVA USA, as agent, sole lead arranger and sole bookrunner, and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-38479) filed on August 3, 2020)

10.3†
Form of Employment Agreement, dated April 1, 2020, by and between Construction Partners, Inc. and certain executive officers (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-38479) filed on April 3, 2020)

10.3A†
Amendment to Employment Agreement, effective as of October 1, 2020, by and between Construction Partners, Inc. and Fred J. Smith, III (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-38479) filed on October 2, 2020)

10.4†
Construction Partners, Inc. 2018 Equity Incentive Plan (incorporated by reference to Exhibit 10.7 to Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-224174) filed on April 23, 2018)

10.4A†
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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 11th day of December, 2020.

CONSTRUCTION PARTNERS, INC.

By:	/s/ Charles E. Owens
Charles E. Owens
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name and Signature	Title	Date

/s/ Charles E. Owens	President, Chief Executive Officer and Director	December 11, 2020
Charles E. Owens	(Principal Executive Officer)

/s/ R. Alan Palmer	Executive Vice President and Chief Financial Officer	December 11, 2020
R. Alan Palmer	(Principal Financial Officer)

/s/ Todd K. Andrews	Chief Accounting Officer	December 11, 2020
Todd K. Andrews	(Principal Accounting Officer)

/s/ Ned N. Fleming, III	Executive Chairman of the Board and Directors	December 11, 2020
Ned N. Fleming, III

/s/ Craig Jennings	Director	December 11, 2020
Craig Jennings

/s/ Mark R. Matteson	Director	December 11, 2020
Mark R. Matteson

/s/ Michael H. McKay	Director	December 11, 2020
Michael H. McKay

/s/ Stefan L. Shaffer	Director	December 11, 2020
Stefan L. Shaffer

/s/ Noreen E. Skelly	Director	December 11, 2020
Noreen E. Skelly