Form 10-Q
period 2020-12-31
Construction Partners, Inc.
filed 2021-02-05
CIK 1718227

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2020
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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of February 3, 2021, the registrant had 34,034,505 shares of Class A common stock, $0.001 par value, and 17,757,240 shares of Class B common stock, $0.001 par value, outstanding.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
Certain statements contained in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including statements related to future events, business strategy, future performance, future operations, backlog, financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management. All statements other than statements of historical fact may be forward-looking statements. Forward-looking statements are often, but not always, identified by the use of words such as “seek,” “anticipate,” “plan,” “continue,” “estimate,” “expect,” “may,” “will,” “project,” “predict,” “potential,” “targeting,” “intend,” “could,” “might,” “should,” “believe,” “outlook” and variations of such words or their negative and similar expressions. Forward-looking statements should not be read as a guarantee of future performance or results, and may not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking statements are based on management’s belief, based on currently available information, as to the outcome and timing of future events. These statements involve estimates, assumptions, known and unknown risks, uncertainties and other factors that may cause actual results or events to differ materially from those expressed in such forward-looking statements. When evaluating forward-looking statements, you should consider the risk factors and other cautionary statements described in this Quarterly Report on Form 10-Q and under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2020. We believe the expectations reflected in the forward-looking statements contained in this report are reasonable, but no assurance can be given that these expectations will prove to be correct. Forward-looking statements should not be unduly relied upon.
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

These factors are not necessarily all of the important factors that could cause actual results or events to differ materially from those expressed in the forward-looking statements. Other unknown or unpredictable factors could also cause actual results or events to differ materially from those expressed in the forward-looking statements. Our future results will depend upon various other risks and uncertainties, including those described in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the fiscal year ended September 30, 2020. All forward-looking statements attributable to us are qualified in their entirety by this cautionary statement. Forward-looking statements speak only as of the date hereof. We undertake no obligation to update or revise any forward-looking statements after the date on which any such statement is made, whether as a result of new information, future events or otherwise, except as required by law.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CONSTRUCTION PARTNERS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31,	September 30,
	2020	2020
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$51,719	$148,316
Contracts receivable including retainage, net	113,057	131,770
Costs and estimated earnings in excess of billings on uncompleted contracts	12,148	7,873
Inventories	41,719	38,561
Prepaid expenses and other current assets	9,980	5,041
Total current assets	228,623	331,561

Property, plant and equipment, net	285,235	237,230
Operating lease right-of-use assets	6,938	7,383
Goodwill	77,034	46,348
Intangible assets, net	3,172	3,224
Investment in joint venture	109	198
Other assets	2,730	1,784
Deferred income taxes	386	386
Total assets	$604,227	$628,114
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$49,727	$64,732
Billings in excess of costs and estimated earnings on uncompleted contracts	30,930	33,704
Current portion of operating lease liabilities	1,712	2,046
Current maturities of long-term debt	13,000	13,000
Accrued expenses and other current liabilities	12,150	22,347
Total current liabilities	107,519	135,829
Long-term liabilities:
Long-term debt, net of current maturities and deferred debt issuance costs	75,867	79,053
Operating lease liabilities, net of current portion	5,422	5,554
Deferred income taxes	14,003	14,003
Other long-term liabilities	7,955	8,480
Total long-term liabilities	103,247	107,090
Total liabilities	210,766	242,919
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $0.001; 10,000,000 shares authorized at December 31, 2020 and September 30, 2020 and no shares issued and outstanding	—	—
Class A common stock, par value $0.001; 400,000,000 shares authorized, 33,875,884 shares issued and outstanding at December 31, 2020 and September 30, 2020	34	34
Class B common stock, par value $0.001; 100,000,000 shares authorized, 20,828,813 shares issued and 17,905,861 outstanding at December 31, 2020 and September 30, 2020	21	21
Additional paid-in capital	245,417	245,022
Treasury stock, at cost, 2,922,952 shares of Class B common stock, par value $0.001	(15,603)	(15,603)
Retained earnings	163,592	155,721
Total stockholders’ equity	393,461	385,195
Total liabilities and stockholders’ equity	$604,227	$628,114

See notes to consolidated financial statements (unaudited).

CONSTRUCTION PARTNERS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(unaudited in thousands, except share and per share data)

	For the Three Months Ended December 31,
	2020	2019
Revenues	$190,929	$175,314
Cost of revenues	160,335	151,557
Gross profit	30,594	23,757
General and administrative expenses	(20,084)	(17,113)
Gain on sale of equipment, net	333	309
Operating income	10,843	6,953
Interest expense, net	(468)	(281)
Other income	165	65
Income before provision for income taxes and earnings from investment in joint venture	10,540	6,737
Provision for income taxes	(2,680)	(1,319)
Earnings from investment in joint venture	11	43
Net income	$7,871	$5,461

Net income per share attributable to common stockholders:
Basic	$0.15	$0.11
Diluted	$0.15	$0.11

Weighted average number of common shares outstanding:
Basic	51,489,211	51,489,211
Diluted	51,717,848	51,609,380

See notes to consolidated financial statements (unaudited).

CONSTRUCTION PARTNERS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(unaudited in thousands, except share data)

	For the three months ended December 31, 2020
	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Treasury Stock	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
September 30, 2020	33,875,884	$34	20,828,813	$21	$245,022	$(15,603)	$155,721	$385,195
Net income	—	—	—	—	—	—	7,871	7,871
Equity-based compensation expense	—	—	—	—	395	—	—	395
December 31, 2020	33,875,884	$34	20,828,813	$21	$245,417	$(15,603)	$163,592	$393,461

	For the three months ended December 31, 2019
	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Treasury Stock	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
September 30, 2019	32,597,736	$33	22,106,961	$22	$243,452	$(15,603)	$115,646	$343,550
Net income	—	—	—	—	—	—	5,461	5,461
Equity-based compensation expense	—	—	—	—	395	—	—	395
Conversion of Class B common stock to Class A common stock	107,682	—	(107,682)	—	—	—	—	—
Effect of adopting ASU Topic 842	—	—	—	—	—	—	(222)	(222)
December 31, 2019	32,705,418	$33	21,999,279	$22	$243,847	$(15,603)	$120,885	$349,184

See notes to consolidated financial statements (unaudited).

CONSTRUCTION PARTNERS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited in thousands)

	For the Three Months Ended December 31,
	2020	2019
Cash flows from operating activities:
Net income	$7,871	$5,461
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization of long-lived assets	11,094	9,438
Amortization of deferred debt issuance costs and debt discount	64	36
Unrealized gain on derivative instruments	(1,165)	(66)
Provision for bad debt	175	145
Gain on sale of equipment, net	(333)	(309)
Equity-based compensation expense	395	395
Earnings from investment in joint venture	(11)	(43)
Distribution of earnings from investment in joint venture	100	139
Other non-cash adjustments	(21)	(6)
Changes in operating assets and liabilities, net of acquisition:
Contracts receivable including retainage, net	18,538	21,981
Costs and estimated earnings in excess of billings on uncompleted contracts	(4,275)	(2,122)
Inventories	928	(1,535)
Prepaid expenses and other current assets	(4,119)	(2,943)
Other assets	(946)	331
Accounts payable	(15,255)	(21,815)
Billings in excess of costs and estimated earnings on uncompleted contracts	(2,774)	54
Accrued expenses and other current liabilities	(9,427)	(7,444)
Other long-term liabilities	(130)	(11)
Net cash provided by operating activities, net of acquisition	709	1,686
Cash flows from investing activities:
Purchases of property, plant and equipment	(10,462)	(23,595)
Proceeds from sale of equipment	492	492
Business acquisitions, net of cash acquired	(84,086)	(17,748)
Distributions received from investment in joint venture	—	361
Net cash used in investing activities	(94,056)	(40,490)
Cash flows from financing activities:
Proceeds from issuance of long-term debt, net of debt issuance costs and discount	—	9,777
Repayments of long-term debt	(3,250)	(2,149)
Net cash (used in) provided by financing activities	(3,250)	7,628
Net change in cash and cash equivalents	(96,597)	(31,176)
Cash and cash equivalents:
Beginning of period	148,316	80,619
End of period	$51,719	$49,443

Supplemental cash flow information:
Cash paid for interest	$672	$496
Cash paid for income taxes	$—	$300
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$282	$217
Cash paid for operating lease liabilities	$748	$870
Non-cash items:
Property, plant and equipment financed with accounts payable	$1,549	$391

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

Note 2 - Significant Accounting Policies
Basis of Presentation
These consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation. These interim consolidated statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), which permit reduced disclosure for interim periods. The Consolidated Balance Sheet as of September 30, 2020 was derived from audited financial statements for the fiscal year then ended, but does not include all necessary disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) with respect to annual financial statements. In the opinion of management, these unaudited consolidated financial statements include all recurring adjustments and normal accruals necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the dates and periods presented. These consolidated financial statements and accompanying notes should be read in conjunction with the Company’s audited annual consolidated financial statements and notes thereto included in its Annual Report on Form 10-K for the fiscal year ended September 30, 2020 (the “2020 Form 10-K”). Results for interim periods are not necessarily indicative of the results to be expected for a full fiscal year or for any future period.

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

A description of certain critical accounting policies of the Company is presented below. Additional critical accounting policies and the underlying judgments and uncertainties are described in the notes to the Company’s annual consolidated financial statements included in the 2020 Form 10-K.
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
Contract Assets and Contract Liabilities
Billing practices for the Company’s contracts are governed by the contract terms of each project and are typically based on (i) progress toward completion approved by the owner or customer, (ii) achievement of milestones or (iii) pre-agreed schedules. Billings do not necessarily correlate with revenues recognized under the cost-to-cost input method (formerly known as the percentage-of-completion method). The Company records contract assets and contract liabilities to account for these differences in timing.
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
Concentration of Risks
Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of contracts receivable including retainage. In the normal course of business, the Company provides credit to its customers and does not generally require collateral. The Company monitors concentrations of credit risk associated with these receivables on an ongoing basis. The Company has not historically experienced significant credit losses, due primarily to management’s assessment of customers’ credit ratings. The Company principally deals with recurring customers, state and local governments and well-known local companies whose reputations are known to management. The Company performs credit checks for significant new customers and generally requires progress payments for significant projects. The Company generally has the ability to file liens against the property if payments are not made on a timely basis. No single customer accounted for more than 10% of the Company’s contracts receivable including retainage, net balance at December 31, 2020 or September 30, 2020.
Projects performed for various Departments of Transportation accounted for 27.8% and 31.0% of consolidated revenues for the three months ended December 31, 2020 and 2019, respectively. The only customer that accounted for more than 10% of consolidated revenues during either of those periods is presented below.

	% of Consolidated Revenues
	for the Three Months Ended December 31,
	2020	2019
Alabama Department of Transportation	7.2%	10.8%

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

	% of Consolidated Revenues for the Three Months Ended December 31,
	2020	2019
Private	40.6%	39.4%
Public	59.4%	60.6%
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
Revenue recognized during a reporting period is based on the cost-to-cost input method applied to the total transaction price, including adjustments for variable consideration, such as liquidated damages, penalties or bonuses, related to the timeliness or quality of project performance. The Company includes variable consideration in the estimated transaction price at the most likely amount to which the Company expects to be entitled or, in the case of liquidated damages or penalties, the most likely amount the Company expects to incur. Such amounts are included in the transaction price to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty is resolved. The Company accounts for changes to the estimated transaction price using a cumulative catch-up adjustment.
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
Change orders are modifications of an original contract that effectively change the existing provisions of the contract and become part of the single performance obligation that is partially satisfied at the date of the contract modification. This is because goods and services promised under change orders are generally not distinct from the remaining goods and services under the existing contract due to the significant integration of services performed in the context of the contract. Accordingly, change orders are generally accounted for as a modification of the existing contract and a single performance obligation. The Company accounts for the modification using a cumulative catch-up adjustment. Either the Company or its customers may initiate change orders, which may include changes in specifications or designs, manner of performance, facilities, equipment, materials, sites and period of completion of the work.
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
Fair Value Measurements
The Company measures and discloses certain financial assets and liabilities at fair value. ASC Topic 820, Fair Value Measurements and Disclosures ("ASC 820"), defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Inputs used to measure fair value are classified using the following hierarchy:
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
The Company’s financial instruments include cash and cash equivalents, contracts receivable including retainage and accounts payable reflected as current assets and current liabilities on its Consolidated Balance Sheets at December 31, 2020 and September 30, 2020. Due to the short-term nature of these instruments, management considers their carrying value to approximate their fair value.
The Company also has term loans and a revolving credit facility, as described in Note 8 - Debt. The carrying value of amounts outstanding under these credit facilities is reflected as long-term debt, net of current maturities and current maturities of debt on the Company’s Consolidated Balance Sheets at December 31, 2020 and September 30, 2020. Due to the variable rate or short-term nature of these instruments, management considers their carrying value to approximate their fair value.
The Company also has derivative instruments. The fair value of derivative instruments is based on forward and spot prices, as described in Note 16 - Fair Value Measurements.
Management applies fair value measurement guidance to its impairment analysis for tangible and intangible assets.
Reclassifications
Certain amounts in prior periods have been reclassified to conform to the current period presentation. These reclassifications had no effect on previously reported net income.

Note 3 - Accounting Standards
Recently Adopted Accounting Pronouncements
In June 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments - Credit Losses (“Topic 326”), which introduces an impairment model that is based on expected losses rather than incurred losses. Under the new guidance, an entity recognizes as an allowance its estimate of expected credit losses, which the FASB believes will result in more timely recognition of such losses. The amendments pursuant to Topic 326 were effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company adopted this guidance effective October 1, 2020 as required and noted no material impact to the Company’s consolidated financial statements.

In August 2018, the FASB issued ASU 2018-15, Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (“ASU 2018-15”). This ASU requires customers in a hosting arrangement that is a service contract to capitalize certain implementation costs as if the arrangement was an internal-use software project. ASU 2018-15 was effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company adopted this guidance effective October 1, 2020 as required and noted no material impact to the Company’s consolidated financial statements.

Note 4 - Business Acquisitions
North Carolina Acquisitions
During the three months ended December 31, 2020, a subsidiary of the Company purchased four HMA production and paving companies on the following dates and based in the following locations: (i) on October 8, 2020, in Carthage, North Carolina, (ii) on October 30, 2020, in Ahoskie, North Carolina, (iii) on December 3, 2020, in Raleigh, North Carolina, and (iv) on December 18, 2020, in Kitty Hawk, North Carolina. The acquired businesses added thirteen HMA plants in central and eastern North Carolina, providing the Company with access to additional markets and expanding its footprint in the state.
The acquisitions were accounted for as business combinations in accordance with ASC 805. The provisional allocation of the purchase price to assets acquired and liabilities assumed, based on their estimated fair values at the acquisition date, was determined in accordance with the methodology described under the heading “Fair Value Measurements” above in Note 2 - Significant Accounting Policies. Goodwill primarily represents the assembled workforce and synergies expected to result from the acquisition. Upon finalizing the accounting for these transactions, management expects to ascribe value to other identifiable intangible assets, including customer relationships and customer backlog, which will reduce the provisional amount allocated to goodwill.
For the acquisitions completed during the three months ended December 31, 2020, the Company paid combined consideration of $84.1 million, provisionally allocated as follows: $4.0 million of inventory, $0.8 million of other current assets, $48.6 million of property, plant and equipment and $30.7 million of goodwill, which is expected to be deductible for income tax purposes. An additional payable of $0.3 million for property, plant and equipment is included in accounts payable at December 31, 2020. The Consolidated Statement of Income for the three months ended December 31, 2020 includes $7.1 million of revenue and a $(0.2) million in net loss attributable to the operations of these acquisitions from their respective acquisition dates through December 31, 2020.
Results of Operations of Acquisitions Completed Subsequent to December 31, 2019

Unaudited consolidated pro forma revenues and net income, as if our acquisitions completed subsequent to December 31, 2019 (including those described above) had been completed as of October 1, 2019 are as follows (in thousands):

	For the Three Months Ended December 31,
	2020	2019
Pro forma revenues	$211,452	$208,003
Pro forma net income	$8,639	$6,559

Pro forma information is presented for informational purposes and may not be indicative of revenue that would have been achieved if the acquisitions had actually been completed as of October 1, 2019.

Note 5 - Contracts Receivable Including Retainage, net
Contracts receivable including retainage, net consisted of the following at December 31, 2020 and September 30, 2020 (in thousands):

	December 31, 2020	September 30, 2020
	(unaudited)
Contracts receivable	$92,022	$112,197
Retainage	22,633	21,013
	114,655	133,210
Allowance for doubtful accounts	(1,598)	(1,440)
Contracts receivable including retainage, net	$113,057	$131,770

Retainage receivables have been billed, but are not due until contract completion and acceptance by the customer.

Note 6 - Contract Assets and Liabilities
Costs and estimated earnings compared to billings on uncompleted contracts at December 31, 2020 and September 30, 2020 consisted of the following (in thousands):

	December 31, 2020	September 30, 2020
	(unaudited)
Costs on uncompleted contracts	$855,498	$876,229
Estimated earnings to date on uncompleted contracts	102,685	101,055
	958,183	977,284
Billings to date on uncompleted contracts	(976,965)	(1,003,115)
Net billings in excess of costs and estimated earnings on uncompleted contracts	$(18,782)	$(25,831)

Significant changes to balances of costs and estimated earnings in excess of billings (contract asset) and billings in excess of costs and estimated earnings (contract liability) on uncompleted contracts from September 30, 2020 to December 31, 2020 are presented below (in thousands):

	Costs and Estimated Earnings in Excess of Billings on Uncompleted Contracts	Billings in Excess of Costs and Estimated Earnings on Uncompleted Contracts	Net Billings in Excess of Costs and Estimated Earnings on Uncompleted Contracts
September 30, 2020	$7,873	$(33,704)	$(25,831)
Changes in revenue billed, contract price or cost estimates	$4,275	$2,774	$7,049
December 31, 2020 (unaudited)	$12,148	$(30,930)	$(18,782)

At December 31, 2020, the Company had unsatisfied or partially unsatisfied performance obligations under construction project contracts representing approximately $516.3 million in aggregate transaction price. The Company expects to earn revenue as it satisfies its performance obligations under such contracts in the amount of approximately $415.9 million during the remainder of the fiscal year ending September 30, 2021 and $100.4 million thereafter.

Note 7 - Property, Plant and Equipment
Property, plant and equipment at December 31, 2020 and September 30, 2020 consisted of the following (in thousands):

	December 31, 2020	September 30, 2020
	(unaudited)
Construction equipment	$280,668	$253,157
Plants	116,656	102,392
Land and improvements	48,576	38,760
Quarry reserves	22,092	22,092
Buildings	21,994	18,307
Furniture and fixtures	5,608	5,648
Leasehold improvements	1,135	1,135
Total property, plant and equipment, gross	496,729	441,491
Accumulated depreciation, depletion and amortization	(219,514)	(209,532)
Construction in progress	8,020	5,271
Total property, plant and equipment, net	$285,235	$237,230

Depreciation and depletion expense related to property, plant and equipment was $11.0 million and $9.4 million for the three months ended December 31, 2020 and 2019, respectively.

Note 8 - Debt
The Company maintains credit facilities to finance acquisitions, to fund the purchase of real estate, construction equipment, plants and other fixed assets, and for general working capital purposes. Debt at December 31, 2020 and September 30, 2020 consisted of the following (in thousands):

	December 31, 2020	September 30, 2020
	(unaudited)
Long-term debt:
Term Loan	$89,600	$92,850
Revolving Credit Facility	—	—
Total long-term debt	89,600	92,850
Deferred debt issuance costs	(733)	(797)
Current maturities of long-term debt	(13,000)	(13,000)
Long-term debt, net of current maturities and deferred debt issuance costs	$75,867	$79,053

The Company and each of its subsidiaries are parties to a credit agreement with BBVA USA, as agent, issuing bank and a lender, and certain other lenders (as amended and restated, the “Credit Agreement”). The Credit Agreement provides for a term loan (the “Term Loan”) and a $50.0 million revolving credit facility (the “Revolving Credit Facility”). The obligations of the Company and its subsidiaries under the Credit Agreement are secured by a first priority security interest in substantially all of the Company’s assets.
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

Note 9 - Equity
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

Note 10 - Earnings Per Share
As discussed in Note 9 - Equity, the Company has Class A common stock and Class B common stock. Because the only differences between the two classes of common stock are related to voting rights, conversion rights and transfer restrictions applicable to shares of Class B common stock, the Company has not presented earnings per share under the two-class method, as the earnings per share are the same for both Class A common stock and Class B common stock. The following table summarizes the weighted-average number of basic common shares outstanding and the calculation of basic earnings per share for the periods presented (unaudited in thousands, except share and per share amounts):

	For the Three Months Ended December 31,
	2020	2019
Numerator
Net income attributable to common shareholders	$7,871	$5,461
Denominator
Weighted average number of common shares outstanding, basic	51,489,211	51,489,211
Net income per common share attributable to common shareholders, basic	$0.15	$0.11

The following table summarizes the calculation of the weighted-average number of diluted common shares outstanding and the calculation of diluted earnings per share for the periods presented (unaudited in thousands, except share and per share amounts):

	For the Three Months Ended December 31,
	2020	2019
Numerator
Net income attributable to common stockholders	$7,871	$5,461
Denominator
Weighted average number of basic common shares outstanding, basic	51,489,211	51,489,211
Effect of dilutive securities:
2019 restricted stock grants	228,637	120,169
Weighted average number of diluted common shares outstanding:	51,717,848	51,609,380
Net income per diluted common share attributable to common stockholders	$0.15	$0.11

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
The Company’s effective income tax rate for the three months ended December 31, 2020 and 2019 was 25.4% and 19.5%, respectively. The effective income tax rate for the three months ended December 31, 2019 was favorably impacted by the filing of an amended consolidated state return. The Company recorded an amended return benefit of $0.4 million resulting from the utilization of net operating loss carryforwards.

Note 12 - Related Parties
On December 31, 2017, the Company sold an indirect wholly owned subsidiary to an immediate family member of an executive officer of the Company (“Purchaser of subsidiary”) in consideration for an interest-bearing note receivable in the amount of $1.0 million, which approximated the net book value of the disposed entity. At December 31, 2020, $0.1 million and $0.5 million was reflected on the Company’s Consolidated Balance Sheets within other current assets and other assets, respectively, representing the remaining balances on this note receivable. In connection with this transaction, the Company also received an interest-bearing note receivable from the disposed entity (“Disposed entity”) on December 31, 2017 in the amount of $1.0 million representing certain accounts payable of the disposed subsidiary that were paid by the Company. At December 31, 2020, $0.1 million and $0.3 million was reflected on the Company’s Consolidated Balance Sheets within other current assets and other assets, respectively, representing the remaining balances on this note receivable. Remaining principal and interest payments are scheduled to be made in periodic installments during fiscal year 2021 through fiscal year 2026.

From time to time, the Company conducts or has conducted business with the following related parties:
•Prior to its acquisition by the Company, a current subsidiary of the Company advanced funds to an entity owned by an immediate family member of an executive officer of the Company in connection with a land development project. The obligations of the borrower entity to repay the advances are guaranteed by a separate entity owned by the same family member of the officer. Amounts outstanding under the advances do not bear interest and are reflected on the Company's Consolidated Balance Sheet within other assets (“Land Development Project”).
•Entities owned by immediate family members of an executive officer of the Company perform subcontract work for a subsidiary of the Company, including trucking and grading services (“Subcontracting Services”).
•From time to time, a subsidiary of the Company provides construction services to various companies owned by family members an executive officer of the Company (“Construction Services”).
•Since June 1, 2014, the Company has been a party to an access agreement with Island Pond Corporate Services, LLC, which provides a location for the Company to conduct business development activities from time to time on a property owned by the Executive Chairman of the Company’s Board of Directors (“Island Pond”).
•The Company purchases vehicles from an entity owned by a family member of an executive officer of the Company (“Vehicles - Purchases”).
•The Company rents vehicles from an entity owned by a family member of an executive officer of the Company (“Vehicles - Rent Expense”).
•A family member of an executive officer of the Company provides consulting services to a subsidiary of the Company (“Consulting Services”).
•The Company is party to a management services agreement with SunTx, under which the Company pays SunTx $0.27 million per fiscal quarter and reimburses certain travel and other out-of-pocket expenses associated with services rendered under the management services agreement.

The following table presents revenues earned and expenses incurred by the Company during the three months ended December 31, 2020 and 2019, and accounts receivable and payable balances at December 31, 2020 and September 30, 2020, related to transactions with the related parties described above (in thousands):

	Revenue Earned (Expense Incurred)				Accounts Receivable (Payable)
	For the Three Months Ended December 31,				December 31,	September 30,
	2020		2019		2020	2020
	(unaudited)		(unaudited)		(unaudited)
Purchaser of Subsidiary	$—		$—		$621	$621
Disposed Entity	$—		$—		$396	$396
Land Development Project	$—		$—		$774	$774
Subcontracting Services	$(2,178)	(1)	$(1,578)	(1)	$(312)	$(654)
Construction Services	$—		$1,280		$—	$123
Island Pond	$(80)	(2)	$(80)	(2)	$—	$—
Vehicles - Purchases	$(310)	(3)	$(50)	(3)	$—	$—
Vehicles - Rent expense	$(78)	(2)	$(203)	(2)	$—	$—
Consulting Services	$(32)	(2)	$(71)	(2)	$—	$—
SunTx	$(617)	(2)	$(314)	(2)	$—	$—

(1) Cost is reflected as cost of revenues on the Company’s Consolidated Statements of Income.
(2) Cost is reflected as general and administrative expenses on the Company’s Consolidated Statements of Income.
(3) Purchases reflected in Property, plant & equipment, net, on the Company's Consolidated Balance Sheets.

Note 13 - Equity-Based Compensation
During the fiscal year ended September 30, 2019, the Company awarded a total of 292,534 restricted shares of Class A common stock to its non-employee directors under the Construction Partners, Inc. 2018 Equity Incentive Plan (the “2018 Equity Plan”) in lieu of any cash compensation. The grants are classified as equity awards. The aggregate grant date fair value of these restricted awards was $3.8 million. Two-thirds of the underlying shares vested on January 1, 2021, and the remaining one-third of the underlying shares will vest on January 1, 2022.
During the three months ended December 31, 2020, the Company recorded compensation expense in connection with these grants in the amount of $0.4 million, which is reflected as general and administrative expenses in the Company’s Consolidated Statements of Income. At December 31, 2020, there was approximately $1.3 million of unrecognized compensation expense related to these awards.

Note 14 - Leases
The Company leases certain facilities, office space, vehicles and equipment. As of December 31, 2020, operating leases under ASC Topic 842, Leases, were included in (i) operating lease right-of use assets, (ii) current portion of operating lease liabilities and (iii) operating lease liabilities, net of current portion on the Company’s Consolidated Balance Sheets in the amounts of $6.9 million, $1.7 million and $5.4 million, respectively. As of December 31, 2020, the Company did not have any lease contracts that had not yet commenced but had created significant rights and obligations.

The components of lease expense were as follows for the periods presented (in thousands):

	For the Three Months Ended December 31,
	2020	2019
	(unaudited)	(unaudited)
Operating lease cost	$800	$864
Short-term lease cost	2,490	3,719
Total lease expense	$3,290	$4,583

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

As of December 31, 2020, the weighted-average remaining term of the Company’s leases was 9.2 years, and the weighted-average discount rate was 4.00%. As of December 31, 2020, the lease liability was equal to the present value of the remaining lease payments, discounted using the incremental borrowing rate on the Company’s secured debt using a single maturity discount rate, as such rate is not materially different from the discount rate applied to each of the leases in the portfolio.

The following table summarizes the Company’s undiscounted lease liabilities outstanding as of December 31, 2020 (unaudited in thousands):

Fiscal Year	Amount
Remainder of 2021	$1,514
2022	1,291
2023	873
2024	782
2025	622
2026 and thereafter	3,616
Total future minimum lease payments	$8,698
Less: imputed interest	1,564
Total	$7,134

The Company has lease agreements associated with quarry facilities under which the Company makes royalty payments. The payments are generally based on tons sold in a particular period; however, certain agreements have minimum annual payments. Royalty expense recorded in cost of revenue during the three months ended December 31, 2020 and 2019 was $0.2 million.

Note 15 - Investment in Derivative Instruments

The Company’s operations expose it to a variety of market risks, including the effects of changes in commodity prices and changes in interest rates. As part of its risk management process, the Company began entering into commodity swap transactions through regulated commodity exchanges in February 2020. To manage interest rate exposure, the Company has entered into derivative instruments using interest rate swaps. The objective of entering into interest rate swaps is to eliminate the variability of cash flows associated with movements in interest rates over the life of the loans. At December 31, 2020, the aggregate notional value of these interest rate swap agreements was $44.5 million.

The following tables represent the approximate amount of realized and unrealized gains (losses) recognized in earnings on commodity derivative contracts and interest rate swap agreements for the three months ended December 31, 2020 and 2019 and the fair value of these derivatives as of December 31, 2020 and September 30, 2020 (in thousands):

	For the Three Months Ended December 31,
		2020			2019
		(unaudited)			(unaudited)
	Change in			Change in
Income Statement Classification	Realized Gain (Loss)	Unrealized Gain (Loss)	Total Gain (Loss)	Realized Gain (Loss)	Unrealized Gain (Loss)	Total Gain (Loss)
Cost of revenues	$(139)	$945	$806	$—	$—	$—
Interest expense, net	(180)	220	40	(25)	66	41
Total	$(319)	$1,165	$846	$(25)	$66	$41

	December 31, 2020	September 30, 2020
Balance Sheet Classification	(unaudited)
Prepaid expenses and other current assets	$267	$—
Other assets	175	—
Accrued expense and other current liabilities - commodity swaps	—	(183)
Other long-term liabilities - commodity swaps	—	(320)
Other long-term liabilities - interest rate swaps	(1,488)	(1,708)
Net unrealized gain (loss) position	$(1,046)	$(2,211)

Note 16 - Fair Value Measurements

The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2020 and September 30, 2020 under ASC 820 (in thousands):

	December 31, 2020	September 30, 2020
	(unaudited)
	Level 2	Level 2
Assets
Commodity Swaps	$442	$—
Liabilities
Commodity swaps	$—	$503
Interest rate swaps	$1,488	$1,708

Derivative liabilities included in Level 2 include commodity and interest rate swap contracts. The fair values of the Company’s Level 2 derivative liabilities are estimated using an analysis of the expected cash flow of the contract in combination with marketable observable inputs, including forward and spot prices for commodity swaps and interest rate curves for interest rate swaps.
Note 17 - Purchase Commitments
As of December 31, 2020, the Company had unconditional purchase commitments for diesel fuel in the normal course of business in the aggregate amount of $0.9 million. As of December 31, 2020, the Company’s purchase commitments for the remainder of fiscal year 2021 and annually thereafter were as follows (unaudited in thousands):

Fiscal Year	Amount
Remainder of 2021	$862
2022	50
Total	$912

Note 18 - COVID-19 Pandemic

The Company is closely monitoring the impact of the COVID-19 pandemic on all aspects of its business, including how it has impacted and may continue to impact the Company’s customers, employees, suppliers, and vendors. While the Company did not incur significant disruptions in its operations from COVID-19 during the three months ended December 31, 2020, due to the uncertainties surrounding the COVID-19 pandemic, it is unable to predict the impact that COVID-19 will have on its financial position, operating results and cash flows in future periods.

Note 19 - Subsequent Events

Restricted Stock Award

On January 4, 2021, the Company awarded a total of 10,000 restricted shares of Class A common stock to an executive officer under the 2018 Equity Plan. The grant is classified as an equity award. The aggregate grant date fair value of this restricted stock award was $0.3 million. The shares of restricted stock vest as follows: one-fourth on January 4, 2021, one-fourth on January 4, 2022, one-fourth on January 4, 2023 and one-fourth on January 4, 2024.

Conversion of Class B Common Stock to Class A Common Stock

On January 19, 2021, certain stockholders of the Company converted a total of 148,621 shares of Class B common stock into shares of Class A common stock on a one-for-one basis. Following the conversion, there were 34,034,505 shares of Class A common stock and 17,757,240 shares of Class B common stock outstanding.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
This discussion and analysis of our financial condition and results of operations is intended to assist in understanding and assessing the trends and significant changes in our results of operations and financial condition during the period covered by this report. Historical results may not be indicative of future performance. This discussion includes forward-looking statements that reflect our plans, estimates and beliefs. Such statements involve risks and uncertainties. Our actual results may differ materially from those contemplated by these forward-looking statements as a result of various factors, including those set forth under the headings “Risk Factors” and “Cautionary Statement Regarding Forward-Looking Statements.” This discussion should be read in conjunction with our unaudited consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and notes thereto included in the 2020 Form 10-K. In this discussion, we use certain non-GAAP financial measures. Explanations of these non-GAAP financial measures and reconciliations to the most directly comparable GAAP financial measures are included in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Investors should not consider non-GAAP financial measures in isolation or as substitutes for financial information presented in compliance with GAAP.
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

Recent Developments

COVID-19
We are closely monitoring the impact of the COVID-19 pandemic on all aspects of our business, including its impact on our customers, employees, suppliers, and vendors. We have implemented a number of safety measures in response to the pandemic, including, among other things, increased focus on appropriate spacing during “toolbox” meetings and our execution of construction projects, enhanced cleaning and disinfection protocols, and added flexibility in the times, locations and manner in which we conduct our work. Notwithstanding these additional safety measures, we did not incur significant disruptions from COVID-19 during the three months ended December 31, 2020, as road construction has been designated a “critical infrastructure” industry and an “essential business” in each state within our footprint, which has allowed us to continue to operate without significant delays related to state and local shelter-in-place orders.

However, due to the continued uncertainties surrounding the COVID-19 pandemic, we are unable to predict the impact that COVID-19 will have on our financial position, operating results and cash flows in future periods. We continue to monitor risks to our business arising from increasing transmission rates of COVID-19, including (i) our need to adopt enhanced safety and cleaning protocols, which have required significant time and attention from our management and workforce, (ii) employee absences, which could adversely affect our productivity and our ability to complete projects in accordance with our contractual obligations, and could require us to temporarily close our facilities or project sites, (iii) potential disruptions in our supply chains for raw materials or equipment, whether as a result of facility closures or otherwise, which could increase our labor and materials costs and impair our ability to manufacture hot-mix asphalt, and (iv) the impact of COVID-19 on our customers, which could cause these customers to cancel or delay current or prospective projects or become delinquent in their payments to us for work that we have performed. Several of these risks have materialized in varying degrees, but none of these risks, individually or in the aggregate, have significantly impacted our operations to date.

In addition, we continue to monitor the impact of COVID-19 on fuel and sales tax revenues, which in turn drive funding levels for public projects in our markets. For instance, a substantial portion of our revenues each quarter are derived from projects completed for various Departments of Transportation, as further described under the heading “Concentration of Risks” in Note 2 – Significant Accounting Policies to the unaudited consolidated financial statements included elsewhere in this report.

The extent to which our operations may be impacted by the COVID-19 pandemic will depend on future developments, which are highly uncertain and cannot be accurately predicted, including the duration of the pandemic, the rate at which vaccines become available, and actions by government authorities to contain the outbreak or mitigate the impact of the pandemic. Furthermore, the impacts of a potential worsening of economic conditions and the continued disruptions to, and volatility in, the financial markets remain unknown.

North Carolina Acquisitions
During the three months ended December 31, 2020, we acquired the operations of four HMA production and paving companies in North Carolina. The acquired businesses collectively added thirteen HMA plants in North Carolina, providing us with access to additional markets and expanding our footprint in the state. For further discussion regarding these transactions, see Note 4 - Business Acquisitions to the unaudited consolidated financial statements included elsewhere in this report.
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
General and Administrative Expenses
General and administrative expenses include costs related to our operational offices that are not allocated to direct contract costs and expenses related to our corporate offices and consist primarily of salaries and personnel costs for our administration, finance and accounting, legal, information systems, human resources and certain managerial employees. Additional expenses include audit, consulting and professional fees, stock-based compensation expense, travel, insurance, office space rental costs, property taxes and other corporate and overhead expenses.
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
Other Income
Other income primarily represents other miscellaneous income items.
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
The following table presents a reconciliation of net income, the most directly comparable measure calculated in accordance with GAAP, to Adjusted EBITDA, and the calculation of Adjusted EBITDA Margin for the periods presented (in thousands, except percentages):

	For the Three Months Ended December 31,
	2020	2019
Net income	$7,871	$5,461
Interest expense, net	468	281
Provision for income taxes	2,680	1,319
Depreciation, depletion and amortization of long-lived assets	11,094	9,438
Equity-based compensation expense	395	395
Management fees and expenses (1)	617	314
Adjusted EBITDA	$23,125	$17,208
Revenues	$190,929	$175,314
Adjusted EBITDA Margin	12.1%	9.8%
(1)Reflects fees and reimbursement of certain travel expenses under a management services agreement with SunTx (see Note 12 - Related Parties to the unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q).

Results of Operations
Three Months Ended December 31, 2020 Compared to Three Months Ended December 31, 2019
The following table sets forth selected financial data for the three months ended December 31, 2020 and December 31, 2019 (in thousands, except percentages):

					Change From the Three Months Ended
	For the Three Months Ended December 31,				December 31, 2019
					to the Three Months Ended
	2020		2019		December 31, 2020
	Dollars	% of Revenues	Dollars	% of Revenues	$ Change	% Change
Revenues	$190,929	100.0%	$175,314	100.0%	$15,615	8.9%
Cost of revenues	160,335	84.0%	151,557	86.4%	8,778	5.8%
Gross profit	30,594	16.0%	23,757	13.6%	6,837	28.8%
General and administrative expenses	(20,084)	(10.5)%	(17,113)	(9.8)%	(2,971)	17.4%
Gain on sale of equipment, net	333	0.2%	309	0.2%	24	7.8%
Operating income	10,843	5.7%	6,953	4.0%	3,890	55.9%
Interest expense, net	(468)	(0.2)%	(281)	(0.2)%	(187)	66.5%
Other income	165	—%	65	—%	100	153.8%
Income before provision for income taxes and earnings from investment in joint venture	10,540	5.5%	6,737	3.8%	3,803	56.4%
Provision for income taxes	(2,680)	(1.4)%	(1,319)	(0.8)%	(1,361)	103.2%
Earnings from investment in joint venture	11	—%	43	0.1%	(32)	(74.4)%
Net income	$7,871	4.1%	$5,461	3.1%	$2,410	44.1%
Adjusted EBITDA	$23,125	12.1%	$17,208	9.8%	$5,917	34.4%

Revenues. Revenues for the three months ended December 31, 2020 increased $15.6 million, or 8.9%, to $190.9 million from $175.3 million for the three months ended December 31, 2019. The increase included $12.2 million of revenues attributable to acquisitions completed subsequent to December 31, 2019 and an increase of approximately $3.4 million of revenues in our existing markets from contract work and sales of HMA and aggregates to third parties.
Gross Profit. Gross profit for the three months ended December 31, 2020 increased $6.8 million, or 28.8%, to $30.6 million from $23.8 million for the three months ended December 31, 2019. The increase in gross profit was primarily the result of the 8.9% increase in revenue from the three months ended December 31, 2020 compared to the three months ended December 31, 2019. Additionally, the higher gross profit was the result of an increase in gross profit margin to 16.0% for the three months ended December 31, 2020 from 13.6% for the three months ended December 31, 2019, primarily due to (i) efficient utilization of our plants and equipment, (ii) a $1.3 million increase in gross profit attributable to our liquid asphalt terminal, at which we purchase liquid asphalt at wholesale prices, thereby reducing our cost of revenues and (iii) net gains of $0.8 million on commodity derivative instruments that we entered into subsequent to December 31, 2019.

General and Administrative Expenses. General and administrative expenses for the three months ended December 31, 2020 increased $3.0 million, or 17.4%, to $20.1 million from $17.1 million for the three months ended December 31, 2019. The increase in general and administrative expenses for the three months ended December 31, 2020 compared to the three months ended December 31, 2019 was primarily the result of (i) a $1.5 million increase in management personnel payroll and benefits, (ii) a $0.8 million increase in overhead expenses attributable to acquisitions completed subsequent to December 31, 2019 and (iii) a $0.8 million increase in various professional fees, including acquisition related costs.
Interest Expense, Net. Interest expense, net for the three months ended December 31, 2020 increased $0.2 million, or 66.5%, to $0.5 million compared to $0.3 million for the three months ended December 31, 2019. The increase in interest expense was due to an increase in the average principal debt balance outstanding during the three months ended December 31, 2020 compared to the corresponding period in 2019.

Provision for Income Taxes. Our effective tax rate increased to 25.4% for the three months ended December 31, 2020, from 19.5% for the three months ended December 31, 2019. Our lower effective tax rate during the three months ended December 31, 2019 was the result of a benefit of $0.4 million related to the utilization of net operating loss carryforwards, reflected in an amended consolidated state return filed during the period.

Earnings from Investment in Joint Venture. During the three months ended December 31, 2020 and 2019, we earned $11.0 thousand and $43.0 thousand, respectively, of pre-tax income from our 50% interest in the earnings of a joint venture that we entered into with a third party in November 2017 for the sole purpose of performing a construction project for the Alabama Department of Transportation.
Net Income. Net income increased $2.4 million, or 44.1%, to $7.9 million for the three months ended December 31, 2020, compared to $5.5 million for the three months ended December 31, 2019. The increase in net income was a result of an increase in gross profit, partially offset by an increase in general and administrative expenses and additional interest expense during the three months ended December 31, 2020 compared to the three months ended December 31, 2019, all as described above.
Adjusted EBITDA and Adjusted EBITDA Margin. Adjusted EBITDA and Adjusted EBITDA Margin were $23.1 million and 12.1%, respectively, for the three months ended December 31, 2020, compared to $17.2 million and 9.8%, respectively, for the three months ended December 31, 2019. The increase in Adjusted EBITDA was the result of a higher gross profit and depreciation, depletion and amortization of long-lived assets, partially offset by an increase in general and administrative expenses and interest expense. The higher Adjusted EBITDA Margin was a primarily a result of the increase in Adjusted EBITDA during the period. See the description of Adjusted EBITDA and Adjusted EBITDA Margin, as well as a reconciliation of Adjusted EBITDA to net income, under the heading “How We Assess Performance of Our Business”.
Inflation and Price Changes
Inflation had an immaterial impact on our results of operations for the three months ended December 31, 2020 and 2019 due to relatively low inflation in the United States in recent years and our ability to recover increasing costs by obtaining higher prices for our products, including sale price escalator clauses in most of our public infrastructure sector contracts. Inflation risk varies with the level of activity in our industry, the number, size and strength of competitors and the availability of products to supply a local market.
Liquidity and Capital Resources
Cash Flows Analysis
The following table sets forth our cash flows for the periods indicated (in thousands):

	For the Three Months Ended December 31,
	2020	2019
Net cash provided by operating activities, net of acquisition	$709	$1,686
Net cash used in investing activities	(94,056)	(40,490)
Net cash provided by (used in) financing activities	(3,250)	7,628
Net change in cash and cash equivalents	$(96,597)	$(31,176)

Operating Activities
During the three months ended December 31, 2020, cash provided by operating activities, net of acquisitions, was $0.7 million, primarily as a result of:
•net income of $7.9 million, including $11.1 million of depreciation, depletion and amortization of long-lived assets;
•a decrease in contracts receivable including retainage, net, of $18.5 million due to normal fluctuations resulting from the timing of processing transactions in our accounts receivable cycle;

•a decrease in accounts payable and accrued expenses and other current liabilities of $24.7 million due to the timing of processing transactions in our accounts payable cycle; and

•a net decrease in the difference between costs and estimated earnings in excess of billings on uncompleted contracts and billings in excess of costs and estimated earnings on uncompleted contracts of $7.0 million due to the timing of performing and closing projects.

During the three months ended December 31, 2019, cash provided by operating activities, net of acquisitions, was $1.7 million, primarily as a result of:

•net income of $5.5 million, including $9.4 million of depreciation, depletion and amortization of long-lived assets;

•a decrease in contracts receivable including retainage, net, of $22.0 million due to normal fluctuations resulting from the timing of processing transactions in our accounts receivable cycle;

•a decrease in accounts payable and accrued expenses and other current liabilities of $29.3 million due to the timing of processing transactions in our accounts payable cycle; and

•a net decrease in the difference between costs and estimated earnings in excess of billings on uncompleted contracts and billings in excess of costs and estimated earnings on uncompleted contracts of $2.1 million due the timing of performing and closing projects.

Investing Activities
During the three months ended December 31, 2020, cash used in investing activities was $94.1 million, of which $84.1 million related to acquisitions completed in the period and $10.5 million was invested in property, plant and equipment, partially offset by $0.5 million of proceeds from the sale of equipment.
During the three months ended December 31, 2019, cash used in investing activities was $40.5 million, of which $17.7 million related to acquisitions completed in the period and $23.6 million was invested in property, plant and equipment, partially offset by $0.5 million of proceeds from the sale of equipment and a $0.3 million distribution from our investment in a joint venture.

Financing Activities
During the three months ended December 31, 2020, cash used in financing activities was $3.3 million, representing the repayment of principal on long-term debt during the period.
During the three months ended December 31, 2019, cash provided by financing activities was $7.6 million. We received $9.7 million from proceeds on long-term debt, net of debt issuance costs and discounts, which was offset by $2.1 million of repayments of principal on long-term debt.

Credit Agreement
We and each of our subsidiaries are parties to the Credit Agreement, which provides for the Term Loan and the Revolving Credit Facility. At December 31, 2020 and September 30, 2020, we had $89.6 million and $92.9 million, respectively, of principal outstanding under the Term Loan, $0.0 million and $0.0 million, respectively, of principal outstanding under the Revolving Credit Facility, and availability of $38.3 million and $39.3 million, respectively, under the Revolving Credit Facility, after reduction for outstanding letters of credit. At December 31, 2020, the interest rate on outstanding borrowings under the Term Loan ranged from 1.64% to 2.50%.
The Credit Agreement requires the Company to satisfy certain financial covenants, including a minimum fixed charge coverage ratio of 1.20-to-1.00 and a maximum consolidated leverage ratio of 2.75-to-1.00, subject to certain adjustments. At December 31, 2020 and September 30, 2020, our fixed charge coverage ratio was 3.40-to-1.00 and 2.85-to-1.00, respectively, and our consolidated leverage ratio was 0.98-to-1.00 and 1.08-to-1.00, respectively.

From time to time, we have entered into interest rate swap agreements to hedge against the risk of changes in interest rates. These interest rate swap agreements do not meet the criteria for hedge accounting treatment in accordance with GAAP. At December 31, 2020 and September 30, 2020, the aggregate notional value of these interest rate swap agreements was $44.5 million and $46.5 million, respectively, and the fair value was $(1.5) million and $(1.7) million, respectively, which is included within other long-term liabilities on our Consolidated Balance Sheets.

Capital Requirements and Sources of Liquidity
Our cash requirements include costs related to capital expenditures, purchase of materials, production of materials and organic expansion into new markets. Our working capital needs are driven by the seasonality and growth of our business, with our cash requirements increasing in periods of growth. Additional cash requirements resulting from our growth include the costs of additional personnel, production and distribution facilities, enhancements to our information systems, expenditures related to our compliance with laws and rules applicable to public companies and our integration of any acquired businesses.

During the three months ended December 31, 2020 and 2019, our capital expenditures were $10.5 million and $23.6 million, respectively. Our capital expenditures are typically made during the same fiscal year in which they are approved. At December 31, 2020, our commitments for capital expenditures were not material to our financial condition or results of operations on a consolidated basis. For fiscal 2021, we expect total capital expenditures to be $47.0 million to $50.0 million. Our capital expenditure budget is an estimate and is subject to change.

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

We believe that our operating cash flow, together with cash on hand and available borrowings under our credit facilities, will be sufficient to fund our operations and planned capital expenditures for at least the next 12 months. However, future cash flows are subject to a number of variables, including the potential impacts of COVID-19, and significant additional capital expenditures will be required to conduct our operations. There can be no assurance that operations and other capital resources will provide cash in sufficient amounts to maintain planned or future levels of capital expenditures. In the event that we make one or more acquisitions and the amount of capital required is greater than the amount of cash on hand we have available for acquisitions at that time, we could be required to reduce the expected level of capital expenditures and/or seek additional capital. If we seek additional capital, we may do so through borrowings under our credit facilities, joint ventures, asset sales, offerings of debt or equity securities or other means. However, the unprecedented public health and governmental efforts to contain the spread of COVID-19 have created significant uncertainty as to general economic conditions for the remainder of 2021 and beyond, and our ability to engage in any such transactions may be constrained by economic conditions and other factors outside of our control. We cannot guarantee that this additional capital will be available on acceptable terms or at all. If we are unable to obtain the funds we need, we may not be able to complete acquisitions that may be favorable to us or finance the capital expenditures necessary to conduct our operations.

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
We have entered into fuel swap contracts to mitigate the financial impact of fluctuations in fuel prices. As of December 31, 2020, we had fuel swap contracts to pay fixed prices for fuel with an aggregate notional amount of 3.7 million gallons, maturing incrementally through fiscal year 2023. The fair value of these derivative contracts was $0.4 million at December 31, 2020. These fuel swap contracts provide a fixed price for less than 50% of our estimated fuel usage for the remainder of fiscal years 2021 through 2023.

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
At December 31, 2020, we had a total of $16.5 million of non-hedged variable rate borrowings outstanding.

Contractual Obligations
The following table sets forth certain information about our contractual obligations as of December 31, 2020 (in thousands):

		Payments Due by Fiscal Years
	Total	Remainder of 2021	2022	2023	2024	2025	2026 and Thereafter
Debt obligations	$89,600	$9,750	$13,000	$13,000	$53,850	$—	$—
Operating leases	8,698	1,514	1,291	873	782	622	3,616
Purchase commitments	912	862	50	—	—	—	—
Total	$99,210	$12,126	$14,341	$13,873	$54,632	$622	$3,616

Off-Balance Sheet Arrangements
As of December 31, 2020, we had no material off-balance sheet arrangements, except for letters of credit of $11.9 million and purchase commitments for diesel fuel of $0.9 million entered into in the normal course of business.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Pursuant to the Instructions to paragraph (c) of Item 305 of Regulation S-K, information is not required to be disclosed under Item 305(c) of Regulation S-K for interim periods until after the first fiscal year end in which Item 305 is applicable, which for us will be interim periods after September 30, 2021.

Item 4. Controls and Procedures.
Evaluation of Disclosure Control and Procedures
Our management carried out, as of December 31, 2020, with the participation of our Chief Executive Officer and our Chief Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2020, our disclosure controls and procedures were effective to provide reasonable assurance that material information required to be disclosed by us in reports we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - Other Information
Item 1. Legal Proceedings.
Due to the nature of our business, we are involved in routine litigation or subject to other disputes or claims related to our business activities, including, among other things, (i) workers’ compensation claims, (ii) employment-related disputes and (iii) liability issues or breach of contract or tortious conduct claims in connection with the performance of services and provision of materials. We and our affiliates are also subject to government inquiries in the ordinary course of business seeking information concerning our compliance with government construction contracting requirements and various laws and regulations, the outcome of which cannot be predicted with certainty. In the opinion of our management, after consultation with legal counsel, none of the pending inquiries, litigation, disputes or claims against us, if decided adversely to us, would have a material adverse effect on our financial condition, cash flows or results of operations. There have been no material changes to the legal proceedings disclosed in the 2020 Form 10-K.

Item 1A. Risk Factors.
In addition to the other financial information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors,” in the 2020 Form 10-K that could materially affect our business, financial condition or future operating results. There have been no material changes from the information set forth in Part I, Item 1A, “Risk Factors” in the 2020 Form 10-K. The risks described in the 2020 Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Unregistered Sales of Equity Securities
The Company did not sell any of its equity securities during the period covered by this report that were not registered under the Securities Act.
Issuer Purchases of Equity Securities
During the quarter covered by this report, the Company did not purchase any of its equity securities that are registered under Section 12 of the Exchange Act.

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

CONSTRUCTION PARTNERS, INC.

Date: February 5, 2021	By:	/s/ Charles E. Owens
Charles E. Owens
President and Chief Executive Officer

Date: February 5, 2021	By:	/s/ R. Alan Palmer
R. Alan Palmer
Executive Vice President and Chief Financial Officer