Form 10-Q
period 2021-03-31
Construction Partners, Inc.
filed 2021-05-07
CIK 1718227

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒
As of May 5, 2021, the registrant had 35,719,569 shares of Class A common stock, $0.001 par value, and 16,572,909 shares of Class B common stock, $0.001 par value, outstanding.

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
•a pandemic, such as the pandemic related to the novel strain of coronavirus known as COVID-19 (“COVID-19”), which may disrupt our business as a result of employee absences, supply chain interruptions or declines or delays in customer demand for our services;
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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CONSTRUCTION PARTNERS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	March 31,	September 30,
	2021	2020
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$33,749	$148,316
Contracts receivable including retainage, net	125,146	131,770
Costs and estimated earnings in excess of billings on uncompleted contracts	17,675	7,873
Inventories	46,129	38,561
Prepaid expenses and other current assets	10,047	5,041
Total current assets	232,746	331,561

Property, plant and equipment, net	289,893	237,230
Operating lease right-of-use assets	6,778	7,383
Goodwill	77,442	46,348
Intangible assets, net	4,753	3,224
Investment in joint venture	109	198
Other assets	3,651	1,784
Deferred income taxes, net	386	386
Total assets	$615,758	$628,114
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$62,518	$64,732
Billings in excess of costs and estimated earnings on uncompleted contracts	26,443	33,704
Current portion of operating lease liabilities	1,663	2,046
Current maturities of debt	13,000	13,000
Accrued expenses and other current liabilities	22,706	22,347
Total current liabilities	126,330	135,829
Long-term liabilities:
Long-term debt, net of current maturities	72,680	79,053
Operating lease liabilities, net of current portion	5,308	5,554
Deferred income taxes, net	14,003	14,003
Other long-term liabilities	8,451	8,480
Total long-term liabilities	100,442	107,090
Total liabilities	226,772	242,919
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $0.001; 10,000,000 shares authorized at March 31, 2021 and September 30, 2020 and no shares issued and outstanding	—	—
Class A common stock, par value $0.001; 400,000,000 shares authorized, 35,719,569 shares issued and outstanding at March 31, 2021, and 33,875,884 shares issued and outstanding at September 30, 2020	35	34
Class B common stock, par value $0.001; 100,000,000 shares authorized, 19,495,861 shares issued and 16,572,909 outstanding at March 31, 2021 and 20,828,813 shares issued and 17,905,861 outstanding at September 30, 2020	20	21
Additional paid-in capital	245,877	245,022
Treasury stock, at cost, 2,922,952 shares of Class B common stock, par value $0.001	(15,603)	(15,603)
Retained earnings	158,657	155,721
Total stockholders’ equity	388,986	385,195
Total liabilities and stockholders’ equity	$615,758	$628,114

See notes to consolidated financial statements (unaudited).

CONSTRUCTION PARTNERS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(unaudited in thousands, except share and per share data)

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2021	2020	2021	2020
Revenues	$179,112	$168,679	$370,041	$343,993
Cost of revenues	161,040	148,505	321,375	300,062
Gross profit	18,072	20,174	48,666	43,931
General and administrative expenses	(24,475)	(16,821)	(44,559)	(33,934)
Gain on sale of equipment, net	9	435	342	744
Operating income	(6,394)	3,788	4,449	10,741
Interest expense, net	(298)	(1,834)	(766)	(2,115)
Other income (expense)	244	44	409	109
Income (loss) before provision for income taxes and earnings from investment in joint venture	(6,448)	1,998	4,092	8,735
Provision for income taxes	1,513	(531)	(1,167)	(1,850)
Earnings from investment in joint venture	—	70	11	113
Net income (loss)	$(4,935)	$1,537	$2,936	$6,998

Net income (loss) per share attributable to common stockholders:
Basic	$(0.10)	$0.03	$0.06	$0.14
Diluted	$(0.10)	$0.03	$0.06	$0.14

Weighted average number of common shares outstanding:
Basic	51,686,652	51,489,211	51,586,846	51,489,211
Diluted	51,686,652	51,619,403	51,673,582	51,612,340

See notes to consolidated financial statements (unaudited).

CONSTRUCTION PARTNERS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(unaudited in thousands, except share data)

	For the six months ended March 31, 2021
	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Treasury Stock	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
September 30, 2020	33,875,884	$34	20,828,813	$21	$245,022	$(15,603)	$155,721	$385,195
Net income	—	—	—	—	—	—	7,871	7,871
Equity-based compensation expense	—	—	—	—	395	—	—	395
December 31, 2020	33,875,884	$34	20,828,813	$21	$245,417	$(15,603)	$163,592	$393,461
Net income (loss)	—	—	—	—	—	—	$(4,935)	$(4,935)
Conversion of Class B common stock to Class A common stock	1,332,952	1	(1,332,952)	$(1)	$—	$—	$—	$—
Equity-based compensation expense	—	—	—	—	$460	—	—	$460
Issuance of stock grant awards	510,733	—	—	$—	$—	$—	$—	$—
March 31, 2021	35,719,569	$35	19,495,861	$20	$245,877	$(15,603)	$158,657	$388,986

	For the six months ended March 31, 2020
	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Treasury Stock	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
September 30, 2019	32,597,736	$33	22,106,961	$22	$243,452	$(15,603)	$115,646	$343,550
Net income	—	—	—	—	—	—	5,461	5,461
Equity-based compensation expense	—	—	—	—	395	—	—	395
Conversion of Class B common stock to Class A common stock	107,682	—	(107,682)	—	—	—	—	—
Effect of adopting ASU Topic 842	—	—	—	—	—	—	(222)	(222)
December 31, 2019	32,705,418	$33	21,999,279	$22	$243,847	$(15,603)	$120,885	$349,184
Net income	—	—	—	—	—	—	1,537	1,537
Equity-based compensation expense	—	—	—	—	390	—	—	390
March 31, 2020	32,705,418	$33	21,999,279	$22	$244,237	$(15,603)	$122,422	$351,111

See notes to consolidated financial statements (unaudited).

CONSTRUCTION PARTNERS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited in thousands)

	For the Six Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net income	$2,936	$6,998
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization of long-lived assets	23,385	19,031
Amortization of deferred debt issuance costs and debt discount	127	74
Unrealized (gain) loss on derivative instruments	(2,377)	2,263
Provision for bad debt	361	305
Gain on sale of equipment, net	(342)	(744)
Equity-based compensation expense	855	785
Earnings from investment in joint venture	(11)	(113)
Distribution of earnings from investment in joint venture	100	139
Other non-cash adjustments	(24)	(11)
Changes in operating assets and liabilities, net of acquisition:
Contracts receivable including retainage, net	6,263	16,680
Costs and estimated earnings in excess of billings on uncompleted contracts	(9,802)	(4,071)
Inventories	(3,482)	(4,632)
Prepaid expenses and other current assets	(4,343)	1,597
Other assets	(1,275)	332
Accounts payable	(2,464)	(12,452)
Billings in excess of costs and estimated earnings on uncompleted contracts	(7,261)	(1,575)
Accrued expenses and other current liabilities	(8)	(3,967)
Other long-term liabilities	(240)	(24)
Net cash provided by operating activities, net of acquisitions	2,398	20,615
Cash flows from investing activities:
Purchases of property, plant and equipment	(26,898)	(34,512)
Proceeds from sale of equipment	927	1,419
Business acquisitions, net of cash acquired	(84,494)	(30,191)
Return of investment in joint venture	—	361
Net cash used in investing activities	(110,465)	(62,923)
Cash flows from financing activities:
Proceeds from issuance of long-term debt, net of debt issuance costs and discount	—	24,777
Repayments of long-term debt	(6,500)	(9,294)
Net cash (used in) provided by financing activities	(6,500)	15,483
Net change in cash and cash equivalents	(114,567)	(26,825)
Cash and cash equivalents:
Beginning of period	148,316	80,619
End of period	$33,749	$53,794

Supplemental cash flow information:
Cash paid for interest	$1,303	$924
Cash paid for income taxes	$3,318	$3,400
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$615	$1,140
Cash paid for operating lease liabilities	$1,234	$1,672
Non-cash items:
Property, plant and equipment included with accounts payable at period end	$1,663	$794
Non-compete agreements to seller in business combination	$1,700	$—
Amounts payable to seller in business combination	$250	$2,642
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

Note 2 - Significant Accounting Policies
Basis of Presentation
These consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation. These interim consolidated statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), which permit reduced disclosure for interim periods. The Company's Consolidated Balance Sheets as of September 30, 2020 were derived from the Company's audited financial statements for the fiscal year then ended, but do not include all necessary disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) with respect to annual financial statements. In the opinion of management, these unaudited consolidated financial statements include all recurring adjustments and normal accruals necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the dates and periods presented. These consolidated financial statements and accompanying notes should be read in conjunction with the Company’s audited annual consolidated financial statements and notes thereto included in its Annual Report on Form 10-K for the fiscal year ended September 30, 2020 (the “2020 Form 10-K”). Results for interim periods are not necessarily indicative of the results to be expected for a full fiscal year or for any future period.

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
Emerging Growth Company
The Company is an “emerging growth company,” as defined by the Jumpstart Our Business Startups Act enacted in April 2012. As an emerging growth company, the Company could have taken advantage of an exemption that would have allowed the Company to wait to comply with new or revised financial accounting standards until the effective date of such standards for private companies. However, the Company has irrevocably elected to opt out of such extended transition period, which means that when a new or revised standard has a different effective date for public and private companies, the Company is required to adopt the standard on the effective date applicable to public companies that are not emerging growth companies.

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
Contracts Receivable Including Retainage, net
Contracts receivable are generally based on amounts billed and currently due from customers, amounts currently due but unbilled, and amounts retained by the customer pending completion of a project. It is common in the Company’s industry for a small portion of either progress billings or the contract price, typically 10%, to be withheld by the customer until the Company completes a project to the satisfaction of the customer in accordance with the applicable contract terms. Such amounts, defined as retainage, represent a contract asset and are included on the Company's Consolidated Balance Sheets as “Contracts receivable including retainage, net”. Based on the Company’s experience with similar contracts in recent years, billings for such retainage balances are generally collected within one year of the completion of the project.

Contracts receivable including retainage, net are stated at the amount management expects to collect from outstanding balances. Management provides for uncollectible accounts through a charge to earnings and a credit to the allowance for doubtful accounts based on its assessment of the current status of individual accounts, type of service performed, current economic conditions, historical losses and other information available to management. Balances that are still outstanding after management has used reasonable collection efforts are written off through a charge to the allowance for doubtful accounts and an adjustment to the contract receivable.
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
Concentration of Risks
Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of contracts receivable including retainage, net. In the normal course of business, the Company provides credit to its customers and does not generally require collateral. The Company monitors concentrations of credit risk associated with these receivables on an ongoing basis. The Company has not historically experienced significant credit losses, due primarily to management’s assessment of customers’ credit ratings. The Company principally deals with recurring customers, state and local governments and well-known local companies whose reputations are known to management. The Company performs credit checks for significant new customers and generally requires progress payments for significant projects. The Company generally has the ability to file liens against the property if payments are not made on a timely basis. No single customer accounted for more than 10% of the Company’s contracts receivable including retainage, net balance at March 31, 2021 or September 30, 2020.
Projects performed for various Departments of Transportation accounted for 26.1% and 27.8% of consolidated revenues for the three months ended March 31, 2021 and 2020, respectively, and for 27.0% and 29.4% of consolidated revenues for the six months ended March 31, 2021 and 2020, respectively. No single customer accounted for more than 10% of consolidated revenues during the three and six months ended March 31, 2021 and 2020.
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

	% of Consolidated Revenues
	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2021	2020	2021	2020
Private	41.8%	39.4%	41.2%	39.4%
Public	58.2%	60.6%	58.8%	60.6%
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

Derivative Instruments
The Company’s derivative instruments consist of commodity and interest rate swap contracts. None of the Company’s derivative instruments are designated as hedges for accounting purposes under the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 815, Derivatives and Hedging. Accordingly, the Company records derivative instruments on its Consolidated Balance Sheets as either an asset or liability measured at fair value and records changes in the fair value of derivatives in current earnings in the Consolidated Statements of Income for the period in which the change occurs. Gains and losses on derivatives are included in cash flows from operating activities.
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
The Company’s financial instruments include cash and cash equivalents, contracts receivable including retainage and accounts payable reflected as current assets and current liabilities on its Consolidated Balance Sheets at March 31, 2021 and September 30, 2020. Due to the short-term nature of these instruments, management considers their carrying value to approximate their fair value.
The Company also has term loans and a revolving credit facility, as described in Note 8 - Debt. The carrying value of amounts outstanding under these credit facilities is reflected as long-term debt, net of current maturities and current maturities of debt on the Company’s Consolidated Balance Sheets at March 31, 2021 and September 30, 2020. Due to the variable rate or short-term nature of these instruments, management considers their carrying value to approximate their fair value.
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
For these acquisitions, the Company has paid combined consideration of $84.5 million, provisionally allocated as follows: $4.0 million of inventory, $49.4 million of property, plant and equipment and $31.1 million of goodwill, which is expected to be deductible for income tax purposes. An additional payable of $0.3 million for property, plant and equipment is included in accounts payable at March 31, 2021. The Consolidated Statements of Income includes $12.2 million of revenue and $(3.0) million of net loss attributable to the operations of these acquisitions for the three months ended March 31, 2021 and $19.3 million of revenue and $(3.2) million of net loss attributable to the operations of these acquisitions for the six months ended March 31, 2021 from their respective acquisition dates.
Results of Operations of Acquisitions Completed Subsequent to March 31, 2020
Unaudited consolidated pro forma revenues and net income, as if acquisitions completed by the Company subsequent to March 31, 2020 (including those described above) had been completed as of October 1, 2019 are as follows (in thousands):

	For the Three Months Ended March 31,
	2021	2020
Pro forma revenues	$179,112	$183,622
Pro forma net income (loss)	$(4,935)	$(1,287)

	For the Six Months Ended March 31,
	2021	2020
Pro forma revenues	$390,564	$391,624
Pro forma net income	$3,704	$5,272

Pro forma information is presented for informational purposes and may not be indicative of revenue that would have been achieved if the acquisitions had actually been completed as of October 1, 2019.

Note 5 - Contracts Receivable Including Retainage, net
Contracts receivable including retainage, net consisted of the following at March 31, 2021 and September 30, 2020 (in thousands):

	March 31, 2021	September 30, 2020
	(unaudited)
Contracts receivable	$104,067	$112,197
Retainage	22,864	21,013
	126,931	133,210
Allowance for doubtful accounts	(1,785)	(1,440)
Contracts receivable including retainage, net	$125,146	$131,770

Retainage receivables have been billed, but are not due until contract completion and acceptance by the customer.

Note 6 - Contract Assets and Liabilities
Costs and estimated earnings compared to billings on uncompleted contracts at March 31, 2021 and September 30, 2020 consisted of the following (in thousands):

	March 31, 2021	September 30, 2020
	(unaudited)
Costs on uncompleted contracts	$888,654	$876,229
Estimated earnings to date on uncompleted contracts	103,005	101,055
	991,659	977,284
Billings to date on uncompleted contracts	(1,000,427)	(1,003,115)
Net billings in excess of costs and estimated earnings on uncompleted contracts	$(8,768)	$(25,831)

Significant changes to balances of costs and estimated earnings in excess of billings (contract asset) and billings in excess of costs and estimated earnings (contract liability) on uncompleted contracts from September 30, 2020 to March 31, 2021 are presented below (in thousands):

	Costs and Estimated Earnings in Excess of Billings on Uncompleted Contracts	Billings in Excess of Costs and Estimated Earnings on Uncompleted Contracts	Net Billings in Excess of Costs and Estimated Earnings on Uncompleted Contracts
September 30, 2020	$7,873	$(33,704)	$(25,831)
Changes in revenue billed, contract price or cost estimates	9,802	7,261	17,063
March 31, 2021 (unaudited)	$17,675	$(26,443)	$(8,768)

At March 31, 2021, the Company had unsatisfied or partially unsatisfied performance obligations under construction project contracts representing approximately $558.6 million in aggregate transaction price. The Company expects to earn revenue as it satisfies its performance obligations under those contracts in the amount of approximately $378.2 million during the remainder of the fiscal year ending September 30, 2021 and $180.4 million thereafter.

Note 7 - Property, Plant and Equipment
Property, plant and equipment at March 31, 2021 and September 30, 2020 consisted of the following (in thousands):

	March 31, 2021	September 30, 2020
	(unaudited)
Construction equipment	$291,893	$253,157
Plants	120,571	102,392
Land and improvements	47,016	38,760
Quarry reserves	23,668	22,092
Buildings	22,161	18,307
Furniture and fixtures	5,864	5,648
Leasehold improvements	1,135	1,135
Total property, plant and equipment, gross	512,308	441,491
Accumulated depreciation, depletion and amortization	(231,397)	(209,532)
Construction in progress	8,982	5,271
Total property, plant and equipment, net	$289,893	$237,230

Depreciation and depletion expense related to property, plant and equipment was $12.2 million and $9.5 million for the three months ended March 31, 2021 and 2020, respectively, and $23.2 million and $18.9 million for the six months ended March 31, 2021 and 2020, respectively.

Note 8 - Debt
The Company maintains credit facilities to finance acquisitions, to fund the purchase of real estate, construction equipment, plants and other fixed assets, and for general working capital purposes. Debt at March 31, 2021 and September 30, 2020 consisted of the following (in thousands):

	March 31, 2021	September 30, 2020
	(unaudited)
Long-term debt:
Term Loan	$86,350	$92,850
Revolving Credit Facility	—	—
Total long-term debt	86,350	92,850
Deferred debt issuance costs	(670)	(797)
Current maturities of long-term debt	(13,000)	(13,000)
Long-term debt, net of current maturities	$72,680	$79,053

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
Conversion of Class B Common Stock to Class A Common Stock
During the three months ended March 31, 2021, certain stockholders of the Company converted a total of 1,332,952 shares of Class B common stock into shares of Class A common stock on a one-for-one basis. As of March 31, 2021, there were 35,719,569 shares of Class A common stock and 16,572,909 shares of Class B common stock outstanding.
Secondary Offering of Class A Common Stock
In March 2021, certain stockholders of the Company (the “Selling Stockholders”) completed an underwritten secondary offering (the “Secondary Offering”) of 2,000,000 shares of Class A common stock at a public offering price of $31.25 per share. The Company did not receive any proceeds from the sale of shares by the Selling Stockholders and, pursuant to a registration rights agreement with the Selling Stockholders, incurred approximately $0.2 million in expenses in connection with the Secondary Offering.
Restricted Stock Awards
During the six months ended March 31, 2021, the Company awarded a total of 510,733 restricted shares of Class A common stock to Company management under the Construction Partners, Inc. 2018 Equity Incentive Plan (the “Equity Incentive Plan”).

Additional information about these transactions is set forth in Note 13 - Equity-Based Compensation.

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

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2021	2020	2021	2020
Numerator
Net income (loss) attributable to common shareholders	$(4,935)	$1,537	$2,936	$6,998
Denominator
Weighted average number of common shares outstanding, basic	51,686,652	51,489,211	51,586,846	51,489,211
Net income (loss) per common share attributable to common shareholders, basic	$(0.10)	$0.03	$0.06	$0.14

The following table summarizes the calculation of the weighted-average number of diluted common shares outstanding and the calculation of diluted earnings per share for the periods presented (unaudited in thousands, except share and per share amounts):

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2021	2020	2021	2020
Numerator
Net income (loss) attributable to common stockholders	$(4,935)	$1,537	$2,936	$6,998
Denominator
Weighted average number of basic common shares outstanding, basic	51,686,652	51,489,211	51,586,846	51,489,211
Effect of dilutive securities:
Restricted stock grants under 2018 Equity Incentive Plan	—	130,192	86,736	123,129
Weighted average number of diluted common shares outstanding	51,686,652	51,619,403	51,673,582	51,612,340
Net income (loss) per diluted common share attributable to common stockholders	$(0.10)	$0.03	$0.06	$0.14

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
The Company’s effective income tax rate for the three months ended March 31, 2021 and 2020 was 23.5% and 25.7%, respectively. The Company’s effective tax rate for the six months ended March 31, 2021 and 2020 was 28.4% and 20.9%, respectively. The effective income tax rate for the six months ended March 31, 2020 was favorably impacted by the filing of an amended consolidated state return. The Company recorded an amended return benefit of $0.4 million resulting from the utilization of net operating loss carryforwards.
Note 12 - Related Parties
On December 31, 2017, the Company sold an indirect wholly owned subsidiary to an immediate family member of an executive officer of the Company (“Purchaser of Subsidiary”) in consideration for an interest-bearing note receivable in the amount of $1.0 million, which approximated the net book value of the disposed entity. At March 31, 2021, $0.1 million and $0.5 million was reflected on the Company’s Consolidated Balance Sheets within other current assets and other assets, respectively, representing the remaining balances on this note receivable. In connection with this transaction, the Company also received an interest-bearing note receivable from the disposed entity (“Disposed Entity”) on December 31, 2017 in the amount of $1.0 million representing certain accounts payable of the disposed entity that were paid by the Company. At March 31, 2021, $0.1 million and $0.3 million was reflected on the Company’s Consolidated Balance Sheets within other current assets and other assets, respectively, representing the remaining balances on this note receivable. Remaining principal and interest payments are scheduled to be made in periodic installments during fiscal year 2021 through fiscal year 2026.

Prior to its acquisition by the Company, a current subsidiary of the Company advanced funds to an entity owned by an immediate family member of an officer of the Company in connection with a land development project. The obligations of the borrower entity to repay the advances were guaranteed by a separate entity owned by the same family member of the officer. Amounts outstanding under the advances did not bear interest and matured in full in March 2021. In March 2021, the subsidiary of the Company amended and restated the terms of the repayment obligation, as a result of which the officer personally assumed the remaining balance of the obligation. No new amounts were advanced to the officer by the Company or any subsidiary or affiliate thereof in connection with the transaction. Under the amended and restated terms, the officer executed a promissory note in favor of the Company’s subsidiary in the principal amount of $0.8 million. The note bears simple interest at a rate of 4.0% and requires annual minimum payments of $0.1 million inclusive of principal and accrued interest, with any remaining principal and accrued interest due and payable in full on

December 31, 2027. As security for his payment obligations, the officer pledged as collateral 30,000 shares of the 140,389 shares of Class B common stock that had previously been pledged as collateral and 7,500 shares of Class A common stock owned by the officer personally. Amounts outstanding under the note are reflected on the Company’s Consolidated Balance Sheets within other current assets and other assets (“Land Development Project”).

From time to time, the Company conducts or has conducted business with the following related parties:
•Entities owned by immediate family members of an executive officer of the Company perform subcontract work for a subsidiary of the Company, including trucking and grading services (“Subcontracting Services”).
•From time to time, a subsidiary of the Company provides construction services to various companies owned by family members of an executive officer of the Company (“Construction Services”).
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
The following table presents revenues earned and expenses incurred by the Company during the three and six months ended March 31, 2021 and 2020, and accounts receivable and payable balances at March 31, 2021 and September 30, 2020, related to transactions with the related parties described above (in thousands):

	Revenue Earned (Expense Incurred)								Accounts Receivable (Payable)
	For the Three Months Ended March 31,				For the Six Months Ended March 31,				March 31,	September 30,
	2021		2020		2021		2020		2021	2020
	(unaudited)		(unaudited)		(unaudited)		(unaudited)		(unaudited)
Purchaser of Subsidiary	$—		$—		$—		$—		$621	$621
Disposed Entity	—		—		—		—		396	396
Land Development Project	1		—		1		—		775	774
Subcontracting Services	(425)	(1)	(448)	(1)	(2,603)	(1)	(2,025)	(1)	(362)	(654)
Construction Services	119	(2)	254	(2)	119	(2)	1,534	(2)	211	123
Island Pond	(80)	(2)	(80)	(2)	(160)	(2)	(160)	(2)	—	—
Vehicles - Purchases	(98)	(3)	(64)	(3)	(408)	(3)	(114)	(3)	—	—
Vehicles - Rent Expense	(49)	(2)	(198)	(2)	(127)	(2)	(401)	(2)	—	—
Consulting Services	—	(2)	(72)	(2)	(32)	(2)	(143)	(2)	—	—
SunTx	(521)	(2)	(357)	(2)	(1,138)	(2)	(671)	(2)	—	—

(1) Cost is reflected as cost of revenues on the Company’s Consolidated Statements of Income.
(2) Cost is reflected as general and administrative expenses on the Company’s Consolidated Statements of Income.
(3) Purchases reflected in property, plant & equipment, net, on the Company's Consolidated Balance Sheets.

Note 13 - Equity-Based Compensation
During the fiscal year ended September 30, 2019, the Company awarded a total of 292,534 restricted shares of Class A common stock to its non-employee directors under the Equity Incentive Plan in lieu of any cash compensation. The grants are classified as equity awards. The aggregate grant date fair value of these restricted awards was $3.8 million. During the three and six months ended March 31, 2021, the Company recorded compensation expense in connection with these grants in the amount of $0.3 million and $0.7 million, respectively, which is reflected as general and administrative expenses in the Company’s Consolidated Statements of Income. At March 31, 2021, there was approximately $1.0 million of unrecognized compensation expense related to these awards.
During the quarter ended March 31, 2021, the Company awarded a total of 510,733 restricted shares of Class A common stock to Company management under the Equity Incentive Plan. The grants are classified as equity awards. The aggregate grant date fair value of these restricted awards was $13.6 million. During the three months ended March 31, 2021, the Company recorded compensation expense in connection with these grants in the amount of $0.2 million, which is reflected as general and administrative expenses in the Company’s Consolidated Statements of Income. At March 31, 2021, there was approximately $13.4 million of unrecognized compensation expense related to these awards.
The underlying shares subject to awards granted under the Equity Incentive Plan vested or will vest, as applicable, as follows:

Fiscal Year	Number of Shares
2021	207,706
2022	110,194
2023	12,683
2024	242,684
2025	230,000
Total	803,267

Note 14 - Leases
The Company leases certain facilities, office space, vehicles and equipment. As of March 31, 2021, operating leases under ASC Topic 842, Leases, were included in (i) operating lease right-of use assets, (ii) current portion of operating lease liabilities and (iii) operating lease liabilities, net of current portion on the Company’s Consolidated Balance Sheets in the amounts of $6.8 million, $1.7 million and $5.3 million, respectively. As of March 31, 2021, the Company had no lease contracts that had not yet commenced but had created significant rights and obligations.

The components of lease expense were as follows for the periods presented (in thousands):

	For the Three Months Ended March 31,
	2021	2020
	(unaudited)	(unaudited)
Operating lease cost	$553	$914
Short-term lease cost	2,635	3,644
Total lease expense	$3,188	$4,558

	For the Six Months Ended March 31,
	2021	2020
	(unaudited)	(unaudited)
Operating lease cost	$1,353	$1,777
Short-term lease cost	5,125	7,363
Total lease expense	$6,478	$9,140

Short-term leases (i.e., those with terms of 12 months or less) are not capitalized but are expensed on a straight-line basis over the lease term. The majority of the Company's short-term leases relate to equipment used on construction projects. These leases are entered into at periodic rental rates for an unspecified duration and typically have a termination for convenience provision. Short-term lease cost includes leases with terms of one month or less.

As of March 31, 2021, the weighted-average remaining term of the Company’s leases was 9.3 years, and the weighted-average discount rate was 3.96%. As of March 31, 2021, the lease liability was equal to the present value of the remaining lease payments, discounted using the incremental borrowing rate on the Company’s secured debt using a single maturity discount rate, as such rate is not materially different from the discount rate applied to each of the leases in the portfolio.

The following table summarizes the Company’s undiscounted lease liabilities outstanding as of March 31, 2021 (in thousands):

Fiscal Year	Amount (unaudited)
Remainder of 2021	$1,008
2022	1,368
2023	930
2024	827
2025	663
2026 and thereafter	3,698
Total future minimum lease payments	$8,494
Less: imputed interest	1,523
Total	$6,971

The Company has lease agreements associated with quarry facilities under which the Company makes royalty payments. The payments are generally based on tons sold in a particular period; however, certain agreements have minimum annual payments. Royalty expense recorded in cost of revenue was $0.2 million for the three months ended March 31, 2021 and 2020 and $0.4 million for the six months ended March 31, 2021 and 2020.

Note 15 - Investment in Derivative Instruments

The Company’s operations expose it to a variety of market risks, including the effects of changes in commodity prices and changes in interest rates. As part of its risk management process, the Company began entering into commodity swap transactions through regulated commodity exchanges in February 2020. To manage interest rate exposure, the Company has entered into derivative instruments using interest rate swaps. The objective of entering into interest rate swaps is to eliminate the variability of cash flows associated with movements in interest rates over the life of the loans. At March 31, 2021, the aggregate notional value of these interest rate swap agreements was $42.4 million.
The following tables represent the approximate amount of realized and unrealized gains (losses) recognized in earnings on commodity derivative contracts and interest rate swap agreements for the three and six months ended March 31, 2021 and 2020 and the fair value of these derivatives as of March 31, 2021 and September 30, 2020 (in thousands):

	For the Three Months Ended March 31, 2021 (unaudited)			For the Six Months Ended March 31, 2021 (unaudited)
	Change in			Change in
Income Statement Classification	Realized Gain (Loss)	Unrealized Gain (Loss)	Total Gain (Loss)	Realized Gain (Loss)	Unrealized Gain (Loss)	Total Gain (Loss)
Cost of revenues	$94	$813	$907	$(45)	$1,758	$1,713
Interest expense, net	(168)	400	232	(348)	619	271
Total	$(74)	$1,213	$1,139	$(393)	$2,377	$1,984

	For the Three Months Ended March 31, 2020 (unaudited)			For the Six Months Ended March 31, 2020 (unaudited)
	Change in			Change in
Income Statement Classification	Realized Gain (Loss)	Unrealized Gain (Loss)	Total Gain (Loss)	Realized Gain (Loss)	Unrealized Gain (Loss)	Total Gain (Loss)
Cost of revenues	$(21)	$(797)	$(818)	$(21)	$(797)	$(818)
Interest expense, net	(24)	(1,532)	(1,556)	(49)	(1,466)	(1,515)
Total	$(45)	$(2,329)	$(2,374)	$(70)	$(2,263)	$(2,333)

	March 31, 2021	September 30, 2020
Balance Sheet Classification	(unaudited)
Prepaid expenses and other current assets	$663	$—
Other assets	592	—
Accrued expense and other current liabilities - commodity swaps	—	(183)
Other long-term liabilities - commodity swaps	—	(320)
Other long-term liabilities - interest rate swaps	(1,089)	(1,708)
Net unrealized gain (loss) position	$166	$(2,211)

Note 16 - Fair Value Measurements

The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2021 and September 30, 2020 under ASC 820 (in thousands):

	March 31, 2021	September 30, 2020
	(unaudited)
	Level 2	Level 2
Assets
Commodity swaps	$1,255	$—

Liabilities
Commodity swaps	$—	$503
Interest rate swaps	1,089	1,708

Derivative liabilities included in Level 2 include commodity and interest rate swap contracts. The fair values of the Company’s Level 2 derivative liabilities are estimated using an analysis of the expected cash flow of the contract in combination with marketable observable inputs, including forward and spot prices for commodity swaps and interest rate curves for interest rate swaps.

Note 17 - Purchase Commitments
As of March 31, 2021, the Company had unconditional purchase commitments for diesel fuel in the normal course of business in the aggregate amount of $0.6 million. As of March 31, 2021, the Company’s purchase commitments for the remainder of fiscal year 2021 and annually thereafter were as follows (in thousands):

Fiscal Year	Amount (unaudited)
Remainder of 2021	$530
2022	50
Total	$580

Note 18 - COVID-19 Pandemic
The Company is closely monitoring the impact of the COVID-19 pandemic on all aspects of its business, including how it has impacted and may continue to impact the Company’s customers, employees, suppliers, and vendors. While the Company did not incur significant disruptions in its operations from the COVID-19 pandemic during the three and six months ended March 31, 2021, due to the uncertainties surrounding the COVID-19 pandemic, it is unable to predict the impact that the COVID-19 pandemic will have on its financial position, operating results and cash flows in future periods.

Note 19 - Legal Proceedings

From time to time, we are subject to various legal proceedings, regulatory matters or fines that arise in the ordinary course of business. We accrue a liability when management believes that it is probable that a liability has been incurred and that the amount of liability can be reasonably estimated.

Subsequent to March 31, 2021, the Company entered into a settlement agreement with a former stockholder of the Company relating to claims arising out of the former stockholder’s sale of shares of the Company’s common stock in a private transaction prior to the Company's initial public offering. Under the settlement agreement, the Company will pay $3.2 million to the former stockholder in exchange for a release of all claims made by the former stockholder against the Company in the arbitration proceeding. As a result of the parties’ entry into the settlement agreement, the Company has determined that liabilities associated with the arbitration proceeding, including the settlement amount, were probable and could be reasonably estimated as of March 31, 2021. Accordingly, the Company accrued $3.2 million for the settlement payment as of March 31, 2021, which amount is included in accrued expenses and other current liabilities in the Consolidated Balance Sheets and general and administrative expenses in the Consolidated Statements of Income included in this report.

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

Recent Developments
COVID-19
We did not incur significant disruptions from the COVID-19 pandemic during the three or six months ended March 31, 2021. However, we continue to closely monitor the impact of the pandemic on all aspects of our business, including its impact on our customers, employees, suppliers and vendors. Among the primary risks to our business arising from the pandemic are (i) employee absences, which could adversely affect our productivity and our ability to complete projects in accordance with our contractual obligations, and could require us to temporarily close our facilities or project sites, (ii) potential disruptions in our supply chains for raw materials or equipment, whether as a result of facility closures or otherwise, which could increase our labor and materials costs and impair our ability to manufacture HMA or the ability of our subcontractors to complete their required tasks, and (iii) the impact of the COVID-19 pandemic on our customers, which could cause these customers to cancel or delay current or prospective projects or become delinquent in their payments to us for work that we have performed. These risks have materialized in varying degrees since the beginning of the pandemic, but none of these risks, individually or in the aggregate, have significantly impacted our operations to date. In addition, we continue to monitor the impact of the COVID-19 pandemic on fuel and sales tax revenues, which in turn drive funding levels for public projects in our markets.

The extent to which our operations may be impacted by the COVID-19 pandemic will depend on future developments, which are highly uncertain, including the duration of the pandemic, the efficacy and adoption rates of vaccines, and actions by government authorities to contain the outbreak or mitigate the impact of the pandemic. Due to the continued uncertainties surrounding the COVID-19 pandemic, we are unable to predict the impact that the COVID-19 pandemic will have on our financial position, operating results and cash flows in future periods.

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
Gain on Sale of Equipment, Net
In the normal course of business, we sell construction equipment for various reasons, including when the cost of maintaining the asset exceeds the cost of replacing it. The gain or loss on sale of equipment reflects the difference between the carrying value at the date of disposal of the equipment and the net consideration received from the sale of equipment during the period.
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
Other Income (Expense)
Other income primarily represents other miscellaneous income items.
Adjusted EBITDA, Adjusted EBITDA Margin, and Adjusted Net Income (Loss)
Adjusted EBITDA represents net income (loss) before, as applicable from time to time, (i) interest expense, net, (ii) provision (benefit) for income taxes, (iii) depreciation, depletion and amortization of long-lived assets, (iv) equity-based compensation expense, (v) loss on extinguishment of debt (vi) certain management fees and expenses and (vii) nonrecurring legal settlement costs and associated legal expenses unrelated to the Company's core operations. Adjusted EBITDA Margin represents Adjusted EBITDA as a percentage of revenues for each period. Adjusted net income (loss) represents net income (loss) before nonrecurring legal settlement costs and associated legal expenses unrelated to the Company's core operations, net of tax. These metrics are supplemental measures of our operating performance that are neither required by, nor presented in accordance with, GAAP. These measures have limitations as analytical tools and should not be considered in isolation or as an alternative to net income (loss) or any other performance measure derived in accordance with GAAP as an indicator of operating performance. We present Adjusted EBITDA, Adjusted EBITDA Margin, and Adjusted net income (loss) because management uses these measures as key performance indicators, and we believe that securities analysts, investors and others use these measures to evaluate companies in our industry. Our calculation of these measures may not be comparable to similarly named measures reported by other companies. Potential differences may include differences in capital structures, tax positions and the age and book depreciation of intangible and tangible assets.
The following table presents a reconciliation of net income (loss), the most directly comparable measure calculated in accordance with GAAP, to Adjusted EBITDA, and the calculation of Adjusted EBITDA Margin for the periods presented (in thousands, except percentages):

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2021	2020	2021	2020
Net income (loss)	$(4,935)	$1,537	$2,936	$6,998
Interest expense, net	298	1,834	766	2,115
Provision for income taxes	(1,513)	531	1,167	1,850
Depreciation, depletion and amortization of long-lived assets	12,291	9,593	23,385	19,031
Equity-based compensation expense	460	390	855	785
Management fees and expenses (1)	521	357	1,138	671
Settlement of legal claim and associated legal expenses (2)	3,876	97	4,232	97
Adjusted EBITDA	$10,998	$14,339	$34,479	$31,547
Revenues	$179,112	$168,679	$370,041	$343,993
Adjusted EBITDA Margin	6.1%	8.5%	9.3%	9.2%
(1)Reflects fees and reimbursement of certain travel expenses under a management services agreement with SunTx (see Note 12 - Related Parties to the unaudited consolidated financial statements included elsewhere in this Quarterly Report).
(2)Reflects $3.2 million legal settlement and associated legal expenses (see Note 19 - Legal Proceedings to the unaudited consolidated financial statements included elsewhere in this Quarterly Report).

The following table presents a reconciliation of net income (loss), the most directly comparable measure calculated in accordance with GAAP, to adjusted net income (loss) for the periods presented (in thousands):

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2021	2020	2021	2020
Net income (loss)	$(4,935)	$1,537	$2,936	$6,998
Settlement of legal claim (1)	3,200	—	$3,200	$—
Legal expenses associated with settlement of legal claim	676	97	$1,032	$97
Tax impact due to above reconciling items	(977)	(24)	$(1,066)	$(24)
Adjusted net income (loss)	$(2,036)	$1,610	$6,102	$7,071

(1)Reflects $3.2 million legal settlement (see Note 19 - Legal Proceedings to the unaudited consolidated financial statements included elsewhere in this Quarterly Report).

Results of Operations
Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020
The following table sets forth selected financial data for the three months ended March 31, 2021 and 2020 (in thousands, except percentages):

					Change From the Three Months Ended
	For the Three Months Ended March 31,				March 31, 2020
					to the Three Months Ended
	2021		2020		March 31, 2021
	Dollars	% of Revenues	Dollars	% of Revenues	$ Change	% Change
Revenues	$179,112	100.0%	$168,679	100.0%	$10,433	6.2%
Cost of revenues	161,040	89.9%	148,505	88.0%	12,535	8.4%
Gross profit	18,072	10.1%	20,174	12.0%	(2,102)	(10.4)%
General and administrative expenses	(24,475)	(13.7)%	(16,821)	(10.1)%	(7,654)	45.5%
Gain on sale of equipment, net	9	—%	435	0.3%	(426)	(97.9)%
Operating income (loss)	(6,394)	(3.6)%	3,788	2.2%	(10,182)	(268.8)%
Interest expense, net	(298)	(0.2)%	(1,834)	(1.1)%	1,536	(83.8)%
Other income (expense)	244	0.2%	44	0.1%	200	454.5%
Income (loss) before provision for income taxes and earnings from investment in joint venture	(6,448)	(3.6)%	1,998	1.2%	(8,446)	(422.7)%
Provision for income taxes	1,513	0.8%	(531)	(0.3)%	2,044	(384.9)%
Earnings from investment in joint venture	—	—%	70	(0.6)%	(70)	(100.0)%
Net income (loss)	$(4,935)	(2.8)%	$1,537	0.9%	$(6,472)	(421.1)%
Adjusted EBITDA	$10,998	6.1%	$14,339	8.5%	$(3,341)	(23.3)%
Adjusted net income (loss)	$(2,036)	(1.1)%	$1,610	1.0%	(3,646)	(226.5)%

Revenues. Revenues for the three months ended March 31, 2021 increased $10.4 million, or 6.2%, to $179.1 million from $168.7 million for the three months ended March 31, 2020. The increase included $14.9 million of revenues attributable to acquisitions completed subsequent to March 31, 2020. The increase was offset by a $4.5 million decrease in revenue in markets we served on March 31, 2020, primarily due to delays in project completion as a result of adverse weather conditions.
Gross Profit. Gross profit for the three months ended March 31, 2021 decreased $2.1 million, or 10.4%, to $18.1 million from $20.2 million for the three months ended March 31, 2020. The lower gross profit was primarily due to (i) lower profit margins on the projects we assumed in connection with the North Carolina acquisitions we completed during the first quarter of fiscal 2021 and (ii) a $3.1 million loss at our asphalt plants and in our equipment fleet due to under utilization caused by project delays.
General and Administrative Expenses. General and administrative expenses for the three months ended March 31, 2021 increased $7.7 million, or 45.5%, to $24.5 million from $16.8 million for the three months ended March 31, 2020. The increase in general and administrative expenses for the three months ended March 31, 2021 compared to the three months ended March 31, 2020 was primarily the result of (i) a $3.2 million legal settlement as described in Note 19 - Legal Proceedings and an increase of $0.6 million for legal fees associated with this legal settlement, (ii) a $2.4 million increase in management personnel payroll and benefits, and (iii) a $1.0 million increase attributable to acquisitions completed subsequent to March 31, 2020.
Interest Expense, Net. Interest expense, net for the three months ended March 31, 2021 decreased $1.5 million, to $0.3 million compared to $1.8 million for the three months ended March 31, 2020. The decrease was primarily due to the $0.4 million of unrealized gain on interest rate swaps for the three months ended March 31, 2021 compared to the unrealized loss on interest rate swaps of $1.5 million for the three months ended March 31, 2020.

Other Income (Expense). Other income (expense) for the three months ended March 31, 2021 increased $0.2 million compared to the three months ended March 31, 2020. The increase was primarily attributable to rental income from property acquired in the North Carolina acquisitions we completed during the first quarter of fiscal year 2021.

Provision for Income Taxes. Our effective tax rate decreased to 23.5% for the three months ended March 31, 2021, from 25.7% for the three months ended March 31, 2020 due to differences in state tax rates at our operating subsidiaries.

Earnings from Investment in Joint Venture. Earnings from investment in joint venture decreased $0.1 million during the three months ended March 31, 2021 compared to the three months ended March 31, 2020, as the construction project from which these earnings were derived had a lower level of activity during the three months ended March 31, 2021.

Net Income (Loss). Net income (loss) decreased $6.4 million to a net loss of $4.9 million for the three months ended March 31, 2021, compared to net income of $1.5 million for the three months ended March 31, 2020. The decrease in net income was primarily a result of lower gross profit and higher general and administrative expenses, partially offset by a decrease in interest expense, net and a decrease in provision for income taxes, all as described above.

Adjusted EBITDA and Adjusted EBITDA Margin. Adjusted EBITDA and Adjusted EBITDA Margin were $11.0 million and 6.1%, respectively, for the three months ended March 31, 2021, compared to $14.3 million and 8.5%, respectively, for the three months ended March 31, 2020. The decrease in Adjusted EBITDA was the result of lower gross profit and an increase in general and administrative expenses, partially offset by an increase in depreciation, depletion and amortization of long-lived assets and reduction in the provision for income taxes. The lower Adjusted EBITDA Margin was primarily a result of a decrease in Adjusted EBITDA and an increase in revenues, all as described above. See the description of Adjusted EBITDA and Adjusted EBITDA Margin, as well as a reconciliation of Adjusted EBITDA to net income, under the heading “How We Assess Performance of Our Business”.
Adjusted Net Income (Loss). Adjusted net income (loss) decreased $3.6 million to an adjusted net loss of $2.0 million for the three months ended March 31, 2021, compared to adjusted net income of $1.6 million for the three months ended March 31, 2020. The decrease in adjusted net income was primarily a result of lower gross profit and higher general and administrative expenses, partially offset by a decrease in interest expense, net and a decrease in provision for income taxes, all as described above.

Six Months Ended March 31, 2021 Compared to Six Months Ended March 31, 2020
The following table sets forth selected financial data for the six months ended March 31, 2021 and 2020 (in thousands, except percentages):

					Change From the Six Months Ended
	For the Six Months Ended March 31,				March 31, 2020
					to the Six Months Ended
	2021		2020		March 31, 2021
	Dollars	% of Revenues	Dollars	% of Revenues	$ Change	% Change
Revenues	$370,041	100.0%	$343,993	100.0%	$26,048	7.6%
Cost of revenues	321,375	86.8%	300,062	87.2%	21,313	7.1%
Gross profit	48,666	13.2%	43,931	12.8%	4,735	10.8%
General and administrative expenses	(44,559)	(12.1)%	(33,934)	(9.9)%	(10,625)	31.3%
Gain on sale of equipment, net	342	0.1%	744	0.2%	(402)	(54.0)%
Operating income	4,449	1.2%	10,741	3.1%	(6,292)	(58.6)%
Interest expense, net	(766)	(0.2)%	(2,115)	(0.6)%	1,349	(63.8)%
Other income (expense)	409	0.1%	109	—%	300	275.2%
Income before provision for income taxes and earnings from investment in joint venture	4,092	1.1%	8,735	2.5%	(4,643)	(53.2)%
Provision for income taxes	(1,167)	(0.3)%	(1,850)	(0.5)%	683	(36.9)%
Earnings from investment in joint venture	11	—%	113	—%	(102)	(90.3)%
Net income	$2,936	0.8%	$6,998	2.0%	$(4,062)	(58.0)%
Adjusted EBITDA	$34,479	9.3%	$31,547	9.2%	$2,932	9.3%
Adjusted net income	$6,102	1.6%	$7,071	2.1%	(969)	(13.7)%

Revenues. Revenues for the six months ended March 31, 2021 increased $26.0 million, or 7.6%, to $370.0 million from $344.0 million for the six months ended March 31, 2020. The increase included $27.1 million of revenues attributable to acquisitions completed subsequent to March 31, 2020, offset by a $1.1 million decrease in revenues in markets we served on March 31, 2020.
Gross Profit. Gross profit for the six months ended March 31, 2021 increased $4.7 million, or 10.8%, to $48.7 million from $43.9 million for the six months ended March 31, 2020. The increase in gross profit was primarily the result of the increase in revenue for the six months ended March 31, 2021 compared to the six months ended March 31, 2020. Additionally, the higher gross profit was the result of an increase in gross profit margin due to (i) efficient utilization of our plants and equipment, specifically in the three months ended December 31, 2020, (ii) a $1.6 million increase in gross profit attributable to our liquid asphalt terminal, at which we purchase liquid asphalt at wholesale prices, thereby reducing our cost of revenues, and (iii) an increase of $2.6 million in unrealized gains on commodity derivative instruments that are included in cost of revenues.
General and Administrative Expenses. General and administrative expenses for the six months ended March 31, 2021 increased $10.6 million, or 31.3%, to $44.6 million from $33.9 million for the six months ended March 31, 2020. The increase in general and administrative expenses for the six months ended March 31, 2021 compared to the six months ended March 31, 2020 was primarily the result of (i) a $3.2 million legal settlement agreement as described in Note 19 - Legal Proceedings and and an increase of $0.9 million for legal fees associated with this legal settlement, (ii) a $4.0 million increase in management personnel payroll and benefits, and (iii) a $1.8 million increase attributable to acquisitions completed subsequent to March 31, 2020.
Interest Expense, Net. Interest expense, net for the six months ended March 31, 2021 decreased $1.3 million, to $0.8 million compared to $2.1 million for the six months ended March 31, 2020. The decrease was primarily due to $0.6 million of unrealized gains on interest rate swaps for the six months ended March 31, 2021, compared to the unrealized loss on interest rate swaps in the amount of $1.5 million for the six months ended March 31, 2020.

Other Income (Expense). Other income (expense) for the six months ended March 31, 2021 increased $0.3 million, to $0.4 million compared to $0.1 million for the six months ended March 31, 2020. The increase was primarily attributable to rental income from property acquired in the North Carolina acquisitions completed during the first quarter of fiscal 2021.
Provision for Income Taxes. Our effective tax rate increased to 28.4% for the six months ended March 31, 2021, from 20.9% for the six months ended March 31, 2020. Our lower effective tax rate for the six months ended March 31, 2020 was the result of a benefit of $0.4 million related to the utilization of net operating loss carryforwards, as reflected in an amended consolidated state return filed during the period and due to differences in state tax rates at our operating subsidiaries.

Earnings from Investment in Joint Venture. Earnings from investment in joint venture decreased $0.1 million during the six months ended March 31, 2021 compared to the six months ended March 31, 2020, as the construction project from which these earnings were derived had a lower level of activity during the six months ended March 31, 2021.
Net Income. Net income decreased $4.1 million, or 58.0%, to $2.9 million for the six months ended March 31, 2021, compared to $7.0 million for the six months ended March 31, 2020. The decrease in net income was primarily a result of higher general and administrative expenses, partially offset by an increase in gross profit and a decrease in interest expense, net and provision for income tax, all as described above.
Adjusted EBITDA and Adjusted EBITDA Margin. Adjusted EBITDA and Adjusted EBITDA Margin were $34.5 million and 9.3%, respectively, for the six months ended March 31, 2021, compared to $31.5 million and 9.2%, respectively, for the six months ended March 31, 2020. The increase in Adjusted EBITDA was the result of higher gross profit and depreciation, depletion, and amortization of long-lived assets, partially offset by an increase in general and administrative expenses. The higher Adjusted EBITDA Margin was a result of the increase in Adjusted EBITDA during the period. See the description of Adjusted EBITDA and Adjusted EBITDA Margin, as well as a reconciliation of Adjusted EBITDA to net income, under the heading “How We Assess Performance of Our Business”.
Adjusted Net Income. Adjusted net income decreased $1.0 million to adjusted net income of $6.1 million for the three months ended March 31, 2021, compared to adjusted net income of $7.1 million for the three months ended March 31, 2020. The decrease in net income was primarily a result of higher general and administrative expenses, partially offset by an increase in gross profit and decrease in interest expense, net and provision for income tax, all as described above.

Inflation and Price Changes
Inflation had an immaterial impact on our results of operations for the three and six months ended March 31, 2021 and 2020 due to relatively low inflation in the United States in recent years and our ability to recover increasing costs by obtaining higher prices for our products, including sale price escalator clauses in most of our public infrastructure sector contracts. Inflation risk varies with the level of activity in our industry, the number, size and strength of competitors and the availability of products to supply a local market.
Liquidity and Capital Resources
Cash Flows Analysis
The following table sets forth our cash flows for the periods indicated (in thousands):

	For the Six Months Ended March 31,
	2021	2020
Net cash provided by operating activities, net of acquisition	$2,398	$20,615
Net cash used in investing activities	(110,465)	(62,923)
Net cash provided by (used in) financing activities	(6,500)	15,483
Net change in cash and cash equivalents	$(114,567)	$(26,825)

Operating Activities
During the six months ended March 31, 2021, cash provided by operating activities, net of acquisitions, was $2.4 million, primarily as a result of:
•net income of $2.9 million, including $23.4 million of depreciation, depletion and amortization of long-lived assets and unrealized gains on derivative instruments of $2.4 million;
•a decrease in contracts receivable including retainage, net, of $6.3 million due to normal fluctuations resulting from the timing of processing transactions in our accounts receivable cycle;

•an increase in prepaid expenses and other current assets of $4.3 million primarily due to overpayment of federal and state income taxes and the timing of payments under our insurance policies;

•an increase in inventories of $3.5 million due to increased inventories from acquisitions and normal fluctuations in our inventory cycle;

•a decrease in accounts payable and accrued expenses and other current liabilities of $2.5 million due to the timing of processing transactions in our accounts payable cycle; and

•a net decrease in the difference between costs and estimated earnings in excess of billings on uncompleted contracts and billings in excess of costs and estimated earnings on uncompleted contracts of $17.1 million due to the timing of performing and closing projects.

During the six months ended March 31, 2020, cash provided by operating activities, net of acquisitions, was $20.6 million, primarily as a result of:

•net income of $7.0 million, including $19.0 million of depreciation, depletion and amortization of long-lived assets and unrealized losses on derivative instruments of $2.3 million;

•a decrease in contracts receivable including retainage, net, of $16.7 million due to normal fluctuations resulting from the timing of processing transactions in our accounts receivable cycle;

•a decrease in accounts payable and accrued expenses and other current liabilities of $16.4 million due to the timing of processing transactions in our accounts payable cycle; and

•a net decrease in the difference between costs and estimated earnings in excess of billings on uncompleted contracts and billings in excess of costs and estimated earnings on uncompleted contracts of $5.6 million due the timing of performing and closing projects.

Investing Activities
During the six months ended March 31, 2021, cash used in investing activities was $110.5 million, $84.5 million of which related to acquisitions completed in the period and $26.9 million of which was invested in property, plant and equipment, partially offset by $0.9 million of proceeds from the sale of equipment.
During the six months ended March 31, 2020, cash used in investing activities was $62.9 million, $30.2 million of which related to acquisitions completed in the period and $34.5 million of which was invested in property, plant and equipment, partially offset by $1.4 million of proceeds from the sale of equipment and a $0.4 million distribution from our investment in a joint venture.

Financing Activities
During the six months ended March 31, 2021, cash used in financing activities was $6.5 million, representing the repayment of principal on long-term debt during such period.
During the six months ended March 31, 2020, cash provided by financing activities was $15.5 million. We received $24.8 million from proceeds on long-term debt, net of debt issuance costs and discounts, reflecting a $9.8 million Term Loan advance, net of issuance cost, related to our buyout of certain lease obligations in October 2019 and a $15.0 million advance under our Revolving Credit Facility primarily used to fund the March 2020 acquisition and for liquidity purposes. These proceeds were offset by $9.3 million of repayments of principal on long-term debt.

Credit Agreement
We and each of our subsidiaries are parties to the Credit Agreement, which provides for the Term Loan and the Revolving Credit Facility. At March 31, 2021 and September 30, 2020, we had $86.4 million and $92.9 million, respectively, of principal outstanding under the Term Loan, $0.0 million and $0.0 million, respectively, of principal outstanding under the Revolving Credit Facility, and availability of $38.6 million and $39.3 million, respectively, under the Revolving Credit Facility, after reduction for outstanding letters of credit. At March 31, 2021, the interest rate on outstanding borrowings under the Term Loan ranged from 1.64% to 2.50%.
The Credit Agreement requires us to satisfy certain financial covenants, including a minimum fixed charge coverage ratio of 1.20-to-1.00 and a maximum consolidated leverage ratio of 2.75-to-1.00, subject to certain adjustments. At March 31, 2021 and September

30, 2020, our fixed charge coverage ratio was 2.93-to-1.00 and 2.85-to-1.00, respectively, and our consolidated leverage ratio was 1.00-to-1.00 and 1.08-to-1.00, respectively.

From time to time, we have entered into interest rate swap agreements to hedge against the risk of changes in interest rates. These interest rate swap agreements do not meet the criteria for hedge accounting treatment in accordance with GAAP. At March 31, 2021 and September 30, 2020, the aggregate notional value of these interest rate swap agreements was $42.4 million and $46.5 million, respectively, and the fair value was $(1.1) million and $(1.7) million, respectively, which is included within other long-term liabilities on our Consolidated Balance Sheets.

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
During the six months ended March 31, 2021 and 2020, our capital expenditures were $26.9 million and $34.5 million, respectively. Our capital expenditures are typically made during the same fiscal year in which they are approved. At March 31, 2021, our commitments for capital expenditures were not material to our financial condition or results of operations on a consolidated basis. For fiscal 2021, we expect total capital expenditures to be $47.0 million to $52.0 million. Our capital expenditure budget is an estimate and is subject to change.

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

We believe that our operating cash flow, together with cash on hand and available borrowings under our credit facilities, will be sufficient to fund our operations and planned capital expenditures for at least the next 12 months. However, future cash flows are subject to a number of variables, including the potential impacts of the COVID-19 pandemic, and significant additional capital expenditures will be required to conduct our operations. There can be no assurance that operations and other capital resources will provide cash in sufficient amounts to maintain planned or future levels of capital expenditures. In the event that we make one or more acquisitions and the amount of capital required is greater than the amount of cash on hand we have available for acquisitions at that time, we could be required to reduce the expected level of capital expenditures and/or seek additional capital. If we seek additional capital, we may do so through borrowings under our credit facilities, joint ventures, asset sales, offerings of debt or equity securities or other means. Our ability to engage in any such transactions may be constrained by economic conditions and other factors outside of our control. We cannot guarantee that this additional capital will be available on acceptable terms or at all. If we are unable to obtain the funds we need, we may not be able to complete acquisitions that may be favorable to us or finance the capital expenditures necessary to conduct our operations.

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

We have entered into fuel swap contracts to mitigate the financial impact of fluctuations in fuel prices. As of March 31, 2021, we had fuel swap contracts to pay fixed prices for fuel with an aggregate notional amount of 3.3 million gallons, maturing incrementally through fiscal year 2023. The fair value of these derivative contracts was $1.3 million at March 31, 2021. These fuel swap contracts provide a fixed price for less than 50% of our estimated fuel usage for the remainder of fiscal years 2021 through 2023.

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
At March 31, 2021, we had a total of $43.9 million of non-hedged variable rate borrowings outstanding.

Contractual Obligations

The following table sets forth certain information about our contractual obligations as of March 31, 2021 (in thousands):

		Payments Due by Fiscal Year
	Total	Remainder of 2021	2022	2023	2024	2025	2026 and Thereafter
Debt obligations	$86,350	$6,500	$13,000	$13,000	$53,850	$—	$—
Operating leases	8,494	1,008	1,368	930	827	663	3,698
Purchase commitments	580	530	50	—	—	—	—
Total	$95,424	$8,038	$14,418	$13,930	$54,677	$663	$3,698

Off-Balance Sheet Arrangements
As of March 31, 2021, we had no material off-balance sheet arrangements, except for letters of credit of $11.7 million and purchase commitments for diesel fuel of $0.6 million entered into in the normal course of business.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Pursuant to the Instructions to paragraph (c) of Item 305 of Regulation S-K, information is not required to be disclosed under Item 305(c) of Regulation S-K for interim periods until after the first fiscal year end in which Item 305 is applicable, which for us will be interim periods after September 30, 2021.

Item 4. Controls and Procedures.
Evaluation of Disclosure Control and Procedures
Our management carried out, as of March 31, 2021, with the participation of our Chief Executive Officer and our Chief Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2021, our disclosure controls and procedures were effective to provide reasonable assurance that material information required to be disclosed by us in reports we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - Other Information
Item 1. Legal Proceedings.
Due to the nature of our business, we are involved in routine litigation or subject to other disputes or claims related to our business activities, including, among other things, (i) workers’ compensation claims, (ii) employment-related disputes and (iii) liability issues or breach of contract or tortious conduct claims in connection with the performance of services and provision of materials. We and our affiliates are also subject to government inquiries in the ordinary course of business seeking information concerning our compliance with government construction contracting requirements and various laws and regulations, the outcome of which cannot be predicted with certainty. In the opinion of our management, after consultation with legal counsel, none of the pending inquiries, litigation, disputes or claims against us, if decided adversely to us, would have a material adverse effect on our financial condition, cash flows or results of operations. Except as described in Note 19 - Legal Proceedings to the consolidated financial statements included elsewhere in this report, there have been no material changes to the legal proceedings disclosed in the 2020 Form 10-K.

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 7th day of May, 2021.

CONSTRUCTION PARTNERS, INC.

By:	/s/ Fred J. Smith, III
Fred J. Smith, III
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name and Signature	Title	Date

/s/ Fred J. Smith, III	President and Chief Executive Officer	May 7, 2021
Fred J. Smith, III	(Principal Executive Officer)

/s/ R. Alan Palmer	Executive Vice President and Chief Financial Officer	May 7, 2021
R. Alan Palmer	(Principal Financial Officer)