Form 10-Q
period 2021-06-30
Construction Partners, Inc.
filed 2021-08-06
CIK 1718227

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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

As of August 4, 2021, the registrant had 36,506,570 shares of Class A common stock, $0.001 par value, and 15,785,908 shares of Class B common stock, $0.001 par value, outstanding.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CONSTRUCTION PARTNERS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	June 30,	September 30,
	2021	2020
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$134,468	$148,316
Contracts receivable including retainage, net	164,305	131,770
Costs and estimated earnings in excess of billings on uncompleted contracts	15,770	7,873
Inventories	50,841	38,561
Prepaid expenses and other current assets	7,967	5,041
Total current assets	373,351	331,561

Property, plant and equipment, net	296,697	237,230
Operating lease right-of-use assets	6,661	7,383
Goodwill	78,444	46,348
Intangible assets, net	5,134	3,224
Investment in joint venture	108	198
Other assets	6,591	1,784
Deferred income taxes, net	386	386
Total assets	$767,372	$628,114
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$82,817	$64,732
Billings in excess of costs and estimated earnings on uncompleted contracts	31,555	33,704
Current portion of operating lease liabilities	1,501	2,046
Current maturities of debt	10,000	13,000
Accrued expenses and other current liabilities	25,684	22,347
Total current liabilities	151,557	135,829
Long-term liabilities:
Long-term debt, net of current maturities	188,591	79,053
Operating lease liabilities, net of current portion	5,320	5,554
Deferred income taxes, net	14,003	14,003
Other long-term liabilities	8,228	8,480
Total long-term liabilities	216,142	107,090
Total liabilities	367,699	242,919
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $0.001; 10,000,000 shares authorized at June 30, 2021 and September 30, 2020 and no shares issued and outstanding	—	—
Class A common stock, par value $0.001; 400,000,000 shares authorized, 36,506,570 shares issued and outstanding at June 30, 2021, and 33,875,884 shares issued and outstanding at September 30, 2020	36	34
Class B common stock, par value $0.001; 100,000,000 shares authorized, 18,708,860 shares issued and 15,785,908 outstanding at June 30, 2021 and 20,828,813 shares issued and 17,905,861 outstanding at September 30, 2020	19	21
Additional paid-in capital	247,224	245,022
Treasury stock, at cost, 2,922,952 shares of Class B common stock, par value $0.001	(15,603)	(15,603)
Retained earnings	167,997	155,721
Total stockholders’ equity	399,673	385,195
Total liabilities and stockholders’ equity	$767,372	$628,114

See notes to consolidated financial statements (unaudited).

CONSTRUCTION PARTNERS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(unaudited in thousands, except share and per share data)

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2021	2020	2021	2020
Revenues	$261,656	$217,041	$631,697	$561,034
Cost of revenues	225,039	180,155	546,414	480,217
Gross profit	36,617	36,886	85,283	80,817
General and administrative expenses	(23,195)	(16,852)	(67,754)	(50,786)
Gain on sale of equipment, net	835	390	1,177	1,134
Operating income	14,257	20,424	18,706	31,165
Interest expense, net	(568)	(575)	(1,334)	(2,690)
Other income (expense)	252	251	661	360
Income before provision for income taxes and earnings from investment in joint venture	13,941	20,100	18,033	28,835
Provision for income taxes	(4,600)	(4,772)	(5,767)	(6,622)
Earnings (loss) from investment in joint venture	(1)	419	10	532
Net income	$9,340	$15,747	$12,276	$22,745

Net income per share attributable to common stockholders:
Basic	$0.18	$0.31	$0.24	$0.44
Diluted	$0.18	$0.30	$0.24	$0.44

Weighted average number of common shares outstanding:
Basic	51,686,735	51,489,211	51,620,143	51,489,211
Diluted	51,864,403	51,646,385	51,726,994	51,623,627

See notes to consolidated financial statements (unaudited).

CONSTRUCTION PARTNERS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(unaudited in thousands, except share data)

	For the nine months ended June 30, 2021
	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Treasury Stock	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
September 30, 2020	33,875,884	$34	20,828,813	$21	$245,022	$(15,603)	$155,721	$385,195
Net income	—	—	—	—	—	—	7,871	7,871
Equity-based compensation expense	—	—	—	—	395	—	—	395
December 31, 2020	33,875,884	$34	20,828,813	$21	$245,417	$(15,603)	$163,592	$393,461
Net loss	—	—	—	—	—	—	(4,935)	(4,935)
Conversion of Class B common stock to Class A common stock	1,332,952	1	(1,332,952)	(1)	—	—	—	—
Equity-based compensation expense	—	—	—	—	460	—	—	460
Issuance of stock grant awards	510,733	—	—	—	—	—	—	—
March 31, 2021	35,719,569	$35	19,495,861	$20	$245,877	$(15,603)	$158,657	$388,986
Net income	—	—	—	—	—	—	9,340	9,340
Conversion of Class B common stock to Class A common stock	787,001	1	(787,001)	(1)	—	—	—	—
Equity-based compensation expense	—	—	—	—	1,347	—	—	1,347
June 30, 2021	36,506,570	$36	18,708,860	$19	$247,224	$(15,603)	$167,997	$399,673

	For the nine months ended June 30, 2020
	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Treasury Stock	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
September 30, 2019	32,597,736	$33	22,106,961	$22	$243,452	$(15,603)	$115,646	$343,550
Net income	—	—	—	—	—	—	5,461	5,461
Equity-based compensation expense	—	—	—	—	395	—	—	395
Conversion of Class B common stock to Class A common stock	107,682	—	(107,682)	—	—	—	—	—
Effect of adopting ASU Topic 842	—	—	—	—	—	—	(222)	(222)
December 31, 2019	32,705,418	$33	21,999,279	$22	$243,847	$(15,603)	$120,885	$349,184
Net income	—	—	—	—	—	—	1,537	1,537
Equity-based compensation expense	—	—	—	—	390	—	—	390
March 31, 2020	32,705,418	$33	21,999,279	$22	$244,237	$(15,603)	$122,422	$351,111
Net income	—	—	—	—	—	—	15,747	15,747
Equity-based compensation expense	—	—	—	—	390	—	—	390
Conversion of Class B common stock to Class A common stock	724,946	1	(724,946)	(1)	—	—	—	—
June 30, 2020	33,430,364	$34	21,274,333	$21	$244,627	$(15,603)	$138,169	$367,248

See notes to consolidated financial statements (unaudited).

CONSTRUCTION PARTNERS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited in thousands)

	For the Nine Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net income	$12,276	$22,745
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization of long-lived assets	36,011	29,065
Amortization of deferred debt issuance costs and debt discount	190	115
Unrealized (gain) loss on derivative instruments	(3,141)	1,989
Provision for bad debt	440	451
Gain on sale of equipment, net	(1,177)	(1,134)
Equity-based compensation expense	2,202	1,175
Earnings from investment in joint venture	(10)	(532)
Distribution of earnings from investment in joint venture	100	139
Deferred income taxes	—	(197)
Other non-cash adjustments	(57)	(12)
Changes in operating assets and liabilities, net of acquisition:
Contracts receivable including retainage, net	(32,975)	6,345
Costs and estimated earnings in excess of billings on uncompleted contracts	(7,897)	(3,574)
Inventories	(8,061)	(1,878)
Prepaid expenses and other current assets	(1,723)	3,867
Other assets	(4,123)	311
Accounts payable	16,789	(12,863)
Billings in excess of costs and estimated earnings on uncompleted contracts	(2,149)	3,396
Accrued expenses and other current liabilities	2,970	2,029
Other long-term liabilities	(331)	(23)
Net cash provided by operating activities, net of acquisitions	9,334	51,414
Cash flows from investing activities:
Purchases of property, plant and equipment	(39,588)	(41,535)
Proceeds from sale of equipment	2,361	2,182
Business acquisitions, net of cash acquired	(92,303)	(30,191)
Return of investment in joint venture	—	361
Net cash used in investing activities	(129,530)	(69,183)
Cash flows from financing activities:
Proceeds from issuance of long-term debt, net of debt issuance costs and discount	199,198	42,719
Repayments of long-term debt	(92,850)	(26,874)
Net cash provided by financing activities	106,348	15,845
Net change in cash and cash equivalents	(13,848)	(1,924)
Cash and cash equivalents:
Beginning of period	148,316	80,619
End of period	$134,468	$78,695

Supplemental cash flow information:
Cash paid for interest	$1,950	$1,416
Cash paid for income taxes	$3,568	$5,600
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$1,089	$1,241
Cash paid for operating lease liabilities	$1,795	$2,464
Non-cash items:
Property, plant and equipment included with accounts payable at period end	$778	$1,073
Non-compete agreements to seller in business combination	$1,700	$—
Amounts payable to sellers in business combinations	$1,296	$—
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
Concentration of Risks
Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of contracts receivable including retainage, net. In the normal course of business, the Company provides credit to its customers and does not generally require collateral. The Company monitors concentrations of credit risk associated with these receivables on an ongoing basis. The Company has not historically experienced significant credit losses, due primarily to management’s assessment of customers’ credit ratings. The Company principally deals with recurring customers, state and local governments and well-known local companies whose reputations are known to management. The Company performs credit checks for significant new customers and generally requires progress payments for significant projects. The Company generally has the ability to file liens against the property if payments are not made on a timely basis. No single customer accounted for more than 10% of the Company’s contracts receivable including retainage, net balance at June 30, 2021 or September 30, 2020.
Projects performed for various Departments of Transportation accounted for 35.9% and 36.8% of consolidated revenues for the three months ended June 30, 2021 and 2020, respectively, and for 30.7% and 32.3% of consolidated revenues for the nine months ended June 30, 2021 and 2020, respectively. Customers that accounted for more than 10.0% of consolidated revenues during any of those periods are presented below.

	% of Consolidated Revenues
	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2021	2020	2021	2020
Alabama Department of Transportation	10.9%	13.2%	9.3%	11.1%
North Carolina Department of Transportation	12.2%	9.0%	8.7%	8.4%
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

	% of Consolidated Revenues
	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2021	2020	2021	2020
Private	38.5%	30.9%	40.0%	36.1%
Public	61.5%	69.1%	60.0%	63.9%
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
The Company’s financial instruments include cash and cash equivalents, contracts receivable including retainage and accounts payable reflected as current assets and current liabilities on its Consolidated Balance Sheets at June 30, 2021 and September 30, 2020. Due to the short-term nature of these instruments, management considers their carrying value to approximate their fair value.
The Company also has term loans and a revolving credit facility, as described in Note 8 - Debt. The carrying value of amounts outstanding under these credit facilities is reflected as long-term debt, net of current maturities and current maturities of debt on the Company’s Consolidated Balance Sheets at June 30, 2021 and September 30, 2020. Due to the variable rate or short-term nature of these instruments, management considers their carrying value to approximate their fair value.
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

Note 4 - Business Acquisitions
North Carolina Acquisitions
During the three months ended December 31, 2021, a subsidiary of the Company purchased four HMA production and paving companies on the following dates and based in the following locations: (i) on October 8, 2020, in Carthage, North Carolina, (ii) on October 30, 2020, in Ahoskie, North Carolina, (iii) on December 3, 2020, in Raleigh, North Carolina, and (iv) on December 18, 2020, in Kitty Hawk, North Carolina . The acquired businesses added thirteen HMA plants in central and eastern North Carolina, providing the Company with access to additional markets and expanding its footprint in the state.
On June 22, 2021, a subsidiary of the Company acquired a grading and site work company in Wilson, North Carolina, complementing other recent acquisitions in the state and further enhancing the Company's vertical integration of construction services across multiple markets in North Carolina.
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
For these acquisitions, total consideration is $93.6 million, of which $92.3 million has been paid with cash on hand as of June 30, 2021. The total consideration has been provisionally allocated as follows: $4.2 million of inventory, $56.6 million of property, plant and equipment, $32.1 million of goodwill, and $0.7 million of other intangibles, which are expected to be deductible for income tax purposes. Included in total consideration is a payable to sellers of $1.3 million for purchase price adjustments, which is included in accounts payable at June 30, 2021. The Consolidated Statements of Income includes $31.4 million of revenue and $(1.0) million of net loss attributable to the operations of these acquisitions for the three months ended June 30, 2021 and $50.7 million of revenue and $(4.2) million of net loss attributable to the operations of these acquisitions for the nine months ended June 30, 2021 from their respective acquisition dates.

Results of Operations of Acquisitions Completed Subsequent to June 30, 2020
Unaudited consolidated pro forma revenues and net income, as if acquisitions completed by the Company subsequent to June 30, 2020 (including those described above) had been completed as of October 1, 2019 are as follows (in thousands):

	For the Three Months Ended June 30,
	2021	2020
Pro forma revenues	$268,401	$255,186
Pro forma net income	$9,785	$15,192

	For the Nine Months Ended June 30,
	2021	2020
Pro forma revenues	$669,616	$657,461
Pro forma net income	$13,961	$20,936

Pro forma information is presented for informational purposes and may not be indicative of revenue or net income that would have been achieved if the acquisitions had actually been completed as of October 1, 2019.

Note 5 - Contracts Receivable Including Retainage, net
Contracts receivable including retainage, net consisted of the following at June 30, 2021 and September 30, 2020 (in thousands):

	June 30, 2021	September 30, 2020
	(unaudited)
Contracts receivable	$137,958	$112,197
Retainage	28,197	21,013
	166,155	133,210
Allowance for doubtful accounts	(1,850)	(1,440)
Contracts receivable including retainage, net	$164,305	$131,770

Retainage receivables have been billed, but are not due until contract completion and acceptance by the customer.

Note 6 - Contract Assets and Liabilities
Costs and estimated earnings compared to billings on uncompleted contracts at June 30, 2021 and September 30, 2020 consisted of the following (in thousands):

	June 30, 2021	September 30, 2020
	(unaudited)
Costs on uncompleted contracts	$979,380	$876,229
Estimated earnings to date on uncompleted contracts	108,771	101,055
	1,088,151	977,284
Billings to date on uncompleted contracts	(1,103,936)	(1,003,115)
Net billings in excess of costs and estimated earnings on uncompleted contracts	$(15,785)	$(25,831)

Significant changes to balances of costs and estimated earnings in excess of billings (contract asset) and billings in excess of costs and estimated earnings (contract liability) on uncompleted contracts from September 30, 2020 to June 30, 2021 are presented below (in thousands):

	Costs and Estimated Earnings in Excess of Billings on Uncompleted Contracts	Billings in Excess of Costs and Estimated Earnings on Uncompleted Contracts	Net Billings in Excess of Costs and Estimated Earnings on Uncompleted Contracts
September 30, 2020	$7,873	$(33,704)	$(25,831)
Changes in revenue billed, contract price or cost estimates	7,897	2,149	10,046
June 30, 2021 (unaudited)	$15,770	$(31,555)	$(15,785)

At June 30, 2021, the Company had unsatisfied or partially unsatisfied performance obligations under construction project contracts representing approximately $627.5 million in aggregate transaction price. The Company expects to earn revenue as it satisfies its performance obligations under those contracts in the amount of approximately $282.3 million during the remainder of the fiscal year ending September 30, 2021 and $345.2 million thereafter.

Note 7 - Property, Plant and Equipment
Property, plant and equipment at June 30, 2021 and September 30, 2020 consisted of the following (in thousands):

	June 30, 2021	September 30, 2020
	(unaudited)
Construction equipment	$301,821	$253,157
Plants	123,124	102,392
Land and improvements	49,016	38,760
Quarry reserves	24,378	22,092
Buildings	24,379	18,307
Furniture and fixtures	6,054	5,648
Leasehold improvements	1,135	1,135
Total property, plant and equipment, gross	529,907	441,491
Accumulated depreciation, depletion and amortization	(241,061)	(209,532)
Construction in progress	7,851	5,271
Total property, plant and equipment, net	$296,697	$237,230

Depreciation and depletion expense related to property, plant and equipment was $12.4 million and $10.0 million for the three months ended June 30, 2021 and 2020, respectively, and $35.6 million and $28.9 million for the nine months ended June 30, 2021 and 2020, respectively.

Note 8 - Debt
The Company maintains credit facilities to finance acquisitions, to fund the purchase of real estate, construction equipment, plants and other fixed assets, and for general working capital purposes. Debt at June 30, 2021 and September 30, 2020 consisted of the following (in thousands):

	June 30, 2021	September 30, 2020
	(unaudited)
Long-term debt:
Term Loan	$200,000	$92,850
Revolving Credit Facility	—	—
Total long-term debt	200,000	92,850
Deferred debt issuance costs	(1,409)	(797)
Current maturities of long-term debt	(10,000)	(13,000)
Long-term debt, net of current maturities	$188,591	$79,053

Since June 24, 2021, the Company and each of its subsidiaries have been parties to a Second Amended and Restated Credit Agreement with BBVA USA, as administrative agent, joint lead arranger, sole bookrunner and lender, Regions Bank and BofA Securities, Inc., each as a joint arranger, and certain other lenders (as amended and restated, the “Credit Agreement”). The Credit Agreement provides for a term loan in an initial aggregate principal amount of $200 million (the “Term Loan”) and a revolving credit facility in an initial aggregate principal amount of $225 million (the “Revolving Credit Facility”). Among other things, the proceeds of the Term Loan were used to refinance indebtedness of the Company and its subsidiaries under its prior credit facility.
The Term Loan, inclusive of any incremental borrowings made in the form of a term loan, will amortize in quarterly installments commencing on September 30, 2021 in an amount (subject, in each case, to adjustments for prior mandatory and voluntary prepayments of principal) equal to: (a) 1.25% of the original principal amount of the Term Loan on September 30, 2021 and on each of the following eleven quarter-end payment dates, and (b) 1.875% of the original principal amount of the Term Loan on each of the next seven quarter-end payment dates. The annual interest rates applicable to advances will be calculated, at the Company’s option, by using either a base rate or LIBOR, in each case plus an applicable margin percentage that corresponds to the Company’s consolidated net leverage ratio. Upon the occurrence of certain triggering events relating to the end of the LIBOR reference rate, a different benchmark rate will be selected to replace LIBOR as the reference rate for interest accruing on certain advances. All outstanding advances under the Term Loan and Revolving Credit Facility are due and payable in full on June 24, 2026. Subject to various requirements, the Company generally may (and, under certain circumstances, must), prepay all or a portion of the outstanding balance of the advances, together with accrued interest thereon, prior to their contractual maturity. The obligations of the Company and its subsidiaries under the Credit Agreement are secured by a first priority security interest in substantially all of the Company’s assets.

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
Conversion of Class B Common Stock to Class A Common Stock
During the three months ended June 30, 2021, certain stockholders of the Company converted a total of 787,001 shares of Class B common stock into shares of Class A common stock on a one-for-one basis. As of June 30, 2021, there were 36,506,570 shares of Class A common stock and 15,785,908 shares of Class B common stock outstanding.
Restricted Stock Awards
During the nine months ended June 30, 2021, the Company awarded a total of 510,733 restricted shares of Class A common stock to Company management under the Construction Partners, Inc. 2018 Equity Incentive Plan (the “Equity Incentive Plan”).

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

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2021	2020	2021	2020
Numerator
Net income (loss) attributable to common shareholders	$9,340	$15,747	$12,276	$22,745
Denominator
Weighted average number of common shares outstanding, basic	51,686,735	51,489,211	51,620,143	51,489,211
Net income (loss) per common share attributable to common shareholders, basic	$0.18	$0.31	$0.24	$0.44

The following table summarizes the calculation of the weighted-average number of diluted common shares outstanding and the calculation of diluted earnings per share for the periods presented (unaudited in thousands, except share and per share amounts):

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2021	2020	2021	2020
Numerator
Net income (loss) attributable to common stockholders	$9,340	$15,747	$12,276	$22,745
Denominator
Weighted average number of basic common shares outstanding, basic	51,686,735	51,489,211	51,620,143	51,489,211
Effect of dilutive securities:
Restricted stock grants under 2018 Equity Incentive Plan	177,668	157,174	106,852	134,416
Weighted average number of diluted common shares outstanding	51,864,403	51,646,385	51,726,994	51,623,627
Net income (loss) per diluted common share attributable to common stockholders	$0.18	$0.30	$0.24	$0.44

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
The Company’s effective income tax rate for the three months ended June 30, 2021 and 2020 was 33.0% and 23.3%, respectively. The Company’s effective tax rate for the nine months ended June 30, 2021 and 2020 was 32.0% and 22.5%, respectively. The effective income tax rate for the three and nine months ended June 30, 2021 was unfavorably impacted by a non-deductible legal settlement and related legal expenses, as described in Note 19 - Legal Proceedings.

Note 12 - Related Parties
On December 31, 2017, the Company sold an indirect wholly owned subsidiary to an immediate family member of an executive officer of the Company (“Purchaser of Subsidiary”) in consideration for an interest-bearing note receivable in the amount of $1.0 million, which approximated the net book value of the disposed entity. At June 30, 2021, $0.1 million and $0.5 million was reflected on the Company’s Consolidated Balance Sheets within other current assets and other assets, respectively, representing the remaining balances on this note receivable. In connection with this transaction, the Company also received an interest-bearing note receivable from the disposed entity (“Disposed Entity”) on December 31, 2017 in the amount of $1.0 million representing certain accounts payable of the disposed entity that were paid by the Company. At June 30, 2021, $0.1 million and $0.3 million was reflected on the Company’s Consolidated Balance Sheets within other current assets and other assets, respectively, representing the remaining balances on this note receivable. Remaining principal and interest payments are scheduled to be made in periodic installments during fiscal year 2021 through fiscal year 2026.

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
The following table presents revenues earned and expenses incurred by the Company during the three and nine months ended June 30, 2021 and 2020, and accounts receivable and payable balances at June 30, 2021 and September 30, 2020, related to transactions with the related parties described above (in thousands):

	Revenue Earned (Expense Incurred)								Accounts Receivable (Payable)
	For the Three Months Ended June 30,				For the Nine Months Ended June 30,				June 30,	September 30,
	2021		2020		2021		2020		2021	2020
	(unaudited)		(unaudited)		(unaudited)		(unaudited)		(unaudited)
Purchaser of Subsidiary	$—		$—		$—		$—		$621	$621
Disposed Entity	—		—		—		—		396	396
Land Development Project	7		—		8		—		782	774
Subcontracting Services	(2,689)	(1)	(2,983)	(1)	(5,292)	(1)	(5,008)	(1)	(521)	(654)
Construction Services	17	(2)	—	(2)	136	(2)	1,534	(2)	208	123
Island Pond	(80)	(2)	(80)	(2)	(240)	(2)	(240)	(2)	—	—
Vehicles - Purchases	(128)	(3)	(525)	(3)	(536)	(3)	(639)	(3)	—	—
Vehicles - Rent Expense	(31)	(2)	(161)	(2)	(158)	(2)	(562)	(2)	—	—
Consulting Services	—	(2)	(76)	(2)	(32)	(2)	(219)	(2)	—	—
SunTx	(412)	(2)	(355)	(2)	(1,550)	(2)	(1,026)	(2)	—	—

(1) Cost is reflected as cost of revenues on the Company’s Consolidated Statements of Income.
(2) Cost is reflected as general and administrative expenses on the Company’s Consolidated Statements of Income.
(3) Purchases reflected in property, plant and equipment, net, on the Company's Consolidated Balance Sheets.

Note 13 - Equity-Based Compensation
During the fiscal year ended September 30, 2019, the Company awarded a total of 292,534 restricted shares of Class A common stock to its non-employee directors under the Equity Incentive Plan in lieu of any cash compensation. The grants are classified as equity awards. The aggregate grant date fair value of these restricted awards was $3.8 million. During the three and nine months ended June 30, 2021, the Company recorded compensation expense in connection with these grants in the amount of $0.3 million and $1.0 million, respectively, which is reflected as general and administrative expenses in the Company’s Consolidated Statements of Income. At June 30, 2021, there was approximately $0.7 million of unrecognized compensation expense related to these awards.

During the quarter ended March 31, 2021, the Company awarded a total of 510,733 restricted shares of Class A common stock to Company management under the Equity Incentive Plan. The grants are classified as equity awards. The aggregate grant date fair value of these restricted awards was $13.6 million. During the three and nine months ended June 30, 2021, the Company recorded compensation expense in connection with these grants in the amount of $1.0 million and $1.2 million, respectively, which is reflected as general and administrative expenses in the Company’s Consolidated Statements of Income. At June 30, 2021, there was approximately $12.4 million of unrecognized compensation expense related to these awards.
The underlying shares subject to awards granted under the Equity Incentive Plan vested or will vest, as applicable, as follows:

Fiscal Year	Number of Shares
2021	207,706
2022	110,194
2023	12,683
2024	242,684
2025	230,000
Total	803,267

Note 14 - Leases
The Company leases certain facilities, office space, vehicles and equipment. As of June 30, 2021, operating leases under ASC Topic 842, Leases, were included in (i) operating lease right-of use assets, (ii) current portion of operating lease liabilities and (iii) operating lease liabilities, net of current portion on the Company’s Consolidated Balance Sheets in the amounts of $6.7 million, $1.5 million and $5.3 million, respectively. As of June 30, 2021, the Company had no lease contracts that had not yet commenced but had created significant rights and obligations.

The components of lease expense were as follows for the periods presented (in thousands):

	For the Three Months Ended June 30,
	2021	2020
	(unaudited)	(unaudited)
Operating lease cost	$593	$875
Short-term lease cost	3,732	3,229
Total lease expense	$4,325	$4,104

	For the Nine Months Ended June 30,
	2021	2020
	(unaudited)	(unaudited)
Operating lease cost	$1,946	$2,652
Short-term lease cost	8,857	10,592
Total lease expense	$10,803	$13,244

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

As of June 30, 2021, the weighted-average remaining term of the Company’s leases was 9.2 years, and the weighted-average discount rate was 3.89%. As of June 30, 2021, the lease liability was equal to the present value of the remaining lease payments, discounted using the incremental borrowing rate on the Company’s secured debt using a single maturity discount rate, as such rate is not materially different from the discount rate applied to each of the leases in the portfolio.

The following table summarizes the Company’s undiscounted lease liabilities outstanding as of June 30, 2021 (in thousands):

Fiscal Year	Amount (unaudited)
Remainder of 2021	$511
2022	1,489
2023	1,092
2024	834
2025	663
2026 and thereafter	3,698
Total future minimum lease payments	$8,287
Less: imputed interest	1,466
Total	$6,821

The Company has lease agreements associated with quarry facilities under which the Company makes royalty payments. The payments are generally based on tons sold in a particular period; however, certain agreements have minimum annual payments. Royalty expense recorded in cost of revenue was $0.3 million for the three months ended June 30, 2021 and 2020 and $0.7 million and $0.8 million for the nine months ended June 30, 2021 and 2020, respectively.

Note 15 - Investment in Derivative Instruments

The Company’s operations expose it to a variety of market risks, including the effects of changes in commodity prices and changes in interest rates. As part of its risk management process, the Company began entering into commodity swap transactions through regulated commodity exchanges in February 2020. To manage interest rate exposure, the Company has entered into derivative instruments using interest rate swaps. The objective of entering into interest rate swaps is to eliminate the variability of cash flows associated with movements in interest rates over the life of the loans. At June 30, 2021, the aggregate notional value of these interest rate swap agreements was $40.3 million.
The following tables represent the approximate amount of realized and unrealized gains (losses) recognized in earnings on commodity derivative contracts and interest rate swap agreements for the three and nine months ended June 30, 2021 and 2020 and the fair value of these derivatives as of June 30, 2021 and September 30, 2020 (in thousands):

	For the Three Months Ended June 30, 2021 (unaudited)			For the Nine Months Ended June 30, 2021 (unaudited)
	Change in			Change in
Income Statement Classification	Realized Gain (Loss)	Unrealized Gain (Loss)	Total Gain (Loss)	Realized Gain (Loss)	Unrealized Gain (Loss)	Total Gain (Loss)
Cost of revenues	$302	$632	$934	$257	$2,390	$2,647
Interest expense, net	(163)	132	(31)	(511)	751	240
Total	$139	$764	$903	$(254)	$3,141	$2,887

	For the Three Months Ended June 30, 2020 (unaudited)			For the Nine Months Ended June 30, 2020 (unaudited)
	Change in			Change in
Income Statement Classification	Realized Gain (Loss)	Unrealized Gain (Loss)	Total Gain (Loss)	Realized Gain (Loss)	Unrealized Gain (Loss)	Total Gain (Loss)
Cost of revenues	$(269)	$394	$125	$(290)	$(403)	$(693)
Interest expense, net	(217)	(120)	(337)	(266)	(1,586)	(1,852)
Total	$(486)	$274	$(212)	$(556)	$(1,989)	$(2,545)

	June 30, 2021	September 30, 2020
Balance Sheet Classification	(unaudited)
Prepaid expenses and other current assets	$1,203	$—
Other assets	684	—
Accrued expense and other current liabilities - commodity swaps	—	(183)
Other long-term liabilities - commodity swaps	—	(320)
Other long-term liabilities - interest rate swaps	(957)	(1,708)
Net unrealized gain (loss) position	$930	$(2,211)

Note 16 - Fair Value Measurements

The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2021 and September 30, 2020 under ASC 820 (in thousands):

	June 30, 2021	September 30, 2020
	(unaudited)
	Level 2	Level 2
Assets
Commodity swaps	$1,887	$—

Liabilities
Commodity swaps	$—	$503
Interest rate swaps	957	1,708

Derivative liabilities included in Level 2 include commodity and interest rate swap contracts. The fair values of the Company’s Level 2 derivative liabilities are estimated using an analysis of the expected cash flow of the contract in combination with marketable observable inputs, including forward and spot prices for commodity swaps and interest rate curves for interest rate swaps.

Note 17 - Purchase Commitments
As of June 30, 2021, the Company had unconditional purchase commitments for diesel fuel in the normal course of business in the aggregate amount of $0.2 million. As of June 30, 2021, the Company’s purchase commitments for the remainder of fiscal year 2021 and annually thereafter were as follows (in thousands):

Fiscal Year	Amount (unaudited)
Remainder of 2021	$192
2022	50
Total	$242

Note 18 - COVID-19 Pandemic
The Company is closely monitoring the impact of the COVID-19 pandemic on all aspects of its business, including how it has impacted and may continue to impact the Company’s customers, employees, suppliers, and vendors. While the Company did not incur significant disruptions in its operations from the COVID-19 pandemic during the three and nine months ended June 30, 2021, due to the uncertainties surrounding the COVID-19 pandemic, it is unable to predict the impact that the COVID-19 pandemic will have on its financial position, operating results and cash flows in future periods.

Note 19 - Legal Proceedings

From time to time, we are subject to various legal proceedings, regulatory matters or fines that arise in the ordinary course of business.

On April 26, 2021, the Company entered into a settlement agreement with a former stockholder of the Company relating to claims arising out of the former stockholder’s sale of shares of the Company’s common stock in a private transaction prior to the Company's initial public offering. Under the settlement agreement, the Company paid $3.2 million to the former stockholder in two installments in exchange for a release of all claims made by the former stockholder against the Company in the arbitration proceeding. As of June 30, 2021, $1.7 million of the remaining settlement payment was included in accrued expenses and other current liabilities in the Consolidated Balance Sheets. The aforementioned settlement and associated legal expenses were determined to be non-deductible expenses, which resulted in an unfavorable permanent tax difference for the three and nine months ended June 30, 2021.

Note 20 - Subsequent Events

Alabama Acquisition

On July 30, 2021, a subsidiary of the Company acquired the operations of an HMA production and paving company and its affiliated aggregates company headquartered in Cullman, Alabama. As a result of the acquisition, the Company added four HMA plants, four aggregate facilities, and a diverse fleet of trucks and construction equipment to support its operations in central and northern Alabama.

North Carolina Acquisition

On August 2, 2021, a subsidiary of the Company acquired a crushed stone and aggregates facility located near Goldston, North Carolina. The purchase enhanced the Company’s vertical integration strategy of construction materials to support its HMA production operations. The Company expects to use the aggregates mined from this facility to supply multiple HMA plants that the Company acquired during the first quarter of fiscal 2021.

Both acquisitions will be accounted for as business combinations in accordance with ASC 805. The combined purchase price of $112.9 million (exclusive of consideration to the seller for inventory assets acquired at the Goldston, North Carolina facility) was paid from cash on hand at closing. In each case, the provisional allocation of the purchase price to assets acquired and liabilities assumed, based on their estimated fair values at the acquisition date, was determined in accordance with the methodology described under Fair Value Measurements above in Note 2 - Significant Accounting Policies. The amount of the purchase price exceeding the preliminary net fair value of identifiable assets acquired and liabilities assumed is expected to be recorded as goodwill, which is deductible for income tax purposes. Goodwill primarily represents the assembled workforce and synergies expected to result from the acquisition. Upon finalizing the accounting for these transactions, management expects to ascribe value to other identifiable intangible assets, including customer relationships and customer backlog, which will reduce the preliminary amount allocated to goodwill.

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

Recent Developments
COVID-19
We did not incur significant disruptions from the COVID-19 pandemic during the three or nine months ended June 30, 2021. However, we continue to closely monitor the impact of the pandemic on all aspects of our business, including its impact on our customers, employees, suppliers and vendors. Among the primary risks to our business arising from the pandemic are (i) employee absences, which could adversely affect our productivity and our ability to complete projects in accordance with our contractual obligations, and could require us to temporarily close our facilities or project sites, (ii) potential disruptions in our supply chains for raw materials or equipment, whether as a result of facility closures or otherwise, which could increase our labor and materials costs and impair our ability to manufacture HMA or the ability of our subcontractors to complete their required tasks, and (iii) the impact of the COVID-19 pandemic on our customers, which could cause these customers to cancel or delay current or prospective projects or become delinquent in their payments to us for work that we have performed. These risks have materialized in varying degrees since the beginning of the pandemic, but none of these risks, individually or in the aggregate, have significantly impacted our operations to date. In addition, we continue to monitor the impact of the COVID-19 pandemic on fuel and sales tax revenues, which in turn drive funding levels for public projects in our markets.

The extent to which our operations may be impacted by the COVID-19 pandemic will depend on future developments, which are highly uncertain, including the duration of the pandemic, the emergence of different COVID-19 variants, the efficacy and adoption rates of vaccines, and actions by government authorities to contain the outbreak or mitigate the impact of the pandemic. Due to the continued uncertainties surrounding the COVID-19 pandemic, we are unable to predict the impact that the COVID-19 pandemic will have on our financial position, operating results and cash flows in future periods.

North Carolina Acquisitions
During the nine months ended June 30, 2021, we acquired the operations of four HMA production and paving companies and a grading and site work contractor in North Carolina. The acquired businesses collectively added thirteen HMA plants in North Carolina, providing us with access to additional markets and expanding our footprint in the state. For further discussion regarding these transactions, see Note 4 - Business Acquisitions to the unaudited consolidated financial statements included elsewhere in this report.
Inflationary Trends
We are subject to the effects of inflation through wage pressures, increases in the cost of raw materials used to produce HMA, and increases in other items, such as fuel, concrete and steel. During the three months ended June 30, 2021, we began to experience an upward trend in several of these inflation-sensitive items. We seek to recover increasing costs by obtaining higher prices for our products or by including the anticipated price increases in the cost of our bids. Due to the relatively short-term duration of our construction contracts, we are generally able to reduce our exposure to price increases on new contracts, but we are limited in our ability to pass through increased costs for projects already in our backlog. Going forward, continued cost inflation in these areas may require further price adjustments to maintain profit margin, and any price increases may have a negative effect on demand.
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
Adjusted EBITDA, Adjusted EBITDA Margin, and Adjusted Net Income
Adjusted EBITDA represents net income before, as applicable from time to time, (i) interest expense, net, (ii) provision for income taxes, (iii) depreciation, depletion and amortization of long-lived assets, (iv) equity-based compensation expense, (v) loss on extinguishment of debt (vi) certain management fees and expenses and (vii) nonrecurring legal settlement costs and associated legal expenses unrelated to the Company's core operations. Adjusted EBITDA Margin represents Adjusted EBITDA as a percentage of revenues for each period. Adjusted net income represents net income before nonrecurring legal settlement costs and associated legal expenses unrelated to the Company's core operations. These metrics are supplemental measures of our operating performance that are neither required by, nor presented in accordance with, GAAP. These measures have limitations as analytical tools and should not be considered in isolation or as an alternative to net income or any other performance measure derived in accordance with GAAP as an indicator of operating performance. We present Adjusted EBITDA, Adjusted EBITDA Margin, and Adjusted net income (loss) because management uses these measures as key performance indicators, and we believe that securities analysts, investors and others use these measures to evaluate companies in our industry. Our calculation of these measures may not be comparable to similarly named measures reported by other companies. Potential differences may include differences in capital structures, tax positions and the age and book depreciation of intangible and tangible assets.
The following table presents a reconciliation of net income, the most directly comparable measure calculated in accordance with GAAP, to Adjusted EBITDA, and the calculation of Adjusted EBITDA Margin for the periods presented (in thousands, except percentages):

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2021	2020	2021	2020
Net income	$9,340	$15,747	$12,276	$22,745
Interest expense, net	568	575	1,334	2,690
Provision for income taxes	4,600	4,772	5,767	6,622
Depreciation, depletion and amortization of long-lived assets	12,626	10,034	36,011	29,065
Equity-based compensation expense	1,347	390	2,202	1,175
Management fees and expenses (1)	412	355	1,550	1,026
Settlement of legal claim and associated legal expenses (2)	134	119	4,366	216
Adjusted EBITDA	$29,027	$31,992	$63,506	$63,539
Revenues	$261,656	$217,041	$631,697	$561,034
Adjusted EBITDA Margin	11.1%	14.7%	10.1%	11.3%
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

The following table presents a reconciliation of net income, the most directly comparable measure calculated in accordance with GAAP, to adjusted net income for the periods presented (in thousands):

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2021	2020	2021	2020
Net income	$9,340	$15,747	$12,276	$22,745
Settlement of legal claim (1)	—	—	3,200	—
Legal expenses associated with settlement of legal claim	134	119	1,166	216
Adjusted net income	$9,474	$15,866	$16,642	$22,961

(1)Reflects $3.2 million legal settlement (see Note 19 - Legal Proceedings to the unaudited consolidated financial statements included elsewhere in this Quarterly Report).
Results of Operations
Three Months Ended June 30, 2021 Compared to Three Months Ended June 30, 2020
The following table sets forth selected financial data for the three months ended June 30, 2021 and 2020 (in thousands, except percentages):

					Change From the Three Months Ended
	For the Three Months Ended June 30,				June 30, 2020
					to the Three Months Ended
	2021		2020		June 30, 2021
	Dollars	% of Revenues	Dollars	% of Revenues	$ Change	% Change
Revenues	$261,656	100.0%	$217,041	100.0%	$44,615	20.6%
Cost of revenues	225,039	86.0%	180,155	83.0%	44,884	24.9%
Gross profit	36,617	14.0%	36,886	17.0%	(269)	(0.7)%
General and administrative expenses	(23,195)	(8.9)%	(16,852)	(7.8)%	(6,343)	37.6%
Gain on sale of equipment, net	835	0.3%	390	0.2%	445	114.1%
Operating income	14,257	5.4%	20,424	9.4%	(6,167)	(30.2)%
Interest expense, net	(568)	(0.2)%	(575)	(0.3)%	7	(1.2)%
Other income (expense)	252	0.1%	251	0.2%	1	0.4%
Income before provision for income taxes and earnings from investment in joint venture	13,941	5.3%	20,100	9.3%	(6,159)	(30.6)%
Provision for income taxes	(4,600)	(1.8)%	(4,772)	(2.2)%	172	(3.6)%
Earnings from investment in joint venture	(1)	0.1%	419	0.2%	(420)	(100.2)%
Net income	$9,340	3.6%	$15,747	7.3%	$(6,407)	(40.7)%
Adjusted EBITDA	$29,027	11.1%	$31,992	14.7%	$(2,965)	(9.3)%
Adjusted net income	$9,474	3.6%	$15,866	7.3%	$(6,392)	(40.3)%

Revenues. Revenues for the three months ended June 30, 2021 increased $44.7 million, or 20.6%, to $261.7 million from $217.0 million for the three months ended June 30, 2020. The increase included $31.4 million of revenues attributable to acquisitions completed subsequent to June 30, 2020 and an increase of approximately $13.3 million of revenues in our remaining markets from contract work and sales of HMA and aggregates to third parties.
Gross Profit. Gross profit for the three months ended June 30, 2021 decreased $0.3 million, or 0.7%, to $36.6 million from $36.9 million for the three months ended June 30, 2020. The lower gross profit was primarily due to lower profit margins on the projects we assumed in connection with (i) the North Carolina acquisitions that were completed during the first quarter of fiscal 2021 and (ii) lower utilization of the asphalt plants and equipment acquired in these acquisitions.
General and Administrative Expenses. General and administrative expenses for the three months ended June 30, 2021 increased $6.3 million, or 37.6%, to $23.2 million from $16.9 million for the three months ended June 30, 2020. The increase in general and administrative expenses for the three months ended June 30, 2021 compared to the three months ended June 30, 2020 was primarily the result of (i) a $1.0 million increase in equity-based compensation expense, (ii) a $2.0 million increase in management personnel payroll and benefits, (iii) a $1.0 million increase attributable to acquisitions completed subsequent to June 30, 2020, and (iv) a $1.6 million increase in various professional fees, primarily driven by business acquisitions, information technology expenses and increased accounting fees.
Interest Expense, Net. Interest expense, net for the three months ended June 30, 2021 decreased 1.2%. The decrease was primarily due to $0.1 million of unrealized gain on interest rate swaps for the three months ended June 30, 2021 compared to unrealized loss on interest rate swaps of $0.1 million for the three months ended June 30, 2020.

Provision for Income Taxes. Our effective tax rate increased to 33.0% for the three months ended June 30, 2021, from 23.3% for the three months ended June 30, 2020. Our higher effective tax rate for the three months ended June 30, 2021 was due to the unfavorable impact of a non-deductible legal settlement and related legal expenses, as described in Note 19 - Legal Proceedings.

Earnings from Investment in Joint Venture. Earnings from investment in joint venture decreased $0.4 million during the three months ended June 30, 2021 compared to the three months ended June 30, 2020, as the construction project from which these earnings were derived had a lower level of activity during the three months ended June 30, 2021 compared to the three months ended June 30, 2020.

Net Income. Net income decreased $6.4 million to $9.3 million for the three months ended June 30, 2021, compared to $15.7 million for the three months ended June 30, 2020. The decrease in net income was primarily a result of lower gross profit and higher general and administrative expenses, all as described above.

Adjusted EBITDA and Adjusted EBITDA Margin. Adjusted EBITDA and Adjusted EBITDA Margin were $29.0 million and 11.1%, respectively, for the three months ended June 30, 2021, compared to $32.0 million and 14.7%, respectively, for the three months ended June 30, 2020. The decrease in Adjusted EBITDA was the result of lower gross profit and an increase in general and administrative expenses. The lower Adjusted EBITDA Margin was primarily a result of a decrease in Adjusted EBITDA and an increase in revenues, all as described above. See the description of Adjusted EBITDA and Adjusted EBITDA Margin, as well as a reconciliation of Adjusted EBITDA to net income, under the heading “How We Assess Performance of Our Business”.
Adjusted Net Income. Adjusted net income decreased $6.4 million to an adjusted net income of $9.5 million for the three months ended June 30, 2021, compared to adjusted net income of $15.9 million for the three months ended June 30, 2020. The decrease in adjusted net income was primarily a result of lower gross profit and higher general and administrative expenses, all as described above. See the description of Adjusted EBITDA and Adjusted EBITDA Margin, as well as a reconciliation of Adjusted EBITDA to net income, under the heading “How We Assess Performance of Our Business”.

Nine Months Ended June 30, 2021 Compared to Nine Months Ended June 30, 2020
The following table sets forth selected financial data for the nine months ended June 30, 2021 and 2020 (in thousands, except percentages):

					Change From the Nine Months Ended
	For the Nine Months Ended June 30,				June 30, 2020
					to the Nine Months Ended
	2021		2020		June 30, 2021
	Dollars	% of Revenues	Dollars	% of Revenues	$ Change	% Change
Revenues	$631,697	100.0%	$561,034	100.0%	$70,663	12.6%
Cost of revenues	546,414	86.5%	480,217	85.4%	66,197	13.8%
Gross profit	85,283	13.5%	80,817	14.5%	4,466	5.5%
General and administrative expenses	(67,754)	(10.7)%	(50,786)	(9.1)%	(16,968)	33.4%
Gain on sale of equipment, net	1,177	0.2%	1,134	0.2%	43	3.8%
Operating income	18,706	3.0%	31,165	5.6%	(12,459)	(40.0)%
Interest expense, net	(1,334)	(0.2)%	(2,690)	(0.5)%	1,356	(50.4)%
Other income (expense)	661	0.1%	360	—%	301	83.6%
Income before provision for income taxes and earnings from investment in joint venture	18,033	2.9%	28,835	5.1%	(10,802)	(37.5)%
Provision for income taxes	(5,767)	(1.0)%	(6,622)	(1.2)%	855	(12.9)%
Earnings from investment in joint venture	10	—%	532	0.2%	(522)	(98.1)%
Net income	$12,276	1.9%	$22,745	4.1%	$(10,469)	(46.0)%
Adjusted EBITDA	$63,506	10.1%	$63,539	11.3%	$(33)	(0.1)%
Adjusted net income	$16,642	2.6%	$22,961	4.1%	$(6,319)	(27.5)%

Revenues. Revenues for the nine months ended June 30, 2021 increased $70.7 million, or 12.6%, to $631.7 million from $561.0 million for the nine months ended June 30, 2020. The increase included $58.4 million of revenues attributable to acquisitions completed subsequent to October 1, 2019 and an increase of approximately $12.3 million of revenues in our remaining markets from contract work and sales of HMA and aggregates to third parties.
Gross Profit. Gross profit for the nine months ended June 30, 2021 increased $4.5 million, or 5.5%, to $85.3 million from $80.8 million for the nine months ended June 30, 2020. The increase in gross profit was primarily the result of the increase in revenue for the nine months ended June 30, 2021 compared to the nine months ended June 30, 2020. Additionally, the higher gross profit was the result of an increase in gross profit margin due to (i) efficient utilization of our plants and equipment, (ii) a $2.1 million increase in gross profit attributable to our liquid asphalt terminal, at which we purchase liquid asphalt at wholesale prices, thereby reducing our cost of revenues, (iii) an increase of $2.8 million in unrealized gains on commodity derivative instruments that are included in cost of revenues, and (iv) offset by lower profit margins on the projects we assumed in connection with the North Carolina acquisitions we completed during the first quarter of fiscal 2021 and lower utilization of the asphalt plants and equipment acquired in these acquisitions.
General and Administrative Expenses. General and administrative expenses for the nine months ended June 30, 2021 increased $17.0 million, or 33.4%, to $67.8 million from $50.8 million for the nine months ended June 30, 2020. The increase in general and administrative expenses for the nine months ended June 30, 2021 compared to the nine months ended June 30, 2020 was primarily the result of (i) a $1.0 million increase in equity-based compensation expense, (ii) a $3.2 million legal settlement, as described in Note 19 - Legal Proceedings, and an increase of $0.9 million for legal fees associated with this settlement, (iii) a $5.5 million increase in management personnel payroll and benefits, (iv) a $2.9 million increase attributable to acquisitions completed subsequent to June 30, 2020, and (v) a $2.3 million increase in other professional fees, primarily driven by business acquisitions, information technology expenses and increased accounting fees.

Interest Expense, Net. Interest expense, net for the nine months ended June 30, 2021 decreased $1.4 million, to $1.3 million compared to $2.7 million for the nine months ended June 30, 2020. The decrease was primarily due to $0.8 million of unrealized gain on interest rate swaps for the nine months ended June 30, 2021, compared to an unrealized loss on interest rate swaps of $1.6 million for the nine months ended June 30, 2020. This change was offset by an increase in interest paid due to the increase in long-term debt at June 30, 2021 compared to June 30, 2020.
Other Income (Expense). Other income (expense) for the nine months ended June 30, 2021 increased $0.3 million, to $0.7 million compared to $0.4 million for the nine months ended June 30, 2020. The increase was primarily attributable to rental income from property acquired in the North Carolina acquisitions completed during the first quarter of fiscal 2021.
Provision for Income Taxes. Our effective tax rate increased to 32.0% for the nine months ended June 30, 2021, from 22.5% for the nine months ended June 30, 2020. Our higher effective tax rate for the three months ended June 30, 2021 was due to the unfavorable impact of a non-deductible legal settlement and related legal expenses, as described in Note 19 - Legal Proceedings.

Earnings from Investment in Joint Venture. Earnings from investment in joint venture decreased $0.5 million during the nine months ended June 30, 2021 compared to the nine months ended June 30, 2020, as the construction project from which these earnings were derived had a lower level of activity during the nine months ended June 30, 2021.
Net Income. Net income decreased $10.5 million, or 46.0%, to $12.3 million for the nine months ended June 30, 2021, compared to $22.7 million for the nine months ended June 30, 2020. The decrease in net income was primarily a result of higher general and administrative expenses, partially offset by an increase in gross profit and a decrease in interest expense, net, all as described above.
Adjusted EBITDA and Adjusted EBITDA Margin. Adjusted EBITDA and Adjusted EBITDA Margin were $63.5 million and 10.1%, respectively, for the nine months ended June 30, 2021, compared to $63.5 million and 11.3%, respectively, for the nine months ended June 30, 2020. The lower Adjusted EBITDA Margin was a result of an increase in revenues, all as described above. See the description of Adjusted EBITDA and Adjusted EBITDA Margin, as well as a reconciliation of Adjusted EBITDA to net income, under the heading “How We Assess Performance of Our Business”.
Adjusted Net Income. Adjusted net income decreased $6.3 million to adjusted net income of $16.6 million for the nine months ended June 30, 2021, compared to adjusted net income of $23.0 million for the nine months ended June 30, 2020. The decrease in adjusted net income was primarily a result of higher general and administrative expenses, partially offset by an increase in gross profit and decrease in interest expense, net, all as described above.

Inflation and Price Changes
Except as described above under the heading “Inflationary Trends,” inflation had an immaterial impact on our results of operations for the three and nine months ended June 30, 2021 and 2020 due to relatively low inflation in the United States in recent years and our ability to recover increasing costs by obtaining higher prices for our products, including sale price escalator clauses in most of our public infrastructure sector contracts. Inflation risk varies with the level of activity in our industry, the number, size and strength of competitors and the availability of products to supply a local market.

Liquidity and Capital Resources
Cash Flows Analysis
The following table sets forth our cash flows for the periods indicated (in thousands):

	For the Nine Months Ended June 30,
	2021	2020
Net cash provided by operating activities, net of acquisition	$9,334	$51,414
Net cash used in investing activities	(129,530)	(69,183)
Net cash provided by (used in) financing activities	106,348	15,845
Net change in cash and cash equivalents	$(13,848)	$(1,924)

Operating Activities
During the nine months ended June 30, 2021, cash provided by operating activities, net of acquisitions, was $9.3 million, primarily as a result of:
•net income of $12.3 million, including $36.0 million of depreciation, depletion and amortization of long-lived assets, unrealized gains on derivative instruments of $3.1 million and equity-based compensation expense of $2.2 million;

•an increase in contracts receivable including retainage, net, of $33.0 million as a result of higher overall revenues due to acquisitions and growth in existing markets;

•an increase in other assets of $4.1 million primarily due to capitalized costs related to the amended Revolving Credit Facility and deposits on property, plant and equipment assets;

•an increase in inventories of $8.1 million due to increased inventories from acquisitions and normal fluctuations in our inventory cycle;

•an increase in accounts payable and accrued expenses and other current liabilities of $19.8 million due to an increase in construction activity as noted above; and

•a net decrease in the difference between costs and estimated earnings in excess of billings on uncompleted contracts and billings in excess of costs and estimated earnings on uncompleted contracts of $10.0 million due to the timing of performing and closing projects.

During the nine months ended June 30, 2020, cash provided by operating activities, net of acquisitions, was $51.4 million, primarily as a result of:

•net income of $22.7 million, including $29.1 million of depreciation, depletion and amortization of long-lived assets and unrealized losses on derivative instruments of $2.0 million and equity-based compensation expense of $1.2 million;

•a decrease in contracts receivable including retainage, net, of $6.3 million due to a reduction in the number of projects available for bid in certain of our markets; and;

•a decrease in accounts payable and accrued expenses and other current liabilities of $10.9 million due to decreases related to inventory purchases associated with our liquid asphalt terminal.

Investing Activities
During the nine months ended June 30, 2021, cash used in investing activities was $129.5 million, $92.3 million of which related to acquisitions completed in the period and $39.6 million of which was invested in property, plant and equipment, partially offset by $2.4 million of proceeds from the sale of equipment.
During the nine months ended June 30, 2020, cash used in investing activities was $69.2 million, $30.2 million of which related to acquisitions completed in the period and $41.5 million of which was invested in property, plant and equipment, partially offset by $2.1 million of proceeds from the sale of equipment and a $0.4 million distribution from our investment in a joint venture.

Financing Activities
During the nine months ended June 30, 2021, cash provided by financing activities was $106.3 million. We received $199.1 million from proceeds on long-term debt, net of debt issuance costs and discounts, reflecting a Term Loan advance, net of issuance costs, to fund acquisitions and for liquidity purposes. These proceeds were offset by $92.8 million of repayments of long-term debt.
During the nine months ended June 30, 2020, cash provided by financing activities was $15.8 million. We received $42.7 million from proceeds on long-term debt, net of debt issuance costs and discounts, reflecting (i) a $15.0 million advance under our Revolving Credit Facility primarily used to fund the March 2020 acquisition of two HMA manufacturing plants in Florida and for liquidity purposes, and (ii) $27.7 million of Term Loan advances, net of issuance cost, related to our buyout of certain lease obligations in October 2019 and to pay down the March 2020 $15.0 million advance under the Revolving Credit Facility. These proceeds were offset by $26.9 million of repayments of principal on long-term debt.

Credit Agreement
We and each of our subsidiaries are parties to the Credit Agreement, which provides for the Term Loan and the Revolving Credit Facility. At June 30, 2021 and September 30, 2020, we had $200.0 million and $92.9 million, respectively, of principal outstanding under the Term Loan, $0.0 million and $0.0 million, respectively, of principal outstanding under the Revolving Credit Facility, and availability of $213.9 million and $39.3 million, respectively, under the Revolving Credit Facility, after reduction for outstanding letters of credit. At June 30, 2021, the interest rate on outstanding borrowings under the Term Loan was 1.35%.

The Credit Agreement requires us to satisfy certain financial covenants, including a minimum fixed charge coverage ratio of 1.20-to-1.00 and a maximum consolidated leverage ratio of 3.00-to-1.00, subject to certain adjustments. At June 30, 2021 and September 30, 2020, our fixed charge coverage ratio was 4.00-to-1.00 and 2.85-to-1.00, respectively, and our consolidated leverage ratio was 1.86-to-1.00 and 1.08-to-1.00, respectively.

From time to time, we have entered into interest rate swap agreements to hedge against the risk of changes in interest rates. These interest rate swap agreements do not meet the criteria for hedge accounting treatment in accordance with GAAP. At June 30, 2021 and September 30, 2020, the aggregate notional value of these interest rate swap agreements was $40.3 million and $46.5 million, respectively, and the fair value was $(1.0) million and $(1.7) million, respectively, which is included within other long-term liabilities on our Consolidated Balance Sheets.

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
During the nine months ended June 30, 2021 and 2020, our capital expenditures were $39.6 million and $41.5 million, respectively. Our capital expenditures are typically made during the same fiscal year in which they are approved. At June 30, 2021, our commitments for capital expenditures were not material to our financial condition or results of operations on a consolidated basis. For fiscal 2021, we expect total capital expenditures to be $47.0 million to $52.0 million. Our capital expenditure budget is an estimate and is subject to change.

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

We have entered into fuel swap contracts to mitigate the financial impact of fluctuations in fuel prices. As of June 30, 2021, we had fuel swap contracts to pay fixed prices for fuel with an aggregate notional amount of 2.7 million gallons, maturing incrementally through fiscal year 2023. The fair value of these derivative contracts was $1.9 million at June 30, 2021. These fuel swap contracts provide a fixed price for less than 50% of our estimated fuel usage for the remainder of fiscal years 2021 through 2023.

Interest Rate Risk
We are exposed to interest rate risk on certain of our short-term and long-term debt obligations used to finance our operations and acquisitions. We have LIBOR-based floating rate borrowings under our credit facilities, which expose us to variability in interest payments due to changes in the reference interest rates. From time to time, we use derivative instruments to hedge against the impact of interest rate changes on future earnings and cash flows. In order to hedge against changes in interest rates and to manage fluctuations in cash flows resulting from interest rate risk, we have entered into several amortizing interest rate swap agreements. At June 30, 2021, the aggregate notional value of these interest rate swap agreements was $40.3 million for which we pay a fixed rate ranging from 1.24% to 3.01% and, in each case, under which receive a credit based on the applicable LIBOR rate.
At June 30, 2021, we had a total of $159.7 million of non-hedged variable rate borrowings outstanding.

Contractual Obligations

The following table sets forth certain information about our contractual obligations as of June 30, 2021 (in thousands):

		Payments Due by Fiscal Year
	Total	Remainder of 2021	2022	2023	2024	2025	2026 and Thereafter
Debt obligations	$200,000	$2,500	$10,000	$10,000	$11,250	$15,000	$151,250
Operating leases	8,287	511	1,489	1,092	834	663	3,698
Purchase commitments	242	192	50	—	—	—	—
Total	$209,363	$3,203	$11,539	$11,092	$12,918	$15,663	$154,948

Off-Balance Sheet Arrangements
As of June 30, 2021, we had no material off-balance sheet arrangements, except for letters of credit of $11.1 million and purchase commitments for diesel fuel of $0.2 million entered into in the normal course of business.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Pursuant to the Instructions to paragraph (c) of Item 305 of Regulation S-K, information is not required to be disclosed under Item 305(c) of Regulation S-K for interim periods until after the first fiscal year end in which Item 305 is applicable, which for us will be interim periods after September 30, 2021.

Item 4. Controls and Procedures.
Evaluation of Disclosure Control and Procedures
Our management carried out, as of June 30, 2021, with the participation of our Chief Executive Officer and our Chief Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2021, our disclosure controls and procedures were effective to provide reasonable assurance that material information required to be disclosed by us in reports we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
4.2
Registration Rights Agreement, dated June 8, 2007, by and among Construction Partners, Inc. (f/k/a SunTx CPI Growth Company, Inc.) and certain security holders party thereto (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-1 (File No. 333-224174) filed on April 6, 2018)

10.1
Second Amended and Restated Credit Agreement, dated June 24, 2021, by and among Construction Partners, Inc. and each of its wholly owned subsidiaries, as borrowers, BBVA USA, as administrative agent, joint lead arranger, sole bookrunner and lender, Regions Bank and BofA Securities, Inc., each as a joint arranger, and certain other lenders party thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-38479) filed on June 25, 2021)

10.2
Second Amendment to Employment Agreement, dated May 5, 2021, by and between Construction Partners, Inc. and Fred J. Smith, III (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-38479) filed on May 7, 2021)

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 6th day of August, 2021.

CONSTRUCTION PARTNERS, INC.

By:	/s/ Fred J. Smith, III
Fred J. Smith, III
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name and Signature	Title	Date

/s/ Fred J. Smith, III	President and Chief Executive Officer	August 6, 2021
Fred J. Smith, III	(Principal Executive Officer)

/s/ R. Alan Palmer	Executive Vice President and Chief Financial Officer	August 6, 2021
R. Alan Palmer	(Principal Financial Officer)