Form 10-K
period 2021-09-30
Construction Partners, Inc.
filed 2021-11-29
CIK 1718227

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended September 30, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to .
Commission file number:  001-38479
CONSTRUCTION PARTNERS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	26-0758017 (I.R.S. Employer Identification Number)
290 Healthwest Drive, Suite 2 Dothan, Alabama 36303 (Address of Principal Executive Offices) (ZIP Code)
(334) 673-9763 (Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Class A common stock, par value $0.001	ROAD	The Nasdaq Stock Market LLC
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.    ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold on March 31, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, was $1,012,668,100.

As of November 19, 2021, the registrant had 40,738,074 shares of Class A common stock, par value $0.001, and 11,632,270 shares of Class B common stock, par value $0.001, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the registrant’s fiscal year ended September 30, 2021 in connection with the registrant’s 2022 annual meeting of stockholders are incorporated by reference into Part III of this report.

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
•government inquiries, requirements and initiatives, including those related to funding for public infrastructure construction, land use, environmental, health and safety matters, and government contracting requirements and other laws and regulations;
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
•climate change and related laws and regulations;
•our substantial indebtedness and the restrictions imposed on us by the terms thereof;
•our ability to manage our supply chain in a manner that ensures that we are able to obtain adequate raw materials, equipment and essential supplies;
•our ability to retain key personnel and maintain satisfactory labor relations, and to manage or mitigate any labor shortages, turnover and labor cost increases;
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

PART I
Item 1. Business
Overview
We are a civil infrastructure company that specializes in the construction and maintenance of roadways across Alabama, Florida, Georgia, North Carolina and South Carolina. Through our wholly owned subsidiaries, we provide a variety of products and services to both public and private infrastructure projects, with an emphasis on highways, roads, bridges, airports, and commercial and residential developments. Consistent with our vertical integration strategy, our primary operations consist of (i) manufacturing and distributing hot mix asphalt (“HMA”) for both internal use and sales to third parties in connection with construction projects, (ii) paving activities, including the construction of roadway base layers and application of asphalt pavement, (iii) site development, including the installation of utility and drainage systems, (iv) mining aggregates, such as sand, gravel and construction stone, that are used as raw materials in the production of HMA, and (v) distributing liquid asphalt cement for both internal use and sales to third parties in connection with HMA production.
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
2021 Fiscal Year Developments
•North Carolina Acquisitions. We completed seven acquisitions in North Carolina during the fiscal year, resulting in the addition of fourteen HMA plants primarily in central and eastern North Carolina, providing us with access to additional markets and expanding our footprint in the state. We also acquired a crushed stone and aggregates facility located near Goldston, North Carolina, that will be used to support our HMA production operations.
•Alabama Acquisition. We acquired an HMA production and paving company and its affiliated aggregates company headquartered in Cullman, Alabama. As a result of the acquisition, we added four HMA plants, four aggregates facilities, and a diverse fleet of trucks and construction equipment to support our operations in central and northern Alabama.
•Amendment to Credit Agreement. On June 24, 2021, we entered into a Second Amended and Restated Credit Agreement with BBVA USA, as administrative agent, joint lead arranger, sole bookrunner and lender, Regions Bank and BofA Securities, Inc., each as a joint arranger, and certain other lenders (as amended and restated, the “Credit Agreement”). The Credit Agreement provides for a term loan in an initial aggregate principal amount of $200 million (the “Term Loan”) and a revolving credit facility in an initial aggregate principal amount of $225 million (the “Revolving Credit Facility”). For more information about the Credit Agreement, see Note 11 - Debt to our consolidated financial statements included elsewhere in this report.
•COVID-19. We did not incur significant disruptions from the COVID-19 pandemic during the fiscal year ended September 30, 2021. However, we continue to closely monitor the impact of the pandemic on all aspects of our business, including its impact on our customers, employees, suppliers and vendors. Among the primary risks to our business arising from the pandemic are (i) employee absences, which could adversely affect our productivity and our ability to complete projects in accordance with our contractual obligations, and could require us to temporarily close our facilities or project sites, (ii) potential disruptions in our supply chains for raw materials or equipment, whether as a result of facility closures or otherwise, which could increase our labor and materials costs and impair our ability to manufacture HMA or the ability of our subcontractors to complete their required tasks, and (iii) the impact of the COVID-19 pandemic on our customers, which could cause these customers to cancel or delay current or prospective projects or become delinquent in their payments to us for work that we have performed. These risks have materialized in varying degrees since the beginning of the pandemic, but none of these risks, individually or in the aggregate, have significantly impacted our operations to date. In addition, we continue to monitor the impact of the COVID-19 pandemic on fuel and sales tax revenues, which in turn drive funding levels for public projects in our markets.
The extent to which our operations may be impacted by the COVID-19 pandemic will depend on future developments, which      are highly uncertain, including the duration of the pandemic, the emergence of different COVID-19 variants, the efficacy and adoption rates of vaccines, and actions by government authorities to contain the outbreak or mitigate the impact of the pandemic. For example, vaccination requirements imposed by our customers or governmental authorities could increase employee turnover, thereby impairing our ability to perform our construction projects. Due to the continued uncertainties surrounding the COVID-19 pandemic, we are unable to predict the impact that the COVID-19 pandemic will have on our financial position, operating results and cash flows in future periods.
•Inflationary Trends. We are subject to the effects of inflation through wage pressures, increases in the cost of raw materials used to produce HMA, and increases in other items, such as fuel, concrete and steel. During the fiscal year ended September 30, 2021, we began to experience an upward trend in several of these inflation-sensitive items. We seek to recover increasing costs by charging higher prices for our products or by including the anticipated price increases in our bids. Due to the relatively short-term duration of our construction contracts, we are generally able to reduce our exposure to price increases on new contracts, but we are limited in our ability to pass through increased costs for projects already in our backlog. Going forward, continued cost inflation in these areas may require further price adjustments to maintain profit margin, and any price increases may have a negative effect on demand.
Our Industry
We operate in the large and growing highway and road construction industry and specifically within the asphalt paving materials and services segment. Asphalt paving mix is the most common roadway material used today due to its cost effectiveness, durability and reusability, and minimized traffic disruption during paving, as compared to concrete. Recent growth in our industry has been driven by federal, state and local Department of Transportation (“DOT”) budgets, which annually earmark amounts for transportation and infrastructure spending. The federal Fixing America’s Surface Transportation Act (the “FAST Act”), which was signed into law in 2015, provided funding for surface transportation infrastructure through September 30, 2020, and a continuing resolution approved in October 2020 extended the FAST Act surface transportation programs by one year and added $13.6 billion to the federal Highway Trust Fund. In November 2021, the federal Infrastructure Investment and Jobs Act (the “IIJA”) was signed into law. The IIJA provides for $548 billion in new infrastructure spending over the next five years through a reauthorization of traditional surface transportation programs and additional funding for highways, bridges and airports, among other things. In addition, certain states within our markets have in recent years approved legislation that supports funding for construction of local road, bridge and transit projects. The non-discretionary nature of highway and road construction services and materials supports stable and consistent industry funding.
Projects and Customers
We provide construction products and services to both public and private infrastructure projects, with an emphasis on highways, roads, bridges, airports, and commercial and residential sites in the southeastern United States. We provide a wide range of large sitework construction, including site development, paving, and utility and drainage systems construction, and supply the HMA required for the projects. Our projects consist of both new construction and maintenance services. Publicly and privately funded projects accounted for approximately 61.3% and 38.7%, respectively, of our fiscal 2021 construction contract revenues. Our public customers include federal agencies, state DOTs and local municipalities. Our private clients include commercial and residential developers and businesses.
Our largest customers are state DOTs. However, no DOT accounted for more than 10% of our revenues for the fiscal year ended September 30, 2021, and projects performed for all DOTs accounted for 33.7% of our revenues. Our 25 largest projects accounted for 20.5% of our revenues for the fiscal year ended September 30, 2021.
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
After a contract has been awarded and during the construction phase, we monitor our progress by comparing actual costs incurred and quantities completed to date with budgeted amounts and the project schedule. We review our estimates of total forecasted revenue, cost and expected profit for each contract monthly.
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

Contract Backlog
At September 30, 2021, our contract backlog was $966.2 million, compared to $608.1 million at September 30, 2020. Contract backlog is a financial measure that generally reflects the dollar value of work that the Company expects to perform in the future. Although contract backlog is not a term recognized under generally accepted accounting principles in the United States (“GAAP”), it is a common measure used in our industry. We generally include a construction project in our contract backlog at the time it is awarded and to the extent we believe funding is probable. Our backlog generally consists of uncompleted work on contracts in progress and contracts for which we have executed a contract but have not commenced the work. For uncompleted work on contracts in progress, we include (i) executed change orders, (ii) pending change orders for which we expect to receive confirmation in the ordinary course of business and (iii) claims that we have made against our customers for which we have determined we have a legal basis under existing contractual arrangements and as to which we consider collection to be probable. Backlog of uncompleted work on contracts under which work was either in progress or had not yet begun was $725.5 million and $469.7 million at September 30, 2021 and 2020, respectively.
Our backlog also includes low bid/no contract jobs, which consist of (i) public bid jobs for which we were the low bidder and no contract has been executed and (ii) private work jobs for which we have been notified that we are the low bidder or have been given a notice to proceed, but no contract has been executed. Low bid/no contract backlog was $240.7 million and $138.4 million at September 30, 2021 and 2020, respectively. At September 30, 2021, we expected approximately 82% of our contract backlog to be completed during the next 12 months.
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
Sources and Availability of Raw Materials
We purchase raw materials, including, but not limited to, diesel fuel, liquid asphalt, other petroleum-based resources, sand and rock from numerous sources. With few exceptions, we do not enter into long-term agreements to purchase raw materials. We receive quotes from suppliers, most with a “not to exceed” price for the quoted product over the life of a project. In the HMA production process, components of a mix include virgin aggregates, such as sand and rock, liquid asphalt, and reclaimed asphalt pavement (“RAP”). We are able to internally supply RAP, a byproduct of asphalt resurfacing projects, to all of our HMA plants, and virgin aggregates in some of our market areas. The majority of our HMA plants sit in or near suppliers’ aggregates facilities, thereby reducing the hauling cost of material to our plant. The price and availability of raw materials may vary from year to year due to market conditions and production capacities. We do not expect a lack of availability of any raw materials over the next 12 months.
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
Employees and Human Capital Resources
As of September 30, 2021, we employed 805 salaried employees and 2,155 hourly employees. The total number of hourly personnel at a given time is subject to the volume of projects in progress and fluctuates on a seasonal basis. During fiscal year 2021, the number of hourly employees ranged from 1,717 to 2,155 employees and averaged 1,936 employees. We are not subject to any collective bargaining agreements with respect to any of our employees. We believe that we have strong relationships with our employees.
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
During the fiscal year ended September 30, 2021, we generated approximately 61.3% of our construction contract revenues from publicly funded construction projects and the sale of construction materials to public customers at the federal, state and local levels. As a result, if publicly funded construction decreases due to reduced federal, state or local funding or otherwise, our financial condition, results of operations and liquidity could be materially adversely affected.
Federal highway bills provide spending authorizations that represent the maximum amounts available for federally funded construction projects. Each year, Congress passes an appropriation act establishing the amount that can be used for particular programs. The annual funding level is generally tied to receipts of highway user taxes placed in the federal Highway Trust Fund. Once Congress passes the annual appropriation, the federal government distributes funds to each state based on formulas or other procedures. States generally must spend these funds on the specific programs outlined in the federal legislation. In recent years, the Highway Trust Fund has faced insolvency as outlays have outpaced revenues. In recent years, annual shortfalls have been addressed primarily by short-term measures. In November 2021, the IIJA was signed into law, which increases federal spending on surface transportation programs and provides additional funding for highways, bridges and airports over a five-year period. Although the law provides for funding at historically high levels, the timing, nature and scale of the projects for which these funds will be used remains uncertain. As a result, we cannot be assured of the existence, timing or amount of future federal highway funding. Federal highway funding is also subject to uncertainties associated with congressional spending as a whole, including the potential impacts of budget deficits, government shutdowns and federal sequestration. Any reduction in federal highway funding, particularly in the amounts allocated to states in which we operate, could have a material adverse effect on our results of operations. While the incoming administration has announced an infrastructure stimulus plan, we cannot predict the impact, if any, that it or other proposed changes in law and regulations may have on our business.
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
Our largest customers are state DOTs. During the fiscal year ended September 30, 2021, the Alabama DOT and the North Carolina DOT accounted for 10.8% and 10.3% of our revenues, respectively, and projects performed for all DOTs accounted for 33.7% of our revenues. We believe that we will continue to rely on state DOTs for a substantial portion of our revenues for the foreseeable future. The loss or reduction of our ability to competitively bid for certain projects or successfully contract with a state DOT could have a material adverse effect on our financial condition, results of operation and liquidity. See Note 2 - Significant Accounting Policies,

Concentration of Risks, to the consolidated financial statements included elsewhere in this report for information relating to concentrations of revenues by type of customer and for a description of our largest customers.
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
The property, plants and equipment needed to produce our products and provide our services can be very expensive. We must spend a substantial amount of capital to purchase and maintain such assets. Although we believe our current cash balance, along with our projected internal cash flows and available financing sources, will provide sufficient cash to support our currently anticipated operating and capital needs, if we are unable to generate sufficient cash to purchase and maintain the property, plants and equipment necessary to operate our business, or if the timing of payments on our receivables is delayed, we may be required to reduce or delay planned capital expenditures or to incur additional indebtedness. In addition, due to the level of fixed and semi-fixed costs associated with our business, particularly at our HMA production facilities, aggregates facilities and our mobile equipment fleets, volume decreases could have a material adverse effect on our financial condition, results of operations or liquidity.
The success of our business depends, in part, on our ability to execute on our acquisition strategy, to successfully integrate acquired businesses and to retain key employees of acquired businesses.
Since our inception, we have acquired and integrated 31 complementary businesses, which have contributed significantly to our growth. We continue to evaluate strategic acquisition opportunities that have the potential to support and strengthen our business, including acquisitions in the southeastern United States, as part of our ongoing growth strategy. We cannot predict the timing or size of any future acquisitions. To successfully acquire a significant target, we may need to raise additional equity and/or incur additional indebtedness, which could increase our leverage level. There can be no assurance that we will be able to identify and complete acquisition transactions on favorable terms, or at all. The investigation of acquisition candidates and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments require substantial management time and attention and costs for accountants, attorneys and others. If we fail to complete any acquisition for any reason, including events beyond our control, the costs incurred up to that point for the proposed acquisition likely would not be recoverable.
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
Our construction operations occur outdoors in an area of the country in which hurricanes, tornadoes and tropical storms are common and snow frequently occurs in certain markets in the winter. As a result, seasonal changes and adverse weather conditions, such as extended snowy, rainy or cold weather, can adversely affect our business operations through a decline in the use and production of HMA, a decline in the demand for our construction services, alterations and delays in our construction schedules, and reduced efficiencies in our contracting operations, resulting in under-utilization of crews and equipment and lower contract profitability. Climate change may lead to increased extreme weather and changes in precipitation and temperature, including natural disasters. Should the impact of climate change be significant or occur for lengthy periods of time, our financial condition or results of operations would be adversely affected.

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
Our results of operations can be adversely affected by labor shortages, turnover and labor cost increases.

Labor is a primary component of operating our business. A number of factors may adversely affect the labor force available to us or increase labor costs from time to time, including high employment levels, federal unemployment subsidies, including unemployment benefits offered in response to the COVID-19 pandemic, and other government regulations. Although we have not experienced any material disruptions due to labor shortages to date, we have observed an overall tightening and increasingly competitive labor market. A sustained labor shortage or increased turnover rates within our employee base, whether caused by COVID-19 or as a result of general macroeconomic factors, could lead to increased costs, such as increased overtime to meet demand and increased wage rates to attract and retain employees, and could negatively affect our ability to complete our construction projects according to the required schedule or otherwise efficiently operate our business. If we are unable to hire and retain employees capable of performing at a high level, or if mitigation measures we may take to respond to a decrease in labor availability, such as overtime and third-party outsourcing, have unintended negative effects, our business could be adversely affected. In addition, we distribute our products and receive raw materials primarily by truck. Reduced availability of trucking capacity due to shortages of drivers, primarily as a result of the COVID-19 pandemic, has caused an increase in the cost of transportation for us and our suppliers. An overall labor shortage, lack of skilled labor, increased turnover or labor inflation, caused by COVID-19 or as a result of general macroeconomic factors, could have a material adverse impact on our operations, results of operations, liquidity or cash flows.

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
Supply chain issues, including shortages of raw materials needed for HMA production, equipment, vehicles and construction supplies, could increase our costs or cause delays in our ability to complete our projects, which could have an adverse impact on our business and our relationships with customers.

We rely on our supply chain for raw materials to manufacture HMA and for equipment, vehicles and construction supplies in order to complete our projects. A reduction or interruption in supply, including disruptions due to the COVID-19 pandemic, a significant natural disaster, shortages in global freight capacity, significant increases in the price of critical components and raw materials, a failure to appropriately forecast or adjust our requirements based on our business needs, or volatility in demand for our products and services could materially adversely affect our business, operating results, and financial condition and could materially damage customer relationships. Our vendors and subcontractors also may be unable to meet our demand, significantly increase lead times for deliveries or impose significant price increases that we are unable to offset through alternate sources of supply, price increases to our customers or increased productivity in our operations. In some cases, we procure certain inputs and services from single or limited suppliers or subcontractors. In the event of supply disruptions from these suppliers or subcontractors, we may not be able to diversify our resources for such materials or services in a timely manner or may experience quality issues with alternate sources. Our growth and ability to meet customer demand depend in large part on our ability to obtain timely deliveries of raw materials, plant components, equipment and vehicles from our suppliers, and significant disruptions in their supply could materially adversely affect our business, operating results, and financial condition and could materially damage customer relationships.

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
At September 30, 2021, our contract backlog was $966.2 million, compared to $608.1 million at September 30, 2020. Our contract backlog generally consists of construction projects for which we either have an executed contract or commitment with a client or have submitted the current low bid. Contract backlog does not include external sales of HMA, aggregates, and liquid asphalt cement. Moreover, our contract backlog reflects our expected revenues from the contract, commitment or bid, which is often subject to revision over time. We cannot guarantee that the revenues projected in our contract backlog will be realized or, if realized, will be profitable. Projects reflected in our contract backlog may be affected by project cancellations, scope adjustments, time extensions or other changes. Such changes may adversely affect the revenues and profit we ultimately realize on these projects.

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
An inability to secure sufficient aggregates reserves could have a negative impact on our future results of operations.
Strict governmental regulations and the limited number of properties containing useful aggregates reserves have made it increasingly challenging and costly to obtain sufficient aggregates to support our business, both with respect to internal use and third-party sales. If we are unable to obtain adequate reserves to support our business, then our financial position, results of operations, cash flows and liquidity may be adversely affected.
A failure to obtain or maintain adequate insurance coverage could adversely affect our results of operations.
We maintain insurance coverage as part of our overall risk management strategy and pursuant to our financing agreements and a majority of our contracts that require us to maintain specific types and amounts of coverage. Although we have been able to obtain reasonably priced insurance coverage to meet our requirements in the past, there is no assurance that we will be able to do so in the future. For example, catastrophic events can result in decreased coverage limits, more limited coverage, and increased premium costs or deductibles. If we are unable to obtain adequate insurance coverage, we would be subject to increased out-of-pocket expenses in the event of a claim and we may not be able to procure certain contracts, either of which could materially adversely affect our financial position, results of operations, cash flows or liquidity.
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

Legal and Regulatory Risks
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

Climate change and related laws and regulations could adversely affect us.
The potential impact of climate change on our operations and our customers remains uncertain. The primary risk that climate change poses to our business is the potential for increases in the volume, frequency and intensity of rainfall and tropical storms, which would impair our ability to perform our construction projects. Climate change could also lead to disruptions in our supply chain, thereby impairing our production capabilities, or the distribution of our products due to major storm events or prolonged adverse conditions, changing temperature levels or flooding from sea level changes, especially in our coastal markets. These changes could be severe and could negatively impact demand for our products and services. In addition, governmental initiatives to address climate change could, if adopted, restrict our operations, require us to make capital expenditures to comply with these initiatives, increase our costs, impact our ability to compete or negatively impact efforts to obtain permits, licenses and other approvals for existing and new facilities. Our inability to timely respond to the risks posed by climate change and the costs of compliance with climate change laws and regulations could have a material adverse impact on us.

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
Mandatory COVID-19 vaccination of employees could impact our workforce and have a material adverse effect on our business and results of operations.
On November 5, 2021, OSHA published an emergency temporary standard mandating that all employers with at least 100 employees require all of their employees to be fully vaccinated on or before January 4, 2022 or tested weekly for COVID-19 (the “ETS”). As a company with more than 100 employees, we are subject to the ETS. At this time, it is not possible to predict with certainty whether the ETS will remain in effect or be invalidated by the courts, and we cannot predict the exact impact that the ETS will have on us or on our workforce. If the ETS takes effect, the ETS may result in employee attrition, which could materially adversely affect future revenues and costs and could have a material adverse effect on our business and results of operations.

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

Financial Risks
Our substantial indebtedness could adversely affect our financial condition and prevent us from fulfilling our obligations.
Our debt consists primarily of our borrowings under the Credit Agreement, which, as of September 30, 2021, provided for a $200.0 million Term Loan and a $225.0 million Revolving Credit Facility. A significant portion of our cash flow is required to pay interest and principal on our outstanding indebtedness, and we may be unable to generate sufficient cash flow from operations, or have future borrowings available, to enable us to repay our indebtedness or to fund other liquidity needs. Among other consequences, this level of indebtedness could:
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

The annual interest rates applicable to advances made under the Credit Agreement is calculated, at our option, by using either a base rate or LIBOR, in each case plus an applicable margin percentage that corresponds to our consolidated total leverage ratio. In 2017, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, announced that it would phase out LIBOR by the end of 2021. However, the ICE Benchmark Administration, in its capacity as administrator of USD LIBOR, has announced that it intends to extend publication of USD LIBOR (other than one-week and two-month tenors) by 18 months to June 2023. It is unclear whether new methods of calculating LIBOR will be established such that it continues to exist after 2023, or whether alternative rates or benchmarks will be adopted. Changes in the method of calculating LIBOR, or the replacement of LIBOR with an alternative rate or benchmark, may adversely affect interest rates, including the rates we pay on borrowings under the Credit Agreement, and result in higher borrowing costs. The Credit Agreement provides that, upon the occurrence of certain triggering events relating to the end of LIBOR, we and the administrative agent under the Credit Agreement will select a different benchmark rate to replace LIBOR as the reference rate for interest accruing on certain advances. Changes in, or the inability to agree on, an alternative rate or benchmark may negatively impact the terms of such indebtedness.

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
At September 30, 2021 and 2020, we had $85.4 million and $46.3 million, respectively, of goodwill recorded on our Consolidated Balance Sheets. We assess goodwill for impairment annually or more often if required. Our assessments involve a number of estimates and assumptions that are inherently subjective and require significant judgment regarding highly uncertain matters that are subject to change. The use of different assumptions or estimates could materially affect the determination as to whether or not an impairment has occurred. In addition, if future events are less favorable than what we assumed or estimated in our impairment analysis, we may be required to record an impairment charge, which could have a material impact on our consolidated financial statements.
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
General Risks
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
We have incurred, and expect to continue to incur, significant costs related to certain requirements of Section 404 of the Sarbanes-Oxley Act (“Section 404”). If we are unable to timely comply with such requirements, our profitability, stock price, results of operations and financial condition could be materially adversely affected.

We are required to comply with certain provisions of Section 404, which requires that we document and test our internal control over financial reporting and issue management’s assessment of our internal control over financial reporting. Section 404 also requires that our independent registered public accounting firm opine on those internal controls. The out-of-pocket costs, the diversion of management’s attention from running the day-to-day operations and operational changes caused by the need to comply with the requirements of Section 404 have been significant, and we expect to continue to incur substantial costs in connection with our compliance efforts. If we fail to comply with the requirements of Section 404, or if we or our auditors identify and report any material weaknesses, the accuracy and timeliness of the filing of our annual and quarterly reports may be materially adversely affected and could cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our Class A common stock. In addition, a material weakness in the effectiveness of our internal control over financial reporting could result in an increased chance of fraud and the loss of customers, reduce our ability to obtain financing, subject us to investigations by the SEC or other regulatory authorities and require additional expenditures to comply with these requirements, each of which could have a material adverse effect on our business, results of operations and financial condition.
Risks Relating to Ownership of Our Class A Common Stock
The dual class structure of our common stock has the effect of concentrating voting control with SunTx Capital Partners (“SunTx”) and its affiliates, which limits your ability to influence corporate matters.
Our Class B common stock has ten votes per share, and our Class A common stock has one vote per share. As of November 19, 2021, our outstanding Class B common stock represented approximately 74.1% of the total voting power of our outstanding common stock. The shares of Class B common stock are held primarily by SunTx, its affiliates and certain members of management. Because of the ten-to-one voting ratio between our Class B common stock and our Class A common stock, the holders of our Class B common stock collectively control a majority of the combined voting power of our common stock and therefore control the outcome of all matters submitted to our stockholders. This concentrated control limits or precludes the ability of holders of Class A common stock to influence corporate matters for the foreseeable future. Future transfers of shares of our Class B common stock generally may result in those shares converting into shares of our Class A common stock. The conversion of shares of our Class B common stock into our Class A common stock will have the effect, over time, of increasing the relative voting power of each remaining share of Class B common stock.
Future sales, or the perception of future sales, of Class A common stock by us or our existing stockholders in the public market could cause the market price for our Class A common stock to decline.
As of November 19, 2021, we had outstanding a total of 40,738,074 shares of our Class A common stock and 11,632,270 shares of our Class B common stock that are convertible at any time into an equal number of shares of our Class A common stock. The sale of shares of our Class A common stock, or the perception of future sales by us or our existing stockholders, could harm the prevailing market price of shares of our Class A common stock. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.
Pursuant to a registration rights agreement, SunTx and certain other stockholders will continue to have the right, subject to certain conditions, to require us to register the sale of their shares of common stock under the Securities Act. By exercising their registration rights and selling a large number of shares, these stockholders could cause the prevailing market price of our Class A common stock to decline. As of November 19, 2021, a total of 3,861,613 shares of our outstanding common stock were subject to potential future registration under the registration rights agreement. Registration of these shares would result in such shares becoming freely tradable upon effectiveness of the registration statement. As restrictions on resale end or if the stockholders who are party to the registration rights agreement exercise their registration rights, the market price of the shares of our Class A common stock could drop significantly if the holders of these shares sell them or are perceived by the market as intending to sell them. These factors could also make it more difficult for us to raise additional funds through future offerings of our Class A common stock or other securities.
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
As of November 19, 2021, the SunTx funds beneficially owned approximately 1.7% of our outstanding Class A common stock and approximately 82.1% of our outstanding Class B common stock, representing 61.3% of the combined voting power of our common stock. Each share of our Class B common stock has ten votes per share, and each share of our Class A common stock has one vote per share. As a result, affiliates of SunTx have the ability to elect all of the members of our board of directors and thereby control our policies and operations, including the appointment of management, future issuances of our Class A common stock or other securities, the payment of dividends, if any, on our Class A common stock, our ability to incur or issue debt, amendments to our amended and restated certificate of incorporation and amended and restated bylaws, and our entry into extraordinary transactions. This concentration of voting control could deprive you of an opportunity to receive a premium for your shares of our Class A common stock as part of a sale of our Company and ultimately might affect the market price of our Class A common stock. In addition, we have engaged, and expect to continue to engage, in related party transactions involving SunTx and certain companies they control. As a result, the interests of affiliates of SunTx may not in all cases be aligned with your interests.
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
So long as SunTx and its affiliates continue to beneficially own a sufficient number of shares of our Class B common stock, they will continue to be able to effectively control our decisions, even if the number of shares of outstanding Class B common stock is limited in proportion to the total number of shares of common stock outstanding. For example, assuming our Class B common stock amounted to 15% of our total outstanding common stock, we would have 44,514,793 shares of Class A common stock outstanding and 7,855,551 shares of Class B common stock outstanding as of November 19, 2021. These outstanding shares of Class B common stock would collectively represent approximately 63.8% of the overall voting power of our common stock. Shares of our Class B common stock may be transferred to an unrelated third party if holders of a majority of the shares of our Class B common stock owned by SunTx and its affiliates consent to such transfer in writing in advance.
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

Item 1B. Unresolved Staff Comments.
None.

Item 2. Properties.
Our principal executive office is located in Dothan, Alabama, in a building that we own. As of November 19, 2021, we operated (i) 56 HMA plants in Alabama, Florida, Georgia, North Carolina and South Carolina, (ii) 14 aggregates facilities in Alabama, Georgia, Florida and North Carolina, and (iii) one liquid asphalt terminal in Florida. Our HMA plants operate at varying levels of utilization depending on market conditions. We maintain offices at our HMA plants and aggregates facilities as we determine to be appropriate under the circumstances. We consider our plants and other physical properties, whether owned or leased, to be suitable, adequate, and of sufficient productive capacity to meet the requirements of our business. However, we routinely evaluate the purchase or lease of additional properties or the consolidation of our properties as our business needs change.

The table below summarizes the locations and the nature of our ownership or leasehold interest in each of our asphalt plants and aggregates facilities. We own our liquid asphalt terminal.

	HMA Plants		Aggregates Facilities
Location	Owned	Leased	Owned	Leased
Alabama	10	8	6	3
Florida	9	1	1	—
Georgia	5	1	1	2
North Carolina	9	10	1	—
South Carolina	2	1	—	—
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
Holders
As of November 19, 2021, there were 40,738,074 shares of our Class A common stock outstanding, held by 127 stockholders of record. The actual number of beneficial holders of our Class A common stock is significantly greater than the number of record holders and includes stockholders who are beneficial owners, but whose shares are held by banks, brokers and other nominees. The last sale price for a share of our Class A common stock as reported on the Nasdaq Global Select Market on November 19, 2021 was $39.23.
As of November 19, 2021, there were 11,632,270 shares of our Class B common stock outstanding, held by 19 stockholders of record.
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
Issuer Purchases of Equity Securities
During the quarter ended September 30, 2021, we did not purchase any of our equity securities that are registered under Section 12(b) of the Exchange Act.

Stock Performance Graph

The following graph compares the cumulative three-year total return provided to the Company’s Class A common stock holders relative to the cumulative total returns of the NASDAQ Composite index and the Dow Jones U.S. Heavy Construction index. The graph tracks the performance of a $100 investment in our Class A common stock and in each index (with the reinvestment of all dividends) from September 30, 2018 through September 30, 2021.

COMPARISON OF 3 YEAR CUMULATIVE TOTAL RETURN
$300
$250
$200
$150
$100
$50
$—
Dollars
2018
2019
2020
2021
Fiscal Year Ended September 30,
Construction Partners, Inc.
NASDAQ Composite Index
Dow Jones US Heavy Construction Index

	Value as of September 30,
	2018	2019	2020	2021
Construction Partners, Inc.	$100.00	$128.76	$150.41	$275.79
NASDAQ Composite Index	$100.00	$99.42	$138.79	$179.57
Dow Jones US Heavy Construction Index	$100.00	$97.52	$94.70	$162.83

Item 6. Selected Financial Data.
For fiscal years ending on or after August 9, 2021, registrants are no longer required to provide the information in this Item.

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
Fiscal 2021 Developments
COVID-19
We did not incur significant disruptions from the COVID-19 pandemic during the fiscal year ended September 30, 2021. However, we continue to closely monitor the impact of the pandemic on all aspects of our business, including its impact on our customers, employees, suppliers and vendors. Among the primary risks to our business from the pandemic are (i) employee absences, which could adversely affect our productivity and our ability to complete projects in accordance with our contractual obligations, and could require us to temporarily close our facilities or project sites, (ii) potential disruptions in our supply chains for raw materials or equipment, whether as a result of facility closures or otherwise, which could increase our labor and materials costs and impair our ability to manufacture HMA or the ability of our subcontractors to complete their required tasks, and (iii) the impact of the COVID-19 pandemic on our customers, which could cause these customers to cancel or delay current or prospective projects or become delinquent in their payments to us for work that we have performed. These risks materialized in varying degrees during fiscal 2021, but none of these risks, individually or in the aggregate, have significantly impacted our operations to date. In addition, the extent to which our operations may be impacted by the COVID-19 pandemic going forward will also depend on the duration of the pandemic, the emergence of different COVID-19 variants, the efficacy and adoption rates of vaccines, and actions by government authorities to contain the outbreak or mitigate the impact of the pandemic. For example, we continue to monitor the impact of vaccination requirements imposed by our customers or governmental authorities on our workforce, which could increase employee turnover and thereby impair our ability to perform our construction projects.
Business Acquisitions
We completed eight acquisitions during the fiscal year, through which we added eighteen HMA plants and five aggregates facilities located in North Carolina and Alabama. As a result of these acquisitions, we entered into several new markets, while also securing crushed stone and aggregates sources for certain of our markets as part of our vertical integration strategy and adding a diverse fleet of trucks and construction equipment to support our operations. For more information about our acquisitions during fiscal 2021, see Note 4 - Business Acquisitions to our consolidated financial statements included elsewhere in this report.
Amended and Restated Credit Agreement
In June 2021, we amended and restated our existing Credit Agreement to, among other things, increase the amount of our Term Loan to an initial aggregate principal amount of $200 million (the full amount of which was drawn immediately) and the amount of our Revolving Credit Facility to an initial aggregate principal amount of $225 million. We used a portion of the proceeds advanced to us to refinance our indebtedness outstanding on the restatement date and to pay fees and expenses incurred in connection with the transaction, with the remainder available for our general corporate purposes, including permitted acquisitions. For more information about the Credit Agreement, see Note 11 - Debt to our consolidated financial statements included elsewhere in this report.
Inflation, Supply Chain and Labor
During fiscal 2021, we began to experience an upward trend in several inflation-sensitive inputs necessary for us to provide our products and services, including upward pressure on wages and increases in the cost of raw materials used to produce HMA and other items that are critical to our business, including fuel, concrete and steel. In addition, we experienced some disruptions from various participants in our supply chain, including subcontractors, materials suppliers and equipment manufacturers, who provide the raw materials, equipment, vehicles, construction supplies and other services we require in order to manufacture HMA and perform our construction projects. To date, we have been able to mitigate some of the effects of inflation, supply chain disruptions and labor constraints on our business by increasing prices for our products and including the anticipated cost increases in the construction projects we bid. However, we are limited in our ability to pass through increased costs for projects already in our backlog and, under those circumstances, may be unable to recoup losses or diminished profit margins by passing these costs through to our customers.

How We Assess Performance of Our Business
Revenues
We derive our revenues predominantly by providing construction products and services for both public and private infrastructure projects, with an emphasis on highways, roads, bridges, airports and commercial and residential sites. Our projects represent a mix of federal, state, municipal and private customers. We also derive revenues from the sale of HMA, aggregates, and liquid asphalt cement to customers. We recognize revenues derived from projects as we satisfy our performance obligations over time (formerly known as the percentage-of-completion method), measured by the relationship of total cost incurred compared to total estimated contract costs (cost-to-cost input method). Changes in job performance, job conditions and estimated profitability, including those arising from contract penalty provisions and final contract settlements, may result in revisions to estimated costs and income, and are recognized in the period in which the revisions are determined. Revenues derived from the sale of HMA, aggregates, and liquid asphalt cement are recognized when the risks associated with ownership have passed to the customer.
Gross Profit
Gross profit represents revenues less cost of revenues. Cost of revenues consists of all direct and indirect costs associated with construction contracts, including raw materials, labor, equipment costs, depreciation, lease expenses, subcontract costs and other expenses at our HMA plants, aggregates mining facilities, and liquid asphalt cement terminal. Our cost of revenues is directly affected by fluctuations in commodity prices, primarily liquid asphalt and diesel fuel. From time to time, when appropriate, we limit our exposure to changes in commodity prices by entering into forward purchase commitments. In addition, our public infrastructure contracts often provide for price adjustments based on fluctuations in certain commodity-related product costs. These price adjustment provisions are in place for most of our public infrastructure contracts, and we seek to include similar provisions in our private contracts.
Depreciation, Depletion, Accretion and Amortization
Property, plant and equipment are initially recorded at cost or, if acquired as a business combination, at fair value. Depreciation on property, plant and equipment is computed on a straight-line basis over the estimated useful life of the asset. Amortization expense is the periodic expense related to leasehold improvements and intangible assets. Leasehold improvements are amortized over the lesser of the life of the underlying asset or the remaining lease term. Our intangible assets were recognized as a result of certain acquisitions and are generally amortized on a straight-line basis over the estimated useful lives of the assets. Mineral reserves are depleted in accordance with the units-of-production method as aggregates are extracted, using the initial allocation of cost based on proven and probable reserves.
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

Other Key Performance Indicators — Adjusted EBITDA, Adjusted EBITDA Margin, and Adjusted Net Income
Adjusted EBITDA represents net income before, as applicable from time to time, (i) interest expense, net, (ii) provision (benefit) for income taxes, (iii) depreciation, depletion, accretion and amortization, (iv) equity-based compensation expense, (v) loss on the extinguishment of debt, (vi) certain management fees and expenses and (vii) nonrecurring legal settlement costs and associated legal expenses unrelated to the Company’s core operations. Adjusted EBITDA Margin represents Adjusted EBITDA as a percentage of revenues for each period. Adjusted net income represents net income before nonrecurring legal settlement costs and associated legal expenses unrelated to the Company’s core operations. These metrics are supplemental measures of our operating performance that are neither required by, nor presented in accordance with, GAAP. These measures have limitations as analytical tools and should not be considered in isolation or as an alternative to net income or any other performance measure derived in accordance with GAAP as an indicator of our operating performance. We present Adjusted EBITDA, Adjusted EBITDA Margin and Adjusted net income because management uses these measures as key performance indicators, and we believe that securities analysts, investors and others use these measures to evaluate companies in our industry. Our calculation of Adjusted EBITDA, Adjusted EBITDA Margin and Adjusted net income may not be comparable to similarly named measures reported by other companies. Potential differences may include differences in capital structures, tax positions and the age and book depreciation of intangible and tangible assets.
The following table presents a reconciliation of net income, the most directly comparable measure calculated in accordance with GAAP, to Adjusted EBITDA and the calculation of Adjusted EBITDA Margin for the periods presented (in thousands, except percentages):

	For the Fiscal Year Ended September 30,
	2021	2020
Net income	$20,177	$40,297
Interest expense, net	2,404	3,113
Provision for income taxes	8,349	12,760
Depreciation, depletion, accretion and amortization	49,806	39,301
Equity-based compensation expense	3,549	1,570
Management fees and expenses (1)	1,935	1,403
Settlement of legal claim and associated legal expenses (2)	4,362	434
Adjusted EBITDA	$90,582	$98,878
Revenues	$910,739	$785,679
Adjusted EBITDA Margin	9.9%	12.6%
(1)Reflects fees and reimbursement of certain out-of-pocket expenses under a management services agreement with SunTx Capital Partners, the Company’s controlling stockholder (see Note 17 - Related Parties to the consolidated financial statements included elsewhere in this report).
(2)Reflects $3.2 million legal settlement and associated legal expenses (see Note 26 - Legal Settlement to the consolidated financial statements included elsewhere in this report).
The following table presents a reconciliation of net income, the most directly comparable measure calculated in accordance with GAAP, to adjusted net income for the periods presented (in thousands):

	For the Fiscal Year Ended September 30,
	2021	2020
Net income	$20,177	$40,297
Settlement of legal claim and associated legal expenses (1)	4,362	434
Tax impact due to above reconciling items	$(570)	$(109)
Adjusted net income	$23,969	$40,622

(1)Reflects $3.2 million legal settlement and associated legal expenses (see Note 26 - Legal Settlement to the consolidated financial statements included elsewhere in this report).

Results of Operations — Fiscal Year Ended September 30, 2021 Compared to Fiscal Year Ended September 30, 2020
The following table sets forth selected financial data for the fiscal years ended September 30, 2021 (“fiscal 2021”) and September 30, 2020 (“fiscal 2020”) (in thousands, except percentages). Refer to the Annual Report on Form 10-K for the fiscal year ended September 30, 2020, filed with the SEC on December 11, 2020, for a discussion of results for the fiscal year ended September 30, 2019.

	For the Fiscal Year Ended September 30,				Change from Fiscal 2020 to Fiscal 2021
	2021		2020
	Dollars	% of Revenues	Dollars	% of Revenues	$ Change	% Change

Revenues	$910,739	100.0%	$785,679	100.0%	$125,060	15.9%
Cost of revenues	790,803	86.8%	663,467	84.4%	127,336	19.2%
Gross profit	119,936	13.2%	122,212	15.6%	(2,276)	(1.9)%
General and administrative expenses	(91,878)	(10.1)%	(68,597)	(8.7)%	(23,281)	33.9%
Gain on sale of equipment, net	2,043	0.2%	1,616	0.2%	427	26.4%
Operating income	30,101	3.3%	55,231	7.1%	(25,130)	(45.5)%
Interest expense, net	(2,404)	(0.3)%	(3,113)	(0.4)%	709	(22.8)%
Other income	819	0.1%	336	—%	483	143.8%
Income before provision for income taxes and earnings from investment in joint venture	28,516	3.1%	52,454	6.7%	(23,938)	(45.6)%
Provision for income taxes	8,349	0.9%	12,760	1.6%	(4,411)	(34.6)%
Earnings from investment in joint venture	10	—%	603	—%	(593)	(98.3)
Net income	$20,177	2.2%	$40,297	5.1%	$(20,120)	(49.9)%
Adjusted EBITDA	$90,582	9.9%	$98,878	12.6%	$(8,296)	(8.4)%
Adjusted net income	$23,969	2.6%	$40,622	5.2%	$(16,653)	(41.0)%

Revenues. Revenues for fiscal 2021 increased $125.0 million, or 15.9%, to $910.7 million from $785.7 million for fiscal 2020. The increase included $87.0 million of revenues attributable to acquisitions completed during or subsequent to fiscal 2020 and an increase of approximately $38.0 million of revenues in our remaining markets from contract work and sales of HMA and aggregates to third parties.

Gross Profit. Gross profit for fiscal 2021 decreased $2.3 million, or 1.9%, to $119.9 million from $122.2 million for fiscal 2020. The lower gross profit was the result of a decrease in gross profit margin to 13.2% for fiscal 2021 from 15.6% for fiscal 2020, primarily due to (i) lower margins on construction projects in the fourth quarter of fiscal 2021 due to delays related to weather, labor and trucking and supply chain issues, and (ii) lower profit margins on the projects we assumed in connection with the North Carolina acquisitions we completed during fiscal 2021 and low utilization of the asphalt plants and equipment acquired in those acquisitions.

General and Administrative Expenses. General and administrative expenses for fiscal 2021 increased $23.3 million, or 33.9%, to $91.9 million from $68.6 million for fiscal 2020. The increase in general and administrative expenses for fiscal 2021 compared to fiscal 2020 was primarily the result of (i) a $2.0 million increase in equity-based compensation expense, (ii) a $3.2 million legal settlement, as described in Note 26 - Legal Settlement, and an increase of $0.7 million for legal fees associated with this settlement, (iii) a $7.8 million increase in management personnel payroll and benefits, (iv) a $3.5 million increase attributable to general and administrative expenses of businesses acquired subsequent to September 30, 2020, and (v) a $3.5 million increase in other professional fees, primarily driven by expenses incurred in support of acquisition activities, information technology expenses and increased accounting and consulting fees.

Interest Expense, Net. Interest expense, net for fiscal 2021 decreased $0.7 million, or 22.8%, to $2.4 million compared to $3.1 million for fiscal 2020. The decrease in interest expense, net reflects a $1.2 million decrease in interest expense and a decrease of $0.5 million in interest income. The decrease was primarily due to $0.9 million of unrealized gain on interest rate swaps for fiscal 2021, compared to an unrealized loss on interest rate swaps of $1.4 million for fiscal 2020. This change was offset by an increase in interest paid due to the increase in long-term debt at September 30, 2021 compared to September 30, 2020. The decrease in interest income was due to a decrease in interest rates earned on our deposits.

Provision for Income Taxes. Our effective tax rate increased to 29.3% for fiscal 2021, from 24.0% for fiscal 2020. Our higher effective tax rate was due to the unfavorable impact of a non-deductible legal settlement and related legal expenses, as described in Note 26 - Legal Settlement, and other fiscal 2021 permanent non-deductible expenses.
Earnings from Investment in Joint Venture. Earnings from investment in joint venture decreased $0.6 million during fiscal 2021 compared to fiscal 2020, as the construction project from which these earnings were derived had a lower level of activity during fiscal 2021.

Net Income. Net income decreased $20.1 million, or 49.9%, to $20.2 million for fiscal 2021 compared to $40.3 million for fiscal 2020. The decrease in net income was primarily a result of lower gross profit and higher general and administrative expenses, partially offset by a decrease in interest expense, net, all as described above.

Adjusted EBITDA and Adjusted EBITDA Margin. Adjusted EBITDA and Adjusted EBITDA Margin were $90.6 million and 9.9%, respectively, for fiscal 2021, compared to $98.9 million and 12.6%, respectively, for fiscal 2020. The decrease in Adjusted EBITDA primarily resulted from lower gross profit and an increase in general and administrative expenses. The lower Adjusted EBITDA Margin was primarily the result of a decrease in Adjusted EBITDA and increase in revenues, all as described above. For a description of Adjusted EBITDA and Adjusted EBITDA Margin, as well as a reconciliation of Adjusted EBITDA to net income, see “How We Assess Performance of Our Business.”

Adjusted Net Income. Adjusted net income decreased $16.7 million to adjusted net income of $24.0 million for fiscal 2021, compared to adjusted net income of $40.7 million for fiscal 2020. The decrease in adjusted net income was primarily a result of lower gross profit and higher general and administrative expenses, all as described above.

Inflation and Price Changes
Except as described above in Item 1 of this report under the heading “2021 Fiscal Year Developments — Inflationary Trends,” inflation had an immaterial impact on our results of operations for fiscal years 2021 and 2020 due to relatively low inflation in the United States in recent years and our ability to recover increasing costs by charging higher prices for our products, including through sale price escalator clauses in most of our public infrastructure sector contracts. Inflation risk varies with the level of activity in our industry, the number, size and strength of competitors and the availability of products to supply a local market. For more information, see the discussion under the heading “Inflation Risk” included in Item 7A of this report.
Liquidity and Capital Resources
Cash Flows Analysis
The following table sets forth our cash flows for the periods indicated (in thousands):

	For the Fiscal Year Ended September 30,
	2021	2020
Net cash provided by operating activities, net of acquisitions	$48,500	$105,173
Net cash used in investing activities	(263,412)	(79,363)
Net cash provided by financing activities	123,847	41,887
Net change in cash and cash equivalents	$(91,065)	$67,697

Operating Activities
During fiscal 2021, cash provided by operating activities, net of acquisitions, was $48.5 million, primarily as a result of:
•net income of $20.2 million, including $49.8 million of depreciation, depletion and amortization of long-lived assets, unrealized gains on derivative instruments of $3.2 million and equity-based compensation expense of $3.5 million;
•an increase in contracts receivable including retainage, net of $27.1 million as a result of higher overall revenues due to acquisitions and growth in existing markets;
•an increase in other assets of $2.9 million primarily due to capitalized costs related to the amended Revolving Credit Facility and deposits on property, plant and equipment assets;

•an increase in inventories of $3.9 million due to increased inventories from acquisitions and normal fluctuations in our inventory cycle;
•an increase in accounts payable and accrued expenses and other current liabilities of $24.0 million due to an increase in construction activity; and
•a net decrease in the difference between costs and estimated earnings in excess of billings on uncompleted contracts and billings in excess of costs and estimated earnings on uncompleted contracts of $15.1 million due to the timing of performing and closing projects.
During fiscal 2020, cash provided by operating activities, net of acquisitions, was $105.2 million, primarily as a result of:
•net income of $40.3 million, including $39.3 million of depreciation, depletion and amortization of long-lived assets, unrealized losses on derivative instruments of $1.9 million and equity-based compensation expense of $1.6 million;
•a decrease in prepaid expenses and other current assets of $8.1 million, primarily reflecting the $7.7 million payment received by certain of our subsidiaries from January 2020 to July 2020 in connection with a settlement agreement we entered into in April 2018 related to a business interruption event; and
•a decrease in contracts receivable including retainage, net of $7.4 million due to a reduction in fiscal year 2020 fourth quarter job activity in certain of our markets, including North Carolina, compared to the prior year.

Investing Activities
During fiscal 2021, cash used in investing activities was $263.4 million, of which $210.7 million related to acquisitions completed in the period and $56.3 million of which was invested in property, plant and equipment. These amounts were partially offset by $3.7 million of proceeds from the sale of equipment.
During fiscal 2020, cash used in investing activities was $79.4 million, of which $30.2 million related to acquisitions completed in the period and $52.6 million of which was invested in property, plant and equipment, which included $11.5 million for the buyout of equipment leases. These amounts were partially offset by $3.0 million of proceeds from the sale of equipment.
Financing Activities
During fiscal 2021, cash provided by financing activities was $123.8 million. We received $219.2 million from proceeds on long-term debt, net of debt issuance costs and discounts, which was offset by $95.4 million of principal payments on long-term debt.
During fiscal 2020, cash provided by financing activities was $41.9 million. We received $72.3 million from proceeds on long-term debt, net of debt issuance costs and discounts, which was offset by $30.4 million of principal payments on long-term debt.
Credit Agreement
We and each of our subsidiaries are parties to the Credit Agreement, which provides for the Term Loan and the Revolving Credit Facility. At September 30, 2021 and 2020, we had $197.5 million and $92.9 million, respectively, of principal outstanding under the Term Loan, $20.0 million and $0.0 million, respectively, of principal outstanding under the Revolving Credit Facility, and availability of $193.7 million and $39.3 million, respectively, under the Revolving Credit Facility, including reduction for outstanding letters of credit. The obligations of our subsidiaries under the Term Loan and the Revolving Credit Facility are secured by a first priority security interest in substantially all of our assets.
The Credit Agreement requires the Company to satisfy certain financial covenants, including a minimum fixed charge coverage ratio of 1.20-to-1.00 and a maximum consolidated leverage ratio of 3.00-to-1.00, subject to certain adjustments. At September 30, 2021 and 2020, our fixed charge coverage ratio was 3.29-to-1.00 and 2.85-to-1.00, respectively, and our consolidated leverage ratio was 1.99-to-1.00 and 1.08-to-1.00, respectively.
From time to time, the Company has entered into interest rate swap agreements to hedge against the risk of changes in interest rates. At September 30, 2021 and 2020, the aggregate notional value of these interest rate swap agreements was $198.3 million and $46.5 million, respectively, and the fair value was $(0.8) million and $(1.7) million, respectively, which is included within other current liabilities or other long-term liabilities on the Company’s Consolidated Balance Sheets.
For more information about the Credit Amendment, see Note 11 - Debt to the consolidated financial statements included elsewhere in this report.

Capital Requirements and Sources of Liquidity
During fiscal 2021 and fiscal 2020, our capital expenditures were approximately $56.3 million and $52.6 million, respectively. Our capital expenditures are typically made during the same fiscal year in which they are approved.  At September 30, 2021, our commitments for capital expenditures were not material to our financial condition or results of operations on a consolidated basis. For fiscal 2022, we expect total capital expenditures to be $60.0 million to $65.0 million. Our capital expenditure budget is an estimate and is subject to change.
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
We believe that our operating cash flow and available borrowings under the Credit Agreement will be sufficient to fund our operations through September 30, 2022. However, future cash flows are subject to a number of variables, including the potential impacts of COVID-19, and significant additional capital expenditures will be required to conduct our operations. There can be no assurance that operations and other capital resources will provide sufficient cash to maintain planned or future levels of capital expenditures. In the event that we make one or more acquisitions and the amount of capital required is greater than the amount of cash on hand we have available for acquisitions at that time, we could be required to reduce the expected level of capital expenditures and/or seek additional capital. If we seek additional capital, we may do so through borrowings under the Credit Agreement, joint ventures, asset sales, offerings of debt or equity securities or other means. However, the unprecedented public health and governmental efforts to contain the spread of COVID-19 have created significant uncertainty as to general economic conditions for fiscal 2022 and beyond, and our ability to engage in any such transactions may be constrained by economic conditions and other factors outside of our control. We cannot guarantee that additional capital will be available on acceptable terms or at all. If we are unable to obtain the funds we need, we may not be able to complete acquisitions that may be favorable to us or finance the capital expenditures necessary to conduct our operations.
Off-Balance Sheet Arrangements
As of September 30, 2021, the Company had aggregate letters of credit outstanding in the amount of $11.3 million, future purchase commitments of $0.1 million for diesel fuel and $2.4 million of minimum royalty payments related to aggregates facilities. Other than the letters of credit, future purchase commitments and minimum royalty payments, we do not currently have any off-balance sheet arrangements that have, or are reasonably likely to have, a material current or future effect on our financial condition, changes in our financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources. See Note 18 - Commitments and Contingencies to our consolidated financial statements included elsewhere in this report for additional information.
Contractual Obligations
The following table summarizes our significant obligations outstanding as of September 30, 2021

		Payments Due by Fiscal Year
	Total	2022	2023	2024	2025	2026	2027 and Thereafter
Debt obligations	$217,500	$10,000	$10,000	$11,250	$15,000	$171,250	$—
Operating leases	8,104	1,614	1,223	929	623	600	3,115
Purchase commitments	51	51	—	—	—	—	—
Royalty payments	2,395	289	196	189	137	124	1,460
Asset retirement obligations	2,788	—	—	—	—	—	2,788
Total	$230,838	$11,954	$11,419	$12,368	$15,760	$171,974	$7,363

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
Contracts Receivable, Including Retainage
Contracts receivable are generally based on amounts billed to the customer and currently due in accordance with our contracts. Many of the contracts under which we perform work contain retainage provisions. Retainage refers to amounts that we have billed to the customer, but are being held for payment by the customer pending satisfactory completion of the project. Retainage on active contracts is classified as a current asset regardless of the term of the contract and is generally collected within one year of the completion of a contract. At September 30, 2021 and 2020, contracts receivable included $27.6 million and $21.0 million, respectively, of retainage, which was being contractually withheld by customers until completion of the associated contracts.
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
Valuation of Long-Lived Assets and Goodwill
Long-lived assets, which include property, equipment and acquired intangible assets, such as goodwill, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment evaluations involve fair values and management estimates of useful asset lives and future cash flows. Actual useful lives and cash flows could be different from those estimated by management, and this could have a material effect on our operating results and financial position. For the fiscal years ended September 30, 2021 and 2020, there were no events or changes in circumstances that would indicate a material impairment of our long-lived assets.

Goodwill and indefinite-lived intangible assets must be tested for impairment at least annually. We performed our most recent annual impairment test on July 1, 2021. Our test indicated that there was no impairment of goodwill and indefinite-lived intangible assets. For our goodwill impairment test, we first evaluate our market capitalization compared to the net assets of the Company overall. Our final determination of valuation is impacted by a number of factors, but the key factors are the price of our common stock, recently completed transactions from both public companies and private transactions and our estimated forecast of future cash flows.
The valuation approaches contain uncertainty regarding the estimates used. Our market capitalization could be impacted because we are a controlled company, which impacts the control premium we apply to the market price of our common stock. One of the largest uncertainties relates to federal, state and local government spending, which management expects to increase in the upcoming years. There are a number of other uncertainties with respect to our future financial performance that could impact estimated future cash flows, including those discussed under the heading “Risk Factors” elsewhere in this report. Based on our valuation approaches, we determined that our one reporting unit substantially exceeded its carrying value, and thus concluded that the carrying value of goodwill was not impaired at July 1, 2021 or 2020. At September 30, 2021 and 2020, we had goodwill with a carrying amount of $85.4 million and $46.3 million, respectively.
For our indefinite-lived intangible asset impairment test, we performed a qualitative impairment assessment. The qualitative assessment did not identify indicators of impairment, and it was determined that is more likely than not the indefinite-lived name license fair value was more than its carrying amount. Accordingly, no further analysis was required or performed.
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
On the basis of our evaluations, at September 30, 2021 and 2020, no valuation allowance was recorded on our net deferred tax assets, and we had no material uncertain tax positions. If our estimates or assumptions regarding our current and deferred tax items are inaccurate or are modified, these changes could have potentially material impacts on our earnings.
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
Other Accounting Policies and New Accounting Pronouncements
See Note 2 – Significant Accounting Policies and Note 3 – Accounting Standards, to the consolidated financial statements for the fiscal year ended September 30, 2021, which are contained in Part II, Item 8 of this report and are incorporated by reference herein.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
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
Our risk management activities also include the use of financial derivative instruments. We have entered into fuel swap contracts to mitigate the financial impact of fluctuations in fuel prices. We do not enter into fuel swap contracts for speculative or trading purposes. These fuel swap contracts provide a fixed price for less than 50% of our estimated fuel usage for the remainder of fiscal years 2022 and part of 2023.
The table below provides information about the Company’s fuel swap contracts that are sensitive to changes in commodity prices, specifically diesel fuel, as of September 30, 2021.

	Carrying Amount	Fair Value
Fuel swap contracts (1)
Contract volumes (1,000 gallons)	2,100
Weighted average price (per gallon)	$1.36
Contract amount (in thousands)	$1,812	$1,812

(1)See also Note 21 - Fair Value Measurements and Note 22 - Investments in Derivative Instruments to the consolidated financial statements included in this report.
Interest Rate Risk
We are exposed to interest rate risk on certain of our short- and long-term debt obligations used to finance our operations and acquisitions. We have LIBOR-based floating rate borrowings under the Credit Agreement, which expose us to variability in interest payments due to changes in the reference interest rates. From time to time, we use derivative instruments as hedges against the impact of interest rate changes on future earnings and cash flows. We do not enter into such derivative instruments for speculative or trading purposes. At September 30, 2021, we had a total of $217.5 million of variable rate borrowings outstanding. Holding other factors constant and absent the interest rate swap agreements described above, a hypothetical 1% change in our borrowing rates would result in a $2.2 million change in our annual interest expense based on our variable rate debt at September 30, 2021.
The following table presents the future principal payment obligations, interest payments, and fair values associated with the Company’s debt instruments assuming the Company’s actual level of variable rate debt as of September 30, 2021 (in thousands).

	For the Fiscal Year Ending September 30,							Fair
	2022	2023	2024	2025	2026	Thereafter	Total	Value
Debt obligations
Term loan	$10,000	$10,000	$11,250	$15,000	$151,250	$—	$197,500	$197,500
Revolving credit facility	—	—	—	—	20,000	—	20,000	20,000
Interest payments (1)	3,358	3,199	3,039	2,824	1,970	—

(1) Represents projected interest payments using the Company’s October 2021 LIBOR-based floating rate of 1.58%.
The notional amount of the Company’s outstanding interest rate swap contracts at September 30, 2021 was $198.3 million. The maturity dates of outstanding interest rate swap contracts range from June 2022 to June 2026. The fair value of outstanding interest rate swap contracts was ($0.8) million as of September 30, 2021. See also Note 21 - Fair Value Measurements and Note 22 - Investments in Derivative Instruments to the consolidated financial statements included in this report.
Inflation Risk
We are subject to the effects of inflation through wage pressures, increases in the cost of raw materials used to produce HMA, and increases in other items, such as fuel, concrete and steel. During the fiscal year ended September 30, 2021, we began to experience an upward trend in several of these inflation-sensitive items. We seek to recover increasing costs by obtaining higher prices for our products or by including the anticipated price increases in our bids. Due to the relatively short-term duration of our construction contracts, we are generally able to reduce our exposure to price increases on new contracts, but we are limited in our ability to pass through increased costs for projects already in our backlog. Going forward, continued cost inflation in these areas may require further price adjustments to maintain profit margin, and any price increases may have a negative effect on demand.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Construction Partners, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Construction Partners, Inc. and its subsidiaries (the Company) as of September 30, 2021 and 2020, the related consolidated statements of comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended September 30, 2021, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2021, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of September 30, 2021, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated November 29, 2021 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which they relate.
Revenue Recognition – Revenue Recognized Over Time Under Uncompleted Long-Term Construction Contracts
Critical Audit Matter Description
As described in Note 6, the Company has recognized $1,168,864,000 of costs and estimated earnings to date on uncompleted contracts at September 30, 2021. As described in Note 1 to the consolidated financial statements, the Company recognizes revenue derived from long-term construction contracts over time as the Company satisfies the single performance obligation for each construction contract. Progress towards completion of the performance obligation in each long-term construction project is estimated using the input method, which is measured by the relationship of total costs incurred through the measurement date to total estimated costs required to complete the project (cost-to-cost input method). Recognition of revenue under uncompleted construction contracts requires significant judgment by management, including measuring progress towards completion of the contract by estimating total costs expected to be incurred to complete a contract.
We have identified the revenue recognized under long-term construction contracts that were uncompleted at September 30, 2021 as a critical audit matter because of the significant assumptions management makes in determining the amount of revenue to recognize prior to completion of a contract. Auditing management’s judgments related to measuring progress towards completion of the Company’s contracts through estimating total costs expected to be incurred to complete the contracts involved a high degree of auditor judgment and increased audit effort.

Our audit procedures related to revenue recognized under uncompleted long-term construction contracts included the following, among others:
•We obtained an understanding of the relevant controls related to revenue recognized under long-term construction contracts and tested such controls for design and operating effectiveness, including management’s controls over the estimation of total contract costs to be incurred in order to complete uncompleted contracts.
•We selected a sample of long-term construction contracts and we performed the following:
◦Compared the current year costs incurred to prior year estimates of costs to complete, which involved comparing projects completed during the fiscal year with the estimates made as of the previous balance sheet date to evaluate management’s ability to accurately estimate costs to complete on its long-term construction contracts.
◦Analyzed the estimated gross margins for uncompleted contracts by comparing the Company’s three-year historical average gross margin stratified by customer type to the estimated margin for uncompleted contracts at fiscal year end.
◦Inquired with individuals outside of the accounting function, including project management teams and individuals responsible for oversight and performance of the contracts, to obtain corroborating evidence regarding estimates of costs to complete and estimated gross margins on uncompleted contracts.
•Compared the costs incurred during the month immediately subsequent to the fiscal year end to costs and estimated earnings to date on uncompleted contracts at September 30, 2021, and on a sample basis, inquired with individuals responsible for oversight and performance of the contracts in order to obtain corroborating evidence regarding estimated earnings on uncompleted contracts.
Fair Value Estimation of Mineral Reserves Acquired in Business Combinations
Critical Audit Matter Description
As described in Note 4 to the consolidated financial statements, during the fiscal year ended September 30, 2021, the Company acquired a crushed stone and aggregates facility located near Goldston, North Carolina and a HMA contracting company located in Cullman, Alabama that includes four aggregate facilities, resulting in a total provisional fair value of acquired mineral reserves of $56,718,000. The Company accounted for these transactions as business acquisitions with the identifiable assets acquired and liabilities assumed recorded at their provisional estimated fair values. As described in Note 2 to the consolidated financial statements, the Company estimated the provisional fair values of acquired mineral reserves using an excess earnings approach, which required management to make significant estimates and assumptions related to forecasted sales prices, forecasted sales volumes, forecasted profit margins and the selection of a discount rate.
We have identified the provisional fair value of mineral reserves acquired in business combinations as a critical audit matter because of the significant estimates and assumptions management used in estimating the provisional fair values. Auditing management’s key estimates and assumptions involved a high degree of auditor judgment and increased audit effort, including the use of our valuation specialists.
Our audit procedures related to the provisional fair value of mineral reserves acquired in business combinations included the following, among others:
•We obtained an understanding of the relevant controls related to selecting key assumptions and inputs inherent in the fair value estimation valuation models and tested such controls for design and operating effectiveness.
•We involved valuation professionals with specialized skills and knowledge, who assisted in the following:
◦Evaluating the elements of the discount rate assumption used by management by comparing them against publicly available market data
◦Evaluating the forecasted sales prices, forecasted sales volumes, forecasted profit margins by comparing management’s estimates to market data

/s/ RSM US LLP
We have served as the Company's auditor since 2017.
Birmingham, Alabama
November 29, 2021

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Construction Partners, Inc.
Opinion on the Internal Control Over Financial Reporting
We have audited Construction Partners, Inc.'s (the Company) internal control over financial reporting as of September 30, 2021, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2021, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements of the Company and our report dated November 29, 2021 expressed an unqualified opinion.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control Over Financial Reporting
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ RSM US LLP
Birmingham, Alabama
November 29, 2021

CONSTRUCTION PARTNERS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	September 30,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$57,251	$148,316
Contracts receivable including retainage, net	158,170	131,770
Costs and estimated earnings in excess of billings on uncompleted contracts	23,023	7,873
Inventories	53,792	38,561
Prepaid expenses and other current assets	7,790	5,041
Total current assets	300,026	331,561

Property, plant and equipment, net	404,832	237,230
Operating lease right-of-use assets	6,535	7,383
Goodwill	85,422	46,348
Intangible assets, net	4,163	3,224
Investment in joint venture	108	198
Other assets	5,534	1,784
Deferred income taxes, net	—	386
Total assets	$806,620	$628,114
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$86,390	$64,732
Billings in excess of costs and estimated earnings on uncompleted contracts	33,719	33,704
Current portion of operating lease liabilities	1,395	2,046
Current maturities of long-term debt	10,000	13,000
Accrued expenses and other current liabilities	26,459	22,347
Total current liabilities	157,963	135,829
Long-term liabilities:
Long-term debt, net of current maturities and debt issuance costs	206,175	79,053
Operating lease liabilities, net of current portion	5,302	5,554
Deferred income taxes, net	17,362	14,003
Other long-term liabilities	10,919	8,480
Total long-term liabilities	239,758	107,090
Total liabilities	397,721	242,919
Commitments and contingencies
Stockholders’ Equity:
Preferred stock, par value $0.001; 10,000,000 shares authorized at September 30, 2021 and September 30, 2020 and no shares issued and outstanding	—	—
Class A common stock, par value $0.001; 400,000,000 shares authorized, 36,600,639 shares issued and outstanding at September 30, 2021, and 33,875,884 shares issued and outstanding at September 30, 2020	37	34
Class B common stock, par value $0.001; 100,000,000 shares authorized, 18,614,791 shares issued and 15,691,839 shares outstanding at September 30, 2021, and 20,828,813 shares issued and 17,905,861 shares outstanding at September 30, 2020	19	21
Additional paid-in capital	248,571	245,022
Treasury stock, at cost, 2,922,952 shares of Class B common stock, par value $0.001	(15,603)	(15,603)
Accumulated other comprehensive loss, net	(23)	—
Retained earnings	175,898	155,721
Total stockholders’ equity	408,899	385,195
Total liabilities and stockholders’ equity	$806,620	$628,114

See notes to consolidated financial statements.

CONSTRUCTION PARTNERS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands, except share and per share data)

	For the Fiscal Year Ended September 30,
	2021	2020	2019
Revenues	$910,739	$785,679	$783,238
Cost of revenues	790,803	663,467	665,285
Gross profit	119,936	122,212	117,953
General and administrative expenses	(91,878)	(68,597)	(62,724)
Gain on sale of equipment, net	2,043	1,616	1,909
Operating income	30,101	55,231	57,138
Interest expense, net	(2,404)	(3,113)	(1,861)
Other income	819	336	416
Income before provision for income taxes and earnings from investment in joint venture	28,516	52,454	55,693
Provision for income taxes	8,349	12,760	13,909
Earnings from investment in joint venture	10	603	1,337
Net income	$20,177	$40,297	$43,121
Other comprehensive (loss), net of tax
Unrealized (loss) on interest rate swap contract, net	(23)	—	—
Other comprehensive (loss)	(23)	—	—
Comprehensive income	$20,154	$40,297	$43,121

Net income per share attributable to common stockholders:
Basic	$0.39	$0.78	$0.84
Diluted	$0.39	$0.78	$0.84

Weighted average number of common shares outstanding:
Basic	51,636,955	51,489,211	51,421,159
Diluted	51,773,213	51,636,934	51,427,220

See notes to consolidated financial statements.

CONSTRUCTION PARTNERS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive (Loss), net	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance, September 30, 2018	11,950,000	$12	42,387,571	$42	$242,493	$(15,603)	$—	$72,525	$299,469
Conversion of Class B common stock to Class A common stock	20,355,202	20	(20,355,202)	(20)	—	—	—	—	—
Issuance of stock grant awards	292,534	—	—	—	—	—	—	—	—
Stock option exercise	—	—	74,592	—	3	—	—	—	3
Equity-based compensation expense	—	—	—	—	957	—	—	—	957
Net income	—	—	—	—	—	—	—	43,121	43,121
Balance, September 30, 2019	32,597,736	33	22,106,961	22	243,452	(15,603)	—	115,646	343,550
Conversion of Class B common stock to Class A common stock	1,278,148	1	(1,278,148)	(1)	—	—	—	—	—
Equity-based compensation expense	—	—	—	—	1,570	—	—	—	1,570
Effect of adopting ASU Topic 842	—	—	—	—	—	—	—	(222)	(222)
Net income	—	—	—	—	—	—	—	40,297	40,297
Balance, September 30, 2020	33,875,884	34	20,828,813	21	245,022	(15,603)	—	155,721	385,195
Conversion of Class B common stock to Class A common stock	2,214,022	2	(2,214,022)	(2)	—	—	—	—	—
Issuance of stock grant awards	510,733	1	—	—	—	—	—	—	1
Equity-based compensation expense	—	—	—	—	3,549	—	—	—	3,549
Other comprehensive (loss)	—	—	—	—	—	—	(23)	—	(23)
Net income	—	—	—	—	—	—	—	20,177	20,177
Balance, September 30, 2021	36,600,639	$37	18,614,791	$19	$248,571	$(15,603)	$(23)	$175,898	$408,899

See notes to consolidated financial statements.

CONSTRUCTION PARTNERS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Fiscal Year Ended September 30,
	2021	2020	2019
Cash flows from operating activities:
Net income	$20,177	$40,297	$43,121
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, accretion and amortization	49,806	39,301	31,231
Amortization of deferred debt issuance costs	275	170	109
Unrealized loss (gain) on derivative instruments	(3,209)	1,900	565
Provision for bad debt	784	705	995
Gain on sale of equipment	(2,043)	(1,616)	(1,909)
Equity-based compensation expense	3,549	1,570	957
Earnings from investment in joint venture	(10)	(603)	(1,337)
Distribution of earnings from investment in joint venture	100	540	—
Deferred income taxes	3,745	3,310	2,997
Other non-cash adjustments	(46)	(5)	—
Changes in operating assets and liabilities:
Contracts receivable including retainage	(27,074)	7,407	(20,586)
Costs and estimated earnings in excess of billings on uncompleted contracts	(15,150)	4,157	(2,696)
Inventories	(3,932)	(1,183)	(8,826)
Prepaid expenses and other current assets	(1,759)	8,103	993
Other assets	(2,928)	500	7,986
Accounts payable	20,201	(5,710)	6,932
Billings in excess of costs and estimated earnings on uncompleted contracts	15	2,589	(7,623)
Accrued expenses and other current liabilities	3,848	3,086	2,117
Other long-term liabilities	2,151	655	248
Net cash provided by operating activities, net of acquisitions	48,500	105,173	55,274
Cash flows from investing activities:
Purchases of property, plant and equipment	(56,332)	(52,574)	(42,479)
Acquisition of liquid asphalt terminal assets	—	—	(10,848)
Proceeds from sale of equipment	3,654	3,041	4,456
Business acquisitions, net of cash acquired	(210,734)	(30,191)	(13,854)
Return of investment in joint venture	—	361	2,500
Net cash used in investing activities	(263,412)	(79,363)	(60,225)
Cash flows from financing activities:
Proceeds from issuance of long-term debt, net of debt issuance costs and discount	219,197	72,299	—
Principal payments of long-term debt	(95,350)	(30,412)	(13,001)
Payment of treasury stock purchase obligation	—	—	(569)
Proceeds from sale of stock	—	—	3
Net cash provided by (used in) financing activities	123,847	41,887	(13,567)
Net change in cash and cash equivalents	(91,065)	67,697	(18,518)
Cash and cash equivalents:
Beginning of year	148,316	80,619	99,137
End of year	$57,251	$148,316	$80,619

Supplemental cash flow information:
Cash paid for interest	$3,197	$2,041	$2,639
Cash paid for income taxes	$6,218	$9,905	$9,119
Cash paid for operating lease liabilities	$2,532	$3,228	$—
Non-cash items:
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$2,338	$1,516	$—
Property, plant and equipment financed with accounts payable	$3,408	$2,761	$904
Amounts payable to sellers in business combinations	$1,457	$—	$—
Non-compete agreements to seller in business combination	$1,200	$—	$—

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - General
Business Description
Construction Partners, Inc. (the “Company”) is a civil infrastructure company that specializes in the construction and maintenance of roadways across Alabama, Florida, Georgia, North Carolina and South Carolina. Through its wholly owned subsidiaries, the Company provides a variety of products and services to both public and private infrastructure projects, with an emphasis on highways, roads, bridges, airports, and commercial and residential developments. The Company’s primary operations consist of (i) manufacturing and distributing hot mix asphalt (“HMA”) for both internal use and sales to third parties in connection with construction projects, (ii) paving activities, including the construction of roadway base layers and application of asphalt pavement, (iii) site development, including the installation of utility and drainage systems, (iv) mining aggregates, such as sand, gravel and construction stone, that are used as raw materials in the production of HMA and for sales to third parties, and (v) distributing liquid asphalt cement for both internal use and sales to third parties in connection with HMA production.
The Company was formed as a Delaware corporation in 2007 as a holding company to facilitate an acquisition growth strategy in the HMA paving and construction industry. SunTx Capital Partners (“SunTx”), a private equity firm based in Dallas, Texas, is the Company’s majority investor and has owned a controlling interest in the Company’s stock since the Company’s inception.
Management’s Estimates
The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the recorded amounts of assets, liabilities, stockholders’ equity, revenues and expenses during the reporting period, and the disclosure of contingent liabilities at the date of the consolidated financial statements. Estimates are used in accounting for items such as recognition of revenues and cost of revenues, mineral reserves, goodwill and other intangible assets, business acquisition accounting estimates, valuation of operating lease right-of-use assets, allowance for doubtful accounts, valuation allowances related to income taxes, accruals for potential liabilities related to lawsuits or insurance claims, asset retirement obligations, the fair value of derivative instruments, the fair value of equity-based compensation awards and the economic implications of the COVID-19 pandemic. Estimates are continually evaluated based on historical information and actual experience; however, actual results could differ from these estimates.

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
Contracts receivable including retainage, net is stated at the amount management expects to collect from outstanding balances. Management provides for uncollectible accounts through a charge to earnings and a credit to the allowance for doubtful accounts based on its assessment of the current status of individual accounts, type of service performed, current economic conditions, historical losses and other information available to management. Balances that are still outstanding after management has used reasonable collection efforts are written off through a charge to the allowance for doubtful accounts and an adjustment to the contract receivable.
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
Concentration of Risks
Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of contracts receivable including retainage. In the normal course of business, the Company provides credit to its customers and does not generally require collateral. The Company monitors concentrations of credit risk associated with these receivables on an ongoing basis. The Company has not historically experienced significant credit losses, due primarily to management’s assessment of customers’ credit ratings. The Company principally deals with recurring customers, state and local governments and well-known local companies whose reputations are known to management. The Company performs credit checks for significant new customers and generally requires progress payments for significant projects. The Company generally has the ability to file liens against the property if payments are not made on a timely basis. No single customer accounted for more than 10% of the Company’s contracts receivable including retainage, net balance at September 30, 2021 or September 30, 2020.
Projects performed for various departments of transportation accounted for 33.7%, 32.5% and 40.4% of consolidated revenues for the fiscal years ended September 30, 2021, 2020 and 2019, respectively. Customers that accounted for more than 10% of consolidated revenues during fiscal years ended September 30, 2021, 2020 and 2019 are presented below:

	% of Consolidated Revenues for the Fiscal Year Ended September 30,
	2021	2020	2019
Alabama Department of Transportation	10.8%	11.6%	13.8%
North Carolina Department of Transportation	10.3%	7.8%	13.1%

Inventories
The Company’s inventories are stated at the lower of cost or net realizable value and are accounted for on an average cost basis or a first-in, first-out cost basis. The cost of inventory includes the cost of material, labor, trucking and other equipment costs associated with procuring and transporting materials to HMA plants for production and delivery to customers. Inventories consist primarily of construction stone that has been removed from aggregates facilities and processed for future sale or internal use, raw materials, including asphalt cement, aggregates and millings that the Company expects to utilize on construction projects within one year. Inventories valued on the average cost basis totaled $46.1 million and $33.7 million, respectively, at September 30, 2021 and 2020. Inventories valued on the first-in, first-out cost basis totaled $7.6 million and $4.8 million, respectively, at September 30, 2021 and 2020.

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

	% of Consolidated Revenues for the Fiscal Year Ended September 30,
	2021	2020	2019
Public	61.3%	65.3%	69.3%
Private	38.7%	34.7%	30.7%

Revenues derived from construction projects are recognized over time as the Company satisfies its performance obligations by transferring control of the asset created or enhanced by the project to the customer. Recognition of revenues and cost of revenues for construction projects requires significant judgment by management, including, among other things, estimating total costs expected to be incurred to complete a project and measuring progress toward completion. Management reviews contract estimates regularly to assess revisions of estimated costs to complete a project and measurement of progress toward completion. No material adjustments to a contract were noted in the fiscal year ended September 30, 2021.
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

Revenues derived from the sale of HMA, aggregates, ready-mix concrete, and liquid asphalt are recognized at a point in time, which is when control of the product is transferred to the customer. Generally, that point in time is when the customer accepts delivery at its facility or receives product in its own transport vehicles from one of the Company’s HMA plants or aggregates facilities. Upon purchase, the Company generally provides an invoice or similar document detailing the goods transferred to the customer. The Company generally offers payment terms customary in the industry, which typically require payment ranging from point-of-sale to 30 days following purchase.
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
The Company’s financial instruments include cash and cash equivalents, contracts receivable including retainage, accounts payable and accrued expenses reflected as current assets and current liabilities on its Consolidated Balance Sheets at September 30, 2021 and 2020. Due to the short-term nature of these instruments, management considers their carrying value to approximate their fair value.
The Company also has a Term Loan and a Revolving Credit Facility, as described in Note 11 - Debt. The carrying value of amounts outstanding under these credit facilities is reflected as long-term debt, net of current maturities and current maturities of long-term debt on the Company’s Consolidated Balance Sheets at September 30, 2021 and 2020. Due to the variable rate or short-term nature of these instruments, management considers their carrying value to approximate their fair value.
The Company also has derivative instruments. The fair value of commodity and interest rate swaps are based on forward and spot prices, as described in Note 21 - Fair Value Measurements.
Level 3 fair values are used to value acquired mineral reserves and leased mineral interests. The fair values of mineral reserves and leased mineral interests are determined using an excess earnings approach, which requires management to estimate future cash flows. The estimate of future cash flows is based on available historical information and forecasts determined by management, but is inherently uncertain. Key assumptions in estimating future cash flows include sales price, volumes and expected profit margins, net of capital requirements. The present value of the projected net cash flows represents the fair value assigned to mineral reserves and mineral interests. The discount rate is a significant assumption used in the valuation model and is based on the required rate of return that a hypothetical market participant would assume if purchasing the acquired business.
Management applies fair value measurement guidance to its impairment analysis for tangible and intangible assets, including goodwill.
Property, Plant and Equipment
Property, plant and equipment are initially recorded at cost or, if acquired as a business combination, at fair value and depreciated on a straight-line basis over their estimated useful lives. Leasehold improvements for operating leases are amortized over the lesser of the term of the related lease or the estimated useful lives of the improvements. Mineral reserves and mine development costs, including stripping costs incurred during the development stage of a mine, are depleted in accordance with the units-of-production method as aggregates are extracted, using the initial allocation of cost based on proven and probable reserves. Routine repair and maintenance costs are expensed as incurred. Asset improvements are capitalized at cost and amortized over the remaining useful life of the related asset.
The estimated useful lives of property, plant and equipment categories are as follows:

Category	Estimated Useful Life
Land and improvements	Land, unlimited; improvements, 15-25 years
Mineral reserves	Based on depletion
Buildings	5 - 39 years
Plants	3 - 20 years
Construction equipment	3 - 10 years
Furniture and fixtures	5 - 10 years
Leasehold improvements	The shorter of 15 years or the remaining lease term
Management periodically assesses the estimated useful life over which assets are depreciated, depleted or amortized. If the analysis warrants a change in the estimated useful life of property, plant and equipment, management will reduce the estimated useful life and depreciate, deplete or amortize the carrying value prospectively over the shorter remaining useful life.
The carrying amounts of assets sold or retired and the related accumulated depreciation are eliminated in the period of disposal, and the resulting gains and losses are included in the Company’s Consolidated Statements of Comprehensive Income during the same period.
Impairment of Long-Lived Assets
The carrying value of property, plant and equipment and intangible assets subject to amortization is evaluated whenever events or changes in circumstances indicate that the carrying amount of such assets, or an asset group, may not be recoverable. Events or circumstances that might cause management to perform impairment testing include, but are not limited to, (i) a significant decrease in the market price of an asset, (ii) a significant adverse change in the extent or manner in which an asset is used or in its physical condition, (iii) an accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of an asset, (iv) an operating or cash flow performance combined with a history of operating or cash flow losses or a forecast that demonstrates continuing losses associated with the use of an asset, and (v) an expectation that an asset will be disposed of significantly before the end of its previously estimated useful life. If indicators of potential impairment are present, management performs a recoverability test and, if necessary, records an impairment loss. If the total estimated future undiscounted cash flows to be generated from the use and ultimate disposition of an asset or asset group is less than its carrying value, an impairment loss is recorded in the Company’s Consolidated Statements of Comprehensive Income, measured as the amount required to reduce the carrying value to fair value. Fair value is determined in accordance with the best available information based on the hierarchy described under “Fair Value Measurements” above. For example, the Company would first seek to identify quoted prices or other observable market data. If observable data is not available, management would apply the best available information under the circumstances to a technique, such as a discounted cash flow model, to estimate fair value. Impairment analysis involves estimates and the use of assumptions in connection with judgments made in forecasting long-term estimated inflows and outflows resulting from the use and ultimate disposition of an asset, and determining the ultimate useful lives of assets. Actual results may differ from these estimates using different assumptions, which could materially impact the results of an impairment assessment.

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
The second step requires comparing the carrying value of a reporting unit, including goodwill, to its fair value, typically using the multiple period discounting method under the income approach and market approach. The income approach uses a discounted cash flow model, which involves significant estimates and assumptions, including preparation of revenues and profitability growth forecasts, selection of a discount rate, and selection of a terminal year multiple, to estimate fair value. The market approach could include applying a control premium to the market price of the Company’s common stock or utilizing guideline public company multiples. Management’s assessment of facts and circumstances at each analysis date could cause these assumptions to change. If the fair value of the respective reporting unit exceeds its carrying amount, goodwill is not considered to be impaired, and no further testing is required. If the carrying amount of a reporting unit exceeds its fair value, an impairment charge is recorded to write down goodwill to its fair value and is recorded in the Company’s Consolidated Statements of Comprehensive Income. The Company performed a quantitative assessment of goodwill using the market capitalization calculation for fiscal years 2021 and 2020 and determined that the fair value of its reporting unit exceeded its carrying value, and thus concluded that the carrying value of goodwill was not impaired at September 30, 2021 or 2020. Accordingly, no further analysis was required or performed.
Management also annually assesses the carrying value of the Company’s indefinite-lived intangible assets other than goodwill on the first day of the fiscal fourth quarter. The Company performed a qualitative impairment assessment of its indefinite-lived name license. The qualitative assessment did not identify indicators of impairment, and it was determined that is more likely than not the indefinite-lived name license fair value was more than its carrying amount. Accordingly, no further analysis was required or performed.
Deferred Financing Costs
Costs directly associated with obtaining debt financing are capitalized upon the issuance of long-term debt and amortized over the term of the related debt agreement. Unamortized amounts are presented on the Consolidated Balance Sheets as a direct deduction from the carrying amount of the related long-term debt liability. Loan issuance costs associated with the Revolving Credit Facility are presented as a component of other assets. Loan issuance costs incurred in connection with the Revolving Credit Facility are amortized using the straight-line method over the life of the Credit Agreement.
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

Stripping Costs
Stripping costs are costs incurred for the removal of overburden or waste materials for the purpose of obtaining access to aggregate materials that will be commercially produced.
Stripping costs incurred during the development stage of a mine (pre-production stripping) are capitalized and reported within property, plant and equipment, net in our accompanying Consolidated Balance Sheets. Capitalized pre-production stripping costs are depleted in accordance with the units-of-production method as aggregates are extracted. Pre-production stripping costs included in property, plant and equipment were $2.7 million and $0.0 million, respectively, for the fiscal years ended September 30, 2021 and 2020.
Stripping costs incurred during the production phase of a mine are variable production costs and are included in the costs of the inventory produced during the period that the stripping costs are incurred. The production phase of a mine is deemed to begin when saleable minerals are extracted, regardless of the level of production. However, the production phase does not commence with the removal of de minimis saleable mineral material that occurs in conjunction with the removal of overburden or waste material for the purpose of obtaining access to aggregate materials. Stripping costs considered as production costs and included in the costs of inventory produced for the fiscal years ended September 30, 2021, 2020 and 2019 was $1.8 million, $1.3 million and $1.6 million, respectively.

Asset Retirement Obligations
Asset retirement obligations (AROs) are legal obligations associated with the retirement of tangible long-lived assets resulting from the acquisition, construction, development and/or normal use of the underlying assets. The ARO is recognized at its estimated fair value in the period in which it is incurred. These obligations generally include the estimated net future costs of dismantling, restoring and reclaiming operating mines and related mine sites, in accordance with federal, state, local regulatory and land lease agreement requirements. Upon initial recognition of a liability, the associated asset retirement costs are capitalized as part of the related long-lived asset and depreciated over the estimated useful life of the related asset. The liability is accreted over time through charges to earnings. Reclamation costs are periodically adjusted to reflect changes in the estimated present value resulting from the passage of time and revisions to the estimates of either the timing or amount of the reclamation and abandonment costs. If the ARO is settled for an amount other than the carrying amount of the liability, the Company recognizes a gain or loss on settlement. The Company reviews, on an annual basis, unless otherwise deemed necessary, the asset retirement obligation at each mine site in accordance with ASC guidance for accounting for reclamation obligations.
To determine the fair value of the AROs, the Company estimates the cost for a third party to perform the legally required reclamation activities including a reasonable profit margin. This cost is then increased for future estimated inflation based on the estimated years to complete and discounted to fair value using present value techniques with a credit-adjusted, risk-free rate. See Note 24 - Asset Retirement Obligations.
Right of Use Assets and Lease Liabilities
At the inception of a contractual arrangement, the Company determines whether a contract contains a lease by assessing whether the contract conveys to the Company the right to control the use of an identified asset in exchange for consideration over a period of time. Leases are recognized in accordance with ASC Topic 842, Leases (“Topic 842”), which we adopted effective October 1, 2019 using a modified retrospective transition approach.
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

The Company has elected not to apply the recognition requirements of Topic 842 to short-term leases (those with terms of 12 months or less) or leases to explore for or use minerals. Instead, for these types of leases, the Company recognizes lease expense in the Consolidated Statements of Comprehensive Income on a straight-line basis over the lease term.

Comprehensive Income
We report comprehensive income in our Consolidated Statements of Comprehensive Income and Consolidated Statements of Stockholders’ Equity. Comprehensive income comprises two subsets: net income and other comprehensive income (OCI). OCI includes adjustments for changes in fair value of an interest rate swap contract derivative. For additional information about comprehensive income see Note 23 - Other Comprehensive Income.

Segment Reporting and Reporting Units
As of September 30, 2021, the Company operated in Alabama, Florida, Georgia, North Carolina and South Carolina through its wholly owned subsidiaries located in four southeastern states. Each of the Company’s platform operating companies engages in essentially the same business, which consists primarily of infrastructure and road construction.
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

Management further determined that, based on their economic similarities, the Company’s five platform operating companies, representing components, should be aggregated into one reporting unit for purposes of assessing potential impairment of goodwill in accordance with ASC Topic 350, Intangibles — Goodwill and Other. These legal entities represent material acquisitions that occurred over time pursuant to the Company’s strategic growth strategy. Each platform company is managed by its president, who has primary responsibility for the respective operating company. Collectively, these presidents are directly accountable to, and maintain regular contact with, the CODM as a team to discuss operating activities, financial results, forecasts, and operating plans for the Company’s single operating segment.
Business Acquisitions
The Company accounts for business combinations using the acquisition method of accounting in accordance with ASC 805 - Business Combinations, which allocates the fair value of the purchase consideration to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values. The excess of the purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill.
Determining the fair values of assets acquired and liabilities assumed requires judgment and often involves the use of significant estimates and assumptions. We engage third-party appraisal firms when appropriate to assist in the fair value determination of assets acquired and liabilities assumed. Acquisition-related expenses and transaction costs associated with business combinations are expensed as incurred.
The Company may adjust the amounts recognized in an acquisition during a measurement period not to exceed one year from the date of acquisition. Any such adjustments are the result of subsequently obtaining additional information that existed at the acquisition date regarding the assets acquired or the liabilities assumed. Measurement period adjustments are generally recorded as increases or decreases to goodwill, if any, recognized in the transaction. The cumulative impact of measurement period adjustments on depreciation, amortization and other income statement items are recognized in the period the adjustment is determined.

Note 3 - Accounting Standards
Recently Adopted Accounting Pronouncements
In June 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-13, “Financial Instruments - Credit Losses (Topic 326),” which introduces an impairment model that is based on expected losses rather than incurred losses. Under the new guidance, an entity recognizes as an allowance its estimate of expected credit losses, which the FASB believes will result in more timely recognition of such losses. The amendments pursuant to Topic 326 were effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company adopted this guidance effective October 1, 2020 as required and noted no material impact to the Company’s consolidated financial statements.
In August 2018, the FASB issued ASU 2018-15, “Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract.” This ASU requires customers in a hosting arrangement that is a service contract to capitalize certain implementation costs as if the arrangement was an internal-use software project. ASU 2018-15 was effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company adopted this guidance effective October 1, 2020 as required and noted no material impact to the Company’s consolidated financial statements.
Recently Issued Accounting Pronouncements Not Yet Adopted

The FASB has issued certain ASUs that are applicable to the Company and will be adopted in future periods. The consolidated financial statements and related disclosures for the fiscal years ended September 30, 2021 and 2020 do not reflect the requirements of this guidance. The following is a brief description of recently issued ASUs and management’s current assessment regarding the methods, timing and impact of adoption of such ASUs by the Company in the future.

In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of Effects of Reference Rate Reform on Financial Reporting,” which provides optional expedients and exceptions for applying GAAP to contract modification and hedging relationships affected by reference rate reform. The guidance only applies to contracts, hedging relationships, and other transactions that reference the London interbank offered rate (“LIBOR”) or another reference rate expected to be discontinued as a result of reference rate reform. This optional guidance was effective beginning on March 12, 2020, and the Company may elect to apply the amendments prospectively through December 31, 2022. The Company does not expect such adoption to cause a material impact to the Company’s consolidated financial statements.

In December 2019, the FASB issued ASU 2019-12, “Simplifying the Accounting for Income Taxes,” which adds new guidance to simplify the accounting for income taxes and changes the accounting for certain income tax transactions. The new standard is effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company expects to adopt this guidance as required and does not expect such adoption to cause a material impact to the Company’s consolidated financial statements.

Note 4 - Business Acquisitions
North Carolina Acquisitions - Final
During the fiscal year ended September 30, 2021, a subsidiary of the Company purchased five HMA production and paving companies and a grading and sitework company on the following dates and based in the following locations: (i) on October 8, 2020, in Carthage, North Carolina, (ii) on October 30, 2020, in Ahoskie, North Carolina, (iii) on December 3, 2020, in Raleigh, North Carolina, (iv) on December 18, 2020, in Kitty Hawk, North Carolina, (v) on June 22, 2021, in Wilson, North Carolina and (vi) on September 10, 2021, in Albemarle, North Carolina. The acquired businesses added fourteen HMA plants primarily in central and eastern North Carolina, providing the Company with access to additional markets and further enhancing the Company’s footprint in the state. These acquisitions were accounted for as business combinations in accordance with Topic 805. The Company consulted with independent third parties to assist in the valuation process. As of September 30, 2021, the Company has finalized its purchase price allocation for these acquisitions. Total consideration transferred for these six acquisitions was $97.9 million as of September 30, 2021.
Identifiable assets acquired and liabilities assumed were recorded at their estimated fair values based on the methodology described under Fair Value Measurements in Note 2 - Significant Accounting Policies. The amount of the purchase price exceeding the net fair value of identifiable assets acquired and liabilities assumed was recorded as goodwill in the aggregate amount of $33.3 million for these six acquisitions, which is deductible for income tax purposes. Goodwill primarily represents the assembled work force and synergies expected to result from the acquisition.
The results of operations attributable to these acquisitions are included in the Company’s Consolidated Statements of Comprehensive Income for the fiscal year ended September 30, 2021. The Company recorded certain costs to effect the acquisition as they were incurred, which are reflected in general and administrative expenses on the Company’s Consolidated Statements of Comprehensive Income in the amount of $0.6 million for the fiscal year ended September 30, 2021.

North Carolina Acquisition - Provisional
On August 2, 2021, a subsidiary of the Company acquired a crushed stone and aggregates facility located near Goldston, North Carolina. The acquisition enhanced the Company’s vertical integration strategy of construction materials to support its HMA production operations. The Company expects to use aggregates mined from this facility to supply multiple HMA plants that the Company acquired during the fiscal year. The acquisition was accounted for as a business combination in accordance with Topic 805. As of September 30, 2021, the purchase price allocation is provisional pending certain information necessary to finalize estimates of fair value of certain assets acquired. The Company consulted with independent third parties to assist in the valuation process. The Company expects to finalize these values as soon as practicable and no later than one year from the acquisition date. Total consideration transferred for this acquisition was $31.2 million as of September 30, 2021.
Identifiable assets acquired and liabilities assumed were recorded at their estimated fair values based on the methodology described under Fair Value Measurements in Note 2 - Significant Accounting Policies. The amount of the purchase price exceeding the net fair value of identifiable assets acquired and liabilities assumed was recorded as provisional goodwill in the amount of approximately $2.6 million, which is deductible for income tax purposes. Goodwill primarily represents the assembled work force and synergies expected to result from the acquisition.
The results of operations since the August 2, 2021 acquisition date attributable to this acquisition are included in the Company’s Consolidated Statements of Comprehensive Income for the fiscal year ended September 30, 2021. The Company recorded certain costs to effect the acquisition as they were incurred, which are reflected in general and administrative expenses on the Company’s Consolidated Statements of Comprehensive Income in the amount of $0.3 million for the fiscal year ended September 30, 2021.

Alabama Acquisition - Provisional
On July 30, 2021, a subsidiary of the Company acquired an HMA contracting company and related entities, all headquartered in Cullman, Alabama. The acquisition added four hot-mix asphalt plants, four aggregates facilities, and a diverse fleet of trucks and construction equipment to support the Company’s operations in central and northern Alabama. The acquisition was accounted for as a business combination in accordance with Topic 805. As of September 30, 2021, the purchase price allocation is provisional pending certain information necessary to finalize estimates of fair value of certain assets acquired and liabilities assumed. The Company consulted with independent third-parties to assist in the valuation process. The Company expects to finalize these values as soon as practicable and no later than one year from the acquisition date. Total consideration transferred for this acquisition was $81.7 million as of September 30, 2021.
Identifiable assets acquired and liabilities assumed were recorded at their estimated fair values based on the methodology described under Fair Value Measurements in Note 2 - Significant Accounting Policies. The amount of the purchase price exceeding the net fair value of identifiable assets acquired and liabilities assumed was recorded as provisional goodwill in the amount of approximately $3.2 million, which is deductible for income tax purposes. Goodwill primarily represents the assembled work force and synergies expected to result from the acquisition.
The results of operations since the July 30, 2021 acquisition date attributable to this acquisition are included in the Company’s Consolidated Statements of Comprehensive Income for the fiscal year ended September 30, 2021. The Company recorded certain costs to effect the acquisition as they were incurred, which are reflected in general and administrative expenses on the Company’s Consolidated Statements of Comprehensive Income in the amount of $0.4 million for the fiscal year ended September 30, 2021.
Combined Acquisitions During the Fiscal Year Ended September 30, 2021
The following table summarizes the consideration for the aforementioned acquisitions and the amounts of identified assets acquired and liabilities assumed as of September 30, 2021 (in thousands):

	North Carolina Acquisitions - Final	North Carolina Acquisition - Provisional	Alabama Acquisition - Provisional	Total
Accounts receivable	$110	$—	$—	$110
Inventories	4,409	410	6,480	11,299
Property, plant and equipment	60,819	9,794	35,020	105,633
Mineral reserves (included in property, plant and equipment)	—	18,600	38,118	56,718
Intangible assets	—	—	75	75
Total assets	65,338	28,804	79,693	173,835

Total liabilities	—	—	(718)	(718)

Goodwill	33,320	2,597	3,157	39,074

Total consideration transferred	97,885	31,167	81,682	210,734
Total consideration payable	773	234	450	1,457
Total purchase price	$98,658	$31,401	$82,132	$212,191

The Consolidated Statements of Comprehensive Income for the fiscal year ended September 30, 2021 includes $79.3 million of revenue and $4.9 million of net loss attributable to the operations of the businesses acquired during the 2021 fiscal year from their respective acquisition dates through September 30, 2021.

The following presents pro forma revenues and net income as though the acquisitions had occurred on October 1, 2018 (unaudited, in thousands):

	For the Fiscal Year Ended September 30,
	2021	2020	2019
Pro forma revenues	$984,222	$981,079	$996,873
Pro forma net income	$21,847	$46,701	$51,544

Pro forma financial information is presented as if the operations of the acquisitions had been included in the consolidated results of the Company since October 1, 2018, and gives effect to transactions that are directly attributable to the acquisitions, including adjustments to:
(a)Include the pro forma results of operations of the acquisitions for the fiscal years ended September 30, 2021, 2020 and 2019.

(b)Include additional depreciation and depletion expense related to the fair value of acquired property, plant and equipment and reserves at aggregates facilities, as applicable, as if such assets were acquired on October 1, 2018 and consistently applied to the Company’s depreciation and depletion methodologies.

(c)Include interest expense under the Term Loan as if the funds borrowed to finance the purchase price were borrowed on October 1, 2018. Interest expense calculations further assume that no principal payments were made during the period from October 1, 2018 through September 30, 2021, and that the interest rate in effect on the date the Company made the acquisitions was in effect for the period from October 1, 2018 through September 30, 2021.

(d)Exclude $1.3 million of acquisition-related expenses from the fiscal year ended September 30, 2021, as though such expenses were incurred prior to the pro forma acquisition date of October 1, 2018.

Pro forma information is presented for informational purposes and may not be indicative of revenue or net income that would have been achieved if these acquisitions had occurred on October 1, 2018.

Combined Acquisitions During the Fiscal Year Ended September 30, 2020

During the fiscal year ended September 30, 2020, a subsidiary of the Company purchased a HMA production and paving company and two HMA manufacturing plants and certain related assets on the following dates and based in the following locations: (i) on October 1, 2019, in Palm City, Florida, (ii) on March 23, 2020, in Pensacola and DeFuniak Springs, Florida. These acquisitions were accounted for as business combinations in accordance with Topic 805. Total consideration transferred for these two acquisitions was $27.5 million. The amount of the purchase price exceeding the net fair value of identifiable assets acquired and liabilities assumed was recorded as goodwill in the aggregate amount of $7.8 million for these acquisitions.

Combined Acquisitions During the Fiscal Year Ended September 30, 2019

During the fiscal year ended September 30, 2019, subsidiaries of the Company purchased a HMA production and paving company and a ready-mix concrete company on the following dates and based in the following locations: (i) on February 28, 2019, in Okeechobee, Florida, (ii) on July 12, 2019, in Gadsden, Alabama. These acquisitions were accounted for as business combinations in accordance with Topic 805. Total consideration transferred for these two acquisitions was $13.9 million. The amount of the purchase price exceeding the net fair value of identifiable assets acquired and liabilities assumed was recorded as goodwill in the aggregate amount of $5.6 million for these acquisitions.

Note 5 - Contracts Receivable Including Retainage, net
Contracts receivable including retainage, net consisted of the following at September 30, 2021 and 2020 (in thousands):

	September 30,
	2021	2020
Contracts receivable	$132,456	$112,197
Retainage	27,640	21,013
	160,096	133,210
Allowance for doubtful accounts	(1,926)	(1,440)
Contracts receivable including retainage, net	$158,170	$131,770

The following is a summary of changes in the allowance for doubtful accounts balance during the fiscal years ended September 30, 2021 and 2020 (in thousands):

	For the Fiscal Year Ended September 30,
	2021	2020
Balance at beginning of period	$1,440	$1,003
Charged to bad debt expense	784	705
Write-off of contracts receivable including retainage	(298)	(268)
Balance at end of period	$1,926	$1,440

Retainage receivables have been billed, but are not due, until contract completion and acceptance by the customer.

Note 6 - Contract Assets and Liabilities
Costs and estimated earnings compared to billings on uncompleted contracts at September 30, 2021 and 2020 consisted of the following (in thousands):

	September 30,
	2021	2020
Costs on uncompleted contracts	$1,058,434	$876,229
Estimated earnings to date on uncompleted contracts	110,430	101,055
	1,168,864	977,284
Billings to date on uncompleted contracts	(1,179,561)	(1,003,115)
Net billings in excess of costs and estimated earnings on uncompleted contracts	$(10,697)	$(25,831)

Significant changes to balances of costs and estimated earnings in excess of billings (contract asset) and billings in excess of costs and estimated earnings (contract liability) on uncompleted contracts from September 30, 2020 to September 30, 2021 are presented below (in thousands):

	Costs and Estimated Earnings in Excess of Billings on Uncompleted Contracts	Billings in Excess of Costs and Estimated Earnings on Uncompleted Contracts	Net Billings in Excess of Costs and Estimated Earnings on Uncompleted Contracts
September 30, 2020	$7,873	$(33,704)	$(25,831)
Changes in revenue billed, contract price or cost estimates	15,150	(15)	15,134
September 30, 2021	$23,023	$(33,719)	$(10,697)

At September 30, 2021, the Company had unsatisfied or partially unsatisfied performance obligations under construction project contracts representing approximately $725.5 million in aggregate transaction price. The Company expects to earn revenue as it satisfies its performance obligations under those contracts in the amount of approximately $599.6 million during the fiscal year ending September 30, 2022 and approximately $125.9 million thereafter.

Note 7 - Other Assets
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following at September 30, 2021 and 2020 (in thousands):

	September 30,
	2021	2020
Prepaid expenses	$5,438	$3,612
Other current assets	2,352	1,429
Total prepaid expenses and other current assets	$7,790	$5,041

Other Assets
Other assets consisted of the following at September 30, 2021 and 2020 (in thousands):

	September 30,
	2021	2020
Notes receivable	$1,367	$1,622
Other assets	4,167	162
Total other assets	$5,534	$1,784

Note 8 - Property, Plant and Equipment
Property, plant and equipment at September 30, 2021 and 2020 consisted of the following (in thousands):

	September 30,
	2021	2020
Construction equipment	$333,966	$253,157
Plants	143,172	102,392
Land and improvements	53,415	38,647
Mineral reserves	86,556	22,205
Buildings	27,163	18,307
Furniture and fixtures	6,426	5,648
Leasehold improvements	1,230	1,135
Total property, plant and equipment, gross	651,928	441,491
Accumulated depreciation, depletion and amortization	(250,803)	(209,532)
Construction in progress	3,707	5,271
Total property, plant and equipment, net	$404,832	$237,230

Depreciation, depletion and amortization expense related to property, plant and equipment for the fiscal years ended September 30, 2021, 2020 and 2019 was $49.5 million, $39.1 million and $30.1 million, respectively.
Mineral reserves, net of accumulated depletion, for the years ended September 30, 2021 and 2020 were $84.1 million and $20.3 million, respectively. These amounts include $2.1 million and $0.0 million of asset retirement obligation assets, net of accumulated depletion associated with active mining operations for the years ended September 30, 2021 and 2020, respectively and $2.7 million and $0.0 million of capitalized stripping costs, net of accumulated depletion associated with development stage mining operations for the fiscal years ended September 30, 2021 and 2020, respectively.

Note 9 - Goodwill and Other Intangible Assets
The following presents goodwill activity during the fiscal years ended September 30, 2021 and 2020 (in thousands):

Balance at September 30, 2019	$38,546
Additions	7,802
Balance at September 30, 2020	46,348
Additions	39,074
Balance at September 30, 2021	$85,422

A summary of other intangible assets at September 30, 2021 and 2020 is as follows (in thousands):

		September 30,
		2021			2020
	Useful Life	Gross	Accumulated Amortization	Net Book Value	Gross	Accumulated Amortization	Net Book Value
Indefinite-lived:
License	Indefinite	$2,000	N/A	$2,000	$2,000	N/A	$2,000
Finite-lived:
Customer relationship	8 years	1,645	(640)	1,005	1,645	(435)	1,210
Non-compete agreements	5 years	1,295	(137)	1,158	20	(6)	14
Total intangible assets		$4,940	$(777)	$4,163	$3,665	$(441)	$3,224

Total amortization expense related to finite-lived intangible assets was $0.3 million, $0.2 million and $1.1 million for the fiscal years ended September 30, 2021, 2020 and 2019, respectively.
Estimated future total amortization expense related to finite-lived intangible assets is as follows (in thousands):

Fiscal Year	Estimated Amortization Expense
2022	$429
2023	354
2024	352
2025	349
2026	298
Thereafter	381
Total	$2,163

Note 10 - Liabilities
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following at September 30, 2021 and 2020 (in thousands):

	September 30,
	2021	2020
Accrued payroll and benefits	$19,302	$17,123
Accrued insurance costs	3,444	2,662
Other current liabilities	3,713	2,562
Total accrued expenses and other current liabilities	$26,459	$22,347

Other Long-Term Liabilities
Other long-term liabilities consisted of the following at September 30, 2021 and 2020 (in thousands):

	September 30,
	2021	2020
Accrued insurance costs	$6,497	$6,035
Other	4,422	2,445
Total other long-term liabilities	$10,919	$8,480

Note 11 - Debt
The Company maintains credit facilities to finance acquisitions, to fund the purchase of real estate, construction equipment, plants and other fixed assets, and for general working capital purposes. Debt at September 30, 2021 and 2020 consisted of the following (in thousands):

	September 30,
	2021	2020
Long-term debt:
Term Loan	$197,500	$92,850
Revolving Credit Facility	20,000	—
Total long-term debt	217,500	92,850
Deferred debt issuance costs	(1,325)	(797)
Current maturities of long-term debt	(10,000)	(13,000)
Long-term debt, net of current maturities	$206,175	$79,053

Since 2017, the Company and each of its subsidiaries have been parties to a credit agreement with PNC Bank, National Association (successor in interest to BBVA USA) and certain other lenders party from time to time thereto (as amended and restated, the “Credit Agreement”). The Credit Agreement has been amended and restated on multiple occasions since its inception in order to provide for changes in the economic terms of the credit facility and developments at the Company. The Credit Agreement provides for a credit facility consisting of a term loan (the “Term Loan”) and a revolving credit facility (the “Revolving Credit Facility”). The obligations of the Company and its subsidiaries under the Credit Agreement are secured by a first priority security interest in substantially all of the Company’s assets.
In June 2021, the Credit Agreement was amended and restated to provide for a Term Loan in an initial aggregate principal amount of $200 million and a Revolving Credit Facility in an initial aggregate principal amount of $225 million. Among other things, the proceeds of the Term Loan were used to refinance indebtedness of the Company that was outstanding immediately prior to the restatement. The Term Loan, inclusive of any incremental borrowings made in the form of a term loan, will amortize in quarterly installments commencing on September 30, 2021 in an amount (subject, in each case, to adjustments for prior mandatory and voluntary prepayments of principal) equal to: (a) 1.25% of the original principal amount of the Term Loan on September 30, 2021 and on each of the following eleven quarter-end payment dates, and (b) 1.875% of the original principal amount of the Term Loan on each of the next seven quarter-end payment dates. The annual interest rates applicable to advances will be calculated, at the Company’s option, by using either a base rate or LIBOR, in each case plus an applicable margin percentage that corresponds to the Company’s consolidated net leverage ratio. Upon the occurrence of certain triggering events relating to the end of the LIBOR reference rate, a different benchmark rate will be selected to replace LIBOR as the reference rate for interest accruing on certain advances. All outstanding advances under the Term Loan and Revolving Credit Facility are due and payable in full on June 24, 2026. Subject to various requirements, the Company generally may (and, under certain circumstances, must), prepay all or a portion of the outstanding balance of the advances, together with accrued interest thereon, prior to their contractual maturity.
At September 30, 2021 and 2020, there was $197.5 million and $92.9 million, respectively, of principal outstanding under the Term Loan, $20.0 million and $0.0 million, respectively, of principal outstanding under the Revolving Credit Facility, and availability of $193.7 million and $39.3 million, respectively, under the Revolving Credit Facility, including a reduction for outstanding letters of credit.
The Credit Agreement contains customary negative covenants for agreements of this type, including, but not limited to, restrictions on the Company’s ability to make acquisitions, make loans or advances, make capital expenditures and investments, pay dividends, create or incur indebtedness, create liens, wind up or dissolve, consolidate, merge or liquidate, or sell, transfer or dispose of assets. The Credit

Agreement also requires the Company to satisfy certain financial covenants, including a minimum fixed charge coverage ratio of 1.20-to-1.00 and a maximum consolidated leverage ratio of 3.00-to-1.00, subject to certain adjustments. At September 30, 2021 and 2020, the Company’s fixed charge coverage ratio was 3.29-to-1.00 and 2.85-to-1.00, respectively, and the Company’s consolidated leverage ratio was 1.99-to-1.00 and 1.08-to-1.00, respectively. At both September 30, 2021 and 2020, the Company was in compliance with all covenants under the Credit Agreement.
From time to time, the Company has entered into interest rate swap agreements to hedge against the risk of changes in interest rates. At September 30, 2021 and 2020, the aggregate notional value of these interest rate swap agreements was $198.3 million and $46.5 million, respectively, and the fair value was $(0.8) million and $(1.7) million, respectively, which is included within other current liabilities or other long-term liabilities on the Company’s Consolidated Balance Sheets.
The scheduled contractual repayment terms of long-term debt at September 30, 2021 are as follows:

Fiscal Year	Amount
2022	$10,000
2023	10,000
2024	11,250
2025	15,000
2026	171,250
Total	$217,500

Interest expense was $2.5 million, $3.6 million and $3.3 million for the fiscal years ended September 30, 2021, 2020 and 2019, respectively. Amortization of deferred debt issuance costs and debt discounts included in interest expense was $0.3 million, $0.2 million and $0.1 million for the fiscal years ended September 30, 2021, 2020 and 2019, respectively.

Note 12 - Equity
Shares of Class A common stock and Class B common stock are identical, except with respect to voting rights, conversion rights and transfer restrictions applicable to shares of Class B common stock. The holders of Class A common stock are entitled to one vote per share, and the holders of Class B common stock are entitled to ten votes per share. The holders of Class A common stock and Class B common stock vote together as a single class on all matters submitted to a vote of stockholders, including the election of directors, unless otherwise required by applicable law or the Company’s certificate of incorporation or bylaws. Shares of Class B common stock are convertible into shares of Class A common stock at any time at the option of the holder or upon any transfer, subject to certain limited exceptions. In addition, upon the election of the holders of a majority of the then-outstanding shares of Class B common stock, all outstanding shares of Class B common stock will be converted into shares of Class A common stock. Once converted into shares of Class A common stock, shares of Class B common stock will not be reissued. Class A common stock is not convertible into any other class of the Company’s capital stock.
Conversion of Class B Common Stock to Class A Common Stock
During the fiscal year ended September 30, 2021, certain stockholders of the Company converted a total of 2,214,022 shares of Class B common stock into shares of Class A common stock on a one-for-one basis. As of September 30, 2021, there were 36,600,639 shares of Class A common stock and 15,691,839 shares of Class B common stock outstanding.
Restricted Stock Awards
During the fiscal year ended September 30, 2021, the Company awarded a total of 510,733 restricted shares of Class A common stock to certain members of Company management under the Construction Partners, Inc. 2018 Equity Incentive Plan (the “Equity Incentive Plan”).
Additional information about these transactions is set forth in Note 14 - Equity-Based Compensation.
Registration Rights Agreement
The Company is a party to a registration rights agreement (the “Registration Rights Agreement”) with certain of the Company’s directors and officers and affiliates of SunTx (collectively, the “RRA Holders”). Under the Registration Rights Agreement, the RRA Holders have “demand” registration rights, meaning that the Company must register under the Securities Act shares of the Company’s common stock owned by such RRA Holders upon their demand under certain circumstances, and “piggyback” registration rights, meaning that, if the Company proposes to register an offering of securities, it generally must give written notice to the RRA Holders to allow each to include its shares in the registration. In general, the Company must pay all out-of-pocket expenses in connection with a registration under the Registration Rights Agreement, including filing and registration fees, printing costs, fees and expenses of the Company’s legal counsel and independent registered public accountants and fees and expenses for one legal counsel for the applicable RRA Holders. The RRA Holders whose shares are registered must pay all incremental selling expenses relating to any offering, such as underwriters’ commissions and discounts, brokerage fees, underwriter marketing costs and any additional legal counsel that they may engage. As of September 30, 2021, a total of 11,069,793 shares of the Company’s common stock were subject to the Registration Rights Agreement, of which 37,248 shares had been previously registered but not yet sold. The Registration Rights Agreement expires on May 4, 2023.

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

	For the Fiscal Year Ended September 30,
	2021	2020	2019
Numerator
Net income attributable to common stockholders	$20,177	$40,297	$43,121
Denominator
Weighted average number of common shares outstanding, basic	51,636,955	51,489,211	51,421,159
Net income per common share attributable to common stockholders, basic	$0.39	$0.78	$0.84

The following table summarizes the calculation of the weighted-average number of diluted common shares outstanding and the calculation of diluted earnings per share for the periods presented (in thousands, except share and per share amounts):

	For the Fiscal Year Ended September 30,
	2021	2020	2019
Numerator
Net income attributable to common stockholders	$20,177	$40,297	$43,121
Denominator
Weighted average number of basic common shares outstanding, basic	51,636,955	51,489,211	51,421,159
Effect of dilutive securities:
Restricted stock grants	136,258	147,723	6,061
Weighted average number of diluted common shares outstanding:	51,773,213	51,636,934	51,427,220
Net income per diluted common share attributable to common stockholders	$0.39	$0.78	$0.84

Note 14 - Equity-Based Compensation
Restricted Stock Awards
During the fiscal year ended September 30, 2019, the Company awarded a total of 292,534 restricted shares of Class A common stock to its non-employee directors under the Equity Incentive Plan. The grants are classified as equity awards. The aggregate grant date fair value of these restricted stock awards was $3.8 million. During the fiscal years ended September 30, 2021, 2020 and 2019, the Company recorded $1.3 million, $1.6 million and $0.5 million, respectively, of compensation expense in connection with these grants, which is reflected as general and administrative expenses in the Company’s Consolidated Statements of Comprehensive Income. At September 30, 2021, there was approximately $0.4 million of unrecognized compensation expense related to these awards.

During the fiscal year ended September 30, 2021, the Company awarded a total of 510,733 restricted shares of Class A common stock to certain members of Company management under the Equity Incentive Plan. The grants are classified as equity awards. The aggregate grant date fair value of these restricted awards was $13.6 million. During the fiscal year ended September 30, 2021, the Company recorded compensation expense in connection with these grants in the amount of $2.2 million, which is reflected as general and administrative expenses in the Company’s Consolidated Statements of Comprehensive Income. At September 30, 2021, there was approximately $11.4 million of unrecognized compensation expense related to these awards.
The underlying shares subject to awards granted under the Equity Incentive Plan will vest, as applicable, as follows:

Fiscal Year	Number of Shares
2022	110,195
2023	12,683
2024	242,683
2025	230,000
Total	595,561

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
The provision for income taxes for the fiscal years ended September 30, 2021, 2020 and 2019 consisted of the following (in thousands):

	For the Fiscal Year Ended September 30,
	2021	2020	2019
Current
U.S. Federal	$3,609	$8,960	$9,780
State	995	490	1,132
Total current	4,604	9,450	10,912
Deferred
U.S. Federal	3,029	2,222	2,203
State	716	1,088	794
Total deferred	3,745	3,310	2,997
Provision for income taxes	$8,349	$12,760	$13,909

Differences exist between income and expenses reported on the consolidated financial statements and those deducted for U.S. federal and state income tax reporting. The Company’s deferred tax assets and liabilities consisted of the following temporary difference tax effects at September 30, 2021, 2020 and 2019 (in thousands):

	September 30,
	2021	2020
Deferred tax assets
Allowance for bad debt	$413	$527
Amortization of finite-lived intangible assets	586	405
State net operating loss	488	664
Employee benefits	736	37
Accrued insurance claims	1,610	1,583
Other	335	556
Total deferred tax assets	4,168	3,772
Deferred tax liabilities
Amortization of goodwill	(6,541)	(5,048)
Property, plant and equipment	(14,530)	(12,341)
Other	(459)	—
Total deferred tax liabilities,	(21,530)	(17,389)
Net deferred tax liabilities	$(17,362)	$(13,617)

The Consolidated Balance Sheets at September 30, 2021 and 2020 include gross deferred tax assets of $4.2 million and $3.8 million, respectively. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the periods in which those temporary differences are deductible. Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carryforward periods), projected taxable income, and tax-planning strategies in making this assessment. Based on the weight of all evidence known and available as of the balance sheet date, management believes that these tax benefits are more likely than not to be realized in the future. To the extent that management does not consider it more likely than not that a deferred tax asset will be recovered, a valuation allowance is established.
Income taxes payable have been reduced by fuel tax credits of $0.3 million for each of the fiscal years ended September 30, 2021 and 2020. The remaining amount of goodwill expected to be deductible for tax purposes was $68.5 million and $22.6 million at September 30, 2021 and 2020, respectively.
The following is a reconciliation of net deferred tax assets (liabilities) to amounts reflected on the Company’s Consolidated Balance Sheets at September 30, 2021 and 2020 (in thousands):

	September 30,
	2021	2020
Asset: Deferred income taxes, net	$—	$386
Liability: Deferred income taxes, net	(17,362)	(14,003)
Net deferred tax assets (liabilities)	$(17,362)	$(13,617)

At September 30, 2021 and 2020, the Company had state net operating loss carryforwards of $15.2 million and $15.3 million, respectively. The state net operating loss credit carryforwards expire in varying amounts between the fiscal years ended September 30, 2032 and 2036.

The U.S. statutory federal income tax rate applicable to the Company was 21% during the fiscal years ended September 30, 2021, 2020 and 2019. The following table reconciles income taxes based on the U.S. federal statutory tax rate to the Company’s income before provision for income taxes for the fiscal years ended September 30, 2021, 2020 and 2019 (in thousands):

	For the Fiscal Year Ended September 30,
	2021	2020	2019
Provision for income tax at federal statutory rate	$5,990	$11,142	$11,976
State income taxes	1,351	1,272	1,521
Permanent differences	961	330	319
Other	47	16	93
Provision for income taxes	$8,349	$12,760	$13,909

Uncertain Tax Positions
ASC Topic 740, Income Taxes (“ASC 740”), prescribes a recognition threshold and measurement model for the financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return and provides guidance on derecognition classification, interest and penalties, accounting in interim periods, disclosure and transition.
The Company is subject to tax audits in various jurisdictions in the United States. Tax audits, by their nature, are often complex. In the normal course of business, the Company is subject to challenges from the Internal Revenue Service (“IRS”) and other tax authorities regarding amounts of taxes due. These challenges may alter the timing or amount of taxable income or deductions, or the allocation of income among tax jurisdictions. As part of the calculation of the provision for income taxes on earnings, management determines whether the benefits of the Company’s tax positions are at least more likely than not to be sustained upon audit based on the technical merits of the tax position. For tax positions that are more likely than not to be sustained upon audit, management accrues the largest amount of the benefit that is more likely than not to be sustained. Such accruals require management to make estimates and judgments with respect to the ultimate outcome of a tax audit. Actual results could vary materially from these estimates. The Company performed an analysis of its tax positions and determined that no uncertain tax positions existed at September 30, 2021 or 2020. Accordingly, there was no liability for uncertain tax positions at September 30, 2021 or 2020. Based on the provisions of ASC 740, the Company had no material unrecognized tax benefits at September 30, 2021 or 2020. Due to the utilization of net operating loss carryforwards, the Company’s federal income tax returns for fiscal years ended September 30, 2015 through September 30, 2021 are subject to examination. Various state income tax returns for fiscal years ended September 30, 2012 through September 30, 2021 are also subject to examination.

Note 16 - Employee Benefit Plans
The Company offers a 401(k) retirement plan covering substantially all employees who are at least 18 years old and have more than one year of service. The Company makes discretionary employer contributions, subject to IRS safe harbor rules. Employer contributions charged to earnings during the fiscal years ended September 30, 2021, 2020 and 2019 were $3.9 million, $3.4 million, and $2.9 million, respectively.

Note 17 - Related Parties
On December 31, 2017, the Company sold an indirect wholly owned subsidiary to an immediate family member of an executive officer of the Company (“Purchaser of Subsidiary”) in consideration for an interest-bearing note receivable in the amount of $1.0 million, which approximated the net book value of the disposed entity. At September 30, 2021, $0.1 million and $0.4 million was reflected on the Company’s Consolidated Balance Sheets within other current assets and other assets, respectively, representing the remaining balances on this note receivable. In connection with this transaction, the Company also received an interest-bearing note receivable from the disposed entity (“Disposed Entity”) on December 31, 2017 in the amount of $1.0 million representing certain accounts payable of the disposed entity that were paid by the Company. At September 30, 2021, $0.1 million and $0.2 million was reflected on the Company’s Consolidated Balance Sheets within other current assets and other assets, respectively, representing the remaining balances on this note receivable. Remaining principal and interest payments are scheduled to be made in periodic installments during fiscal year 2022 through fiscal year 2026.
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
The following table presents revenues earned and expenses incurred by the Company during the fiscal years ended September 30, 2021, 2020 and 2019, and receivable and accounts payable balances at September 30, 2021 and 2020, related to transactions with the related parties described above (in thousands):

	Revenue Earned (Expense Incurred)						Receivable (Payable)
	For the Fiscal Year Ended September 30,						September 30,
	2021		2020		2019		2021	2020
Purchaser of subsidiary	$—		$—		$—		$518	$621
Disposed entity	—		—		—		330	396
Land Development Project	—		—		—		788	774
Subcontracting Services	(9,385)	(1)	(11,110)	(1)	(19,491)	(1)	(563)	(654)
Construction Services	181		824		5,936		—	123
Island Pond	(320)	(2)	(320)	(2)	(320)	(2)	—	—
Vehicles - Purchases	(698)	(3)	(869)	(3)	(441)	(3)	—	—
Vehicles - Rent expense	(177)	(1)	(677)	(1)	(1,050)	(1)	—	—
Consulting Services	(32)	(2)	(271)	(2)	(265)	(2)	—	—
SunTx	(1,935)	(2)	(1,403)	(2)	(1,252)	(2)	—	—

(1) Cost is reflected as cost of revenues on the Company’s Consolidated Statements of Comprehensive Income.
(2) Cost is reflected as general and administrative expenses on the Company’s Consolidated Statements of Comprehensive Income.
(3) Purchases reflected in property, plant and equipment, net, on the Company’s Consolidated Balance Sheets.

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
Letters of Credit
Under the Revolving Credit Facility, the Company has a total capacity of $225.0 million that may be used for a combination of cash borrowings and letter of credit issuances. At each of September 30, 2021 and 2020, the Company had aggregate letters of credit outstanding in the amount of $11.3 million and $10.9 million, respectively, primarily related to certain insurance policies as described in Note 2 - Significant Accounting Policies.

Purchase Commitments
As of September 30, 2021, the Company had unconditional purchase commitments for diesel fuel in the normal course of business in the aggregate amount of $0.1 million. Management does not expect any significant changes in the market value of these goods during the commitment period that would have a material adverse effect on the financial condition, results of operations and cash flows of the Company. As of September 30, 2021, our purchase commitments annually thereafter are as follows (in thousands):

Fiscal Year	Amount
2022	$51
Total	$51

Minimum Royalties
The Company has lease agreements associated with aggregates facilities under which the Company makes royalty payments. These agreements are outside the scope of Topic 842. The payments are generally based on tons sold in a particular period; however, certain agreements have minimum annual payments. The Company has commitments in the form of minimum royalties as of September 30, 2021 in the amount of $2.4 million, due as follows (in thousands):

Fiscal Year	Amount
2022	$289
2023	196
2024	189
2025	137
2026	124
Thereafter	1,460
Total	$2,395

Royalty expense recorded in cost of revenue during the fiscal years ended September 30, 2021, 2020 and 2019 was $1.2 million, $1.3 million and $1.7 million, respectively.

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
The Company accounts for this joint venture as an equity method investment in accordance with GAAP. At September 30, 2021 and 2020, the Company’s investment in the JV was $0.1 million and $0.2 million, respectively, which is reflected as “Investment in joint venture” on the Company’s Consolidated Balance Sheets. During the fiscal years ended September 30, 2021, 2020 and 2019, the Company recognized $0.0 million, $0.6 million and $1.3 million, respectively, of pre-tax income, representing its 50% interest in the earnings of the JV, which is reflected as “Earnings from investment in joint venture” on the Company’s Consolidated Statements of Comprehensive Income. The income tax impact attributable to the Company’s investment in the JV is included within the provision for income taxes in the Company’s Consolidated Statements of Comprehensive Income.

Note 20 - Leases

The Company leases certain facilities, office space, vehicles and equipment. As of September 30, 2021, operating leases under Topic 842 were included in (i) operating lease right-of use assets, (ii) current portion of operating lease liabilities and (iii) operating lease liabilities, net of current portion on the Company’s Consolidated Balance Sheets in the amounts of $6.5 million, $1.4 million and $5.3 million, respectively. As of September 30, 2021, the Company did not have any lease contracts that had not yet commenced but had created significant rights and obligations.

The components of lease expense were as follows (in thousands):

	For the Fiscal Year Ended September 30,
	2021	2020
Operating lease cost	$2,475	$3,498
Short-term lease cost	13,346	13,374
Total lease expense	15,821	16,872

Short-term leases (those with terms of 12 months or less) are not capitalized but are expensed on a straight-line basis over the lease term. The majority of our short-term leases relate to equipment used on construction projects. These leases are entered into at periodic rental rates for an unspecified duration and typically have a termination for convenience provision.

As of September 30, 2021, the weighted-average remaining term of the Company’s operating leases was 9.1 years, and the weighted-average discount rate was 3.76%. As of September 30, 2021, the lease liability was equal to the present value of the remaining lease payments, discounted using the incremental borrowing rate on the Company’s secured debt using a single maturity discount rate, as such rate is not materially different from the discount rate applied to each of the leases in the portfolio.

The following table summarizes the Company’s undiscounted lease liabilities outstanding as of September 30, 2021 (in thousands):

Fiscal Year	Amount
2022	$1,614
2023	1,223
2024	929
2025	623
2026	600
Thereafter	3,115
Total future minimum lease payments	$8,104
Less: imputed interest	1,407
Total	$6,697

Note 21 - Fair Value Measurements

The following table presents the Company’s liabilities measured at fair value on a recurring basis as of September 30, 2021 and 2020 under ASC 820, Fair Value Measurements (in thousands):

	September 30,
	2021	2020
	Level 2	Level 2
Assets
Commodity swap contracts	$1,812	$—

Liabilities:
Commodity swap contracts	$—	$503
Interest rate swap contracts	845	1,708

The fair value of interest rate swap contracts is based on a model-driven valuation using the observable components (e.g., interest rates), which are observable at commonly quoted intervals for the full term of the contracts. The fair value of our commodity swap contracts is based on an analysis of the expected cash flow of the contract in combination with observable forward price inputs obtained from a third-party pricing source. The calculations are adjusted for credit risk. Therefore, our derivative assets and liabilities are classified within Level 2 of the fair value hierarchy. Derivative assets are included within “Prepaid expenses and other current assets” and “Other assets” on the Company’s Consolidated Balance Sheets. Derivative liabilities are included within “Accrued expense and other current liabilities” and “Other long-term liabilities” on the Company’s Consolidated Balance Sheets.

Note 22 - Investment in Derivative Instruments

Interest rate swap contracts

The Company uses derivative instruments as part of our overall strategy to manage our exposure to market risks associated with fluctuations in interest rates. We regularly monitor the financial stability and credit standing of the counterparties to our derivative instruments. We do not enter into derivative financial instruments for speculative purposes.

The Company records all derivatives at fair value. On the date the derivative contract is entered into, the Company may designate the derivative as one of the following: (i) a hedge of a forecasted transaction or the variability of cash flows to be paid (“cash flow hedge”) or (ii) a hedge of the fair value of a recognized asset or liability (“fair value hedge”).

Changes in the fair value of a derivative that is qualified and designated as a cash flow hedge or net investment hedge are recorded in other comprehensive income (loss) in the Company’s Consolidated Statements of Comprehensive Income until they are reclassified into earnings in the same period or periods during which the hedged transaction affects earnings.

Changes in the fair value of a derivative that is qualified and designated as a fair value hedge, along with the gain or loss on the hedged asset or liability that is attributable to the hedged risk, are recorded in current period earnings.

If the Company does not specifically designate a derivative as one of the above, changes in the fair value of the undesignated derivative instrument are reported in current period earnings. Cash flows from designated derivative financial instruments are classified within the same category as the item being hedged in the Consolidated Statements of Cash Flows, while cash flows from undesignated derivative financial instruments are included as an investing activity.

If the Company determines that it qualifies for and will designate a derivative as a hedging instrument, the Company formally documents all relationships between hedging activities, including the risk management objective and strategy for undertaking various hedge transactions. This process includes matching all derivatives that are designated as cash flow hedges to specific forecasted transactions and linking all derivatives designated as fair value hedges to specific assets and liabilities in the Consolidated Balance Sheets.

The Company performs an initial prospective assessment of hedge effectiveness on a quantitative basis between the inception date and the earlier of the first quarterly hedge effectiveness date or the issuance of the financial statements that include the hedged transaction. On a quarterly basis, the Company assesses the effectiveness of our designated hedges in offsetting the variability in the cash flows or fair values of the hedged assets or obligations using the Hypothetical Derivative Method. The Company would discontinue hedge accounting prospectively when the derivative is no longer highly effective as a hedge, the underlying hedged transaction is no longer probable or the hedging instrument expires, is sold, terminated or exercised.

Commodity swap contracts

The Company’s operations expose it to a variety of market risks, including the effects of changes in commodity prices. As part of its risk management process, the Company began entering into commodity swap transactions through regulated commodity exchanges in February 2020. The Company does not enter into derivative financial instruments for speculative purposes. Changes in fair value of commodity swaps are recognized in earnings.

The following table represents the approximate amount of realized and unrealized gains (losses) and changes in fair value recognized in earnings on commodity derivative contracts for the fiscal years ended September 30, 2021, 2020 and 2019 and the fair value of these derivatives as of September 30, 2021 and 2020 (in thousands):

	For the Fiscal Year Ended September 30,
		2021			2020			2019
	Change in			Change in			Change in
Income Statement Classification	Realized Gain (Loss)	Unrealized Gain (Loss)	Total Gain (Loss)	Realized Gain (Loss)	Unrealized Gain (Loss)	Total Gain (Loss)	Realized Gain (Loss)	Unrealized Gain (Loss)	Total Gain (Loss)
Cost of revenues	$830	$2,315	$3,145	$(432)	$(503)	$(935)	$—	$—	$—
Interest expense, net	(890)	894	4	(388)	(1,397)	(1,785)	5	(565)	(560)
Total	$(60)	$3,209	$3,149	$(820)	$(1,900)	$(2,720)	$5	$(565)	$(560)

	September 30,
Balance Sheet Classification	2021	2020
Prepaid expenses and other current assets - commodity swaps	$990	$—
Other assets - commodity swaps	822	—
Accrued expense and other current liabilities - commodity swaps	—	(183)
Accrued expense and other current liabilities - interest rate swaps	(97)	—
Other long-term liabilities - commodity swaps	—	(320)
Other long-term liabilities - interest rate swaps (1)	(748)	(1,708)
Net unrealized (loss) position	$967	$(2,211)

(1) Includes designated cash flow hedge of $(31) as of September 30, 2021.

Note 23 - Other Comprehensive Income

Comprehensive income comprises two subsets: net income and other comprehensive income (OCI). The components of other comprehensive income are presented in the accompanying Consolidated Statements of Comprehensive Income and Consolidated Statements of Stockholders’ Equity, net of applicable taxes. The Company’s interest rate swap contract hedge included in other comprehensive income was entered into on August 13, 2021 with an original notional value of $160.0 million. The maturity date of this swap is June 24, 2026.

Amounts in accumulated other comprehensive income (AOCI), net of tax, at September 30, are as follows (in thousands):

AOCI	2021	2020	2019
Interest rate swap contract	(23)	—	—
Total	$(23)	$—	$—

Changes in AOCI, net of tax, are as follows (in thousands):

AOCI	Interest Rate Hedge
Balance at September 30, 2018	$—
Net OCI changes	—
Balance at September 30, 2019	—
Net OCI changes	—
Balance at September 30, 2020	—
Net OCI changes	(23)
Balance at September 30, 2021	$(23)

Amounts reclassified from AOCI to earnings, are as follows (in thousands):

	2021	2020	2019
Interest expense	$224	$—	$—
Benefit from income taxes	(56)	—	—
Total reclassifications from AOCI to earnings	$168	$—	$—

Note 24 - Asset Retirement Obligations
As discussed in Note 2, the Company has asset retirement obligations (“AROs”), which are liabilities associated with our legally required obligations to reclaim owned and leased aggregates facilities. At September 30, 2021 and 2020, the Company’s AROs were $2.8 million and $0.0 million, respectively, which are reflected as “Other long-term liabilities” on the Company’s Consolidated Balance Sheets. Accretion and depreciation expense related to AROs for the fiscal years ended September 30, 2021, 2020 and 2019 was $0.0 million, $0.0 million and $0.0 million, respectively.

The following is a reconciliation of these asset retirement obligations (in thousands):

	For the Fiscal Year Ended September 30,
	2021	2020
Asset Retirement Obligations
Balance at beginning of year	$—	$—
Liabilities incurred	2,070	—
Liabilities settled	—	—
Liabilities assumed (1)	718	—
Accretion expense	—	—
Balance at end of year	$2,788	$—

(1) See Note 4 - Business Acquisitions

Note 25 - COVID-19 Pandemic

The Company is closely monitoring the impact of the COVID-19 pandemic on all aspects of its business, including how it has impacted and may continue to impact the Company’s customers, employees, suppliers, and vendors. While the Company did not incur significant disruptions in its operations from the COVID-19 pandemic during the fiscal year ended September 30, 2021, due to the uncertainties surrounding the COVID-19 pandemic, it is unable to predict the impact that the COVID-19 pandemic will have on its financial position, operating results and cash flows in future periods.

As the Company continues to monitor the impacts of the pandemic on its financial position, operating results, and cash flows, it will consider and evaluate the need for any additional workforce actions in future periods. The Company is monitoring the executive order requiring vaccinations for certain employees of federal contractors and the emergency temporary standard issued by OSHA mandating vaccination or testing and masking requirements for companies with more than 100 employees.

Note 26 - Legal Settlement

On April 26, 2021, the Company entered into a settlement agreement with a former stockholder of the Company relating to claims arising out of the former stockholder’s sale of shares of the Company’s common stock in a private transaction prior to the Company’s initial public offering. Under the settlement agreement, the Company paid $3.2 million to the former stockholder in two installments in exchange for a release of all claims made by the former stockholder against the Company in the arbitration proceeding. As of September 30, 2021, all amounts due pursuant to the settlement agreement had been paid in full. A portion of the aforementioned settlement and associated legal expenses were determined to be non-deductible expenses, which resulted in an unfavorable permanent tax difference for the fiscal year ended September 30, 2021.

Note 27 - Condensed Financial Statements of Parent Company

CONSTRUCTION PARTNERS, INC.
PARENT COMPANY ONLY
CONDENSED BALANCE SHEETS
(in thousands, except share and per share data)

	September 30,
	2021	2020
ASSETS
Cash and cash equivalents	$65,225	$78,041
Prepaid expenses and other current assets	1,063	928
Total current assets	66,288	78,969
Property, plant and equipment, net	5,160	2,994
Investment in subsidiaries	409,245	383,740
Deferred income taxes, net	892	441
Other assets	2,014	6
Total assets	$483,599	$466,150
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Due to subsidiaries	$46,542	$75,044
Accrued expenses and other current liabilities	2,970	1,969
Total current liabilities	49,512	77,013
Long-term liabilities:
Due to subsidiaries	24,440	2,234
Other long-term liabilities	748	1,708
Total long-term liabilities	25,188	3,942
Total liabilities	74,700	80,955
Stockholders’ Equity
Preferred stock, par value $0.001; 10,000,000 shares authorized at September 30, 2021 and September 30, 2020 and no shares issued and outstanding	—	—
Class A common stock, par value $0.001; 400,000,000 shares authorized, 36,600,639 shares issued and outstanding at September 30, 2021, and 33,875,884 shares issued and outstanding at September 30, 2020	37	34
Class B common stock, par value 0.001; 100,000,000 shares authorized, 18,614,791 shares issued and 15,691,839 shares outstanding at September 30, 2021, and 20,828,813 shares issued and 17,905,861 shares outstanding at September 30, 2020	19	21
Additional paid-in capital	248,571	245,022
Treasury stock, at cost, 2,922,952 shares of Class B common stock, par value $0.001	(15,603)	(15,603)
Accumulated other comprehensive loss	(23)	—
Retained earnings	175,898	155,721
Total stockholders’ equity	408,899	385,195
Total liabilities and stockholders’ equity	$483,599	$466,150

See note to condensed financial statements of parent company.

CONSTRUCTION PARTNERS, INC.
PARENT COMPANY ONLY
CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands, except share and per share amounts)

	For the Fiscal Year Ended September 30,
	2021	2020	2019
Equity in net income of subsidiaries	$25,505	$43,712	$45,679
Equity-based compensation expense	(3,549)	(1,570)	(957)
General and administrative expenses	(2,850)	(2,597)	(2,666)
Interest expense, net	834	(1,218)	(153)
Gain on sale of equipment, net	—	—	1
Other income	3	—	5
Income before provision for income taxes	19,943	38,327	41,909
Income tax benefit	234	1,970	1,212
Net income	$20,177	$40,297	$43,121
Other comprehensive (loss), net of tax
Net unrealized (loss) on interest rate swap contract	(23)	—	—
Other comprehensive (loss)	(23)	—	—
Comprehensive income	$20,154	$40,297	$43,121

Net income per share attributable to common stockholders:
Basic	$0.39	$0.78	$0.84
Diluted	$0.39	$0.78	0.84
Weighted average number of common shares outstanding:
Basic	51,636,955	51,489,211	51,421,159
Diluted	51,773,213	51,636,934	51,427,220

See note to condensed financial statements of parent company.

CONSTRUCTION PARTNERS, INC.
PARENT COMPANY ONLY
CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Fiscal Year Ended September 30,
	2021	2020	2019
Cash flows from operating activities:
Net income	$20,177	$40,297	$43,121
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation, depletion and amortization of long-lived assets	475	463	179
Gain on sale of equipment	—	—	(1)
Loss (gain) on derivative instruments	(894)	1,397	565
Equity-based compensation expense	3,549	1,570	957
Equity in net income of subsidiaries	(25,505)	(43,712)	(45,679)
Deferred income tax (benefit) expense	(451)	(425)	99
Other non-cash adjustments	9
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(135)	(183)	771
Other assets	(2,008)	(6)	257
Accrued expenses and other current liabilities	1,001	(965)	1,662
Other liabilities	(97)	—	(254)
Net cash (used in) provided by operating activities	(3,879)	(1,564)	1,677
Cash flows from investing activities:
Purchases of property, plant and equipment	(2,641)	(1,189)	(755)
Proceeds from sale of equipment	—	—	1
Investment in subsidiary	—	(17,303)	(19,703)
Net cash (used in) investing activities	(2,641)	(18,492)	(20,457)
Cash flows from financing activities:
Change in amounts due to (from) subsidiaries, net	(6,296)	34,150	16,959
Payment of treasury stock purchase obligation	—	—	(569)
Proceeds from sale of stock	—	—	3
Net cash (used in) provided by financing activities	(6,296)	34,150	16,393
Net change in cash and cash equivalents	(12,816)	14,094	(2,387)
Cash and cash equivalents:
Beginning of period	78,041	63,947	66,334
End of period	$65,225	$78,041	$63,947

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

Note 28 - Subsequent Events
Georgia Reorganization
On October 1, 2021, the Company completed a reorganization of its Georgia operations by merging Everett Dykes Grassing Co., Inc., a wholly-owned subsidiary of the Company, with and into The Scruggs Company, another wholly-owned subsidiary of the Company. Following the merger, the combined company continues to operate as “The Scruggs Company.”
Acquisitions
On October 1, 2021, the Company acquired an asphalt and paving company headquartered in Liberty, South Carolina. The acquired platform company added three HMA plants in the Greenville, South Carolina metro area, providing opportunities for future expansion in the state.
On October 18, 2021, the Company acquired a grading and site work contractor based in Pensacola, Florida. The acquisition further enhances the Company’s vertical integration of construction services and supplements the Company’s capabilities in the greater Pensacola, Florida market area following the Company’s initial entry into that market last March.
The acquisitions will be accounted for as business combinations in accordance with ASC 805. The aggregate purchase price of $67.0 million (excluding working capital adjustments) was paid with cash from the Revolving Credit Facility. In each case, the provisional allocation of the purchase price to assets acquired and liabilities assumed, based on their estimated fair values at the acquisition date, was determined in accordance with the methodology described under Fair Value Measurements above in Note 2 - Significant Accounting Policies. The amount of the purchase price exceeding the preliminary net fair value of identifiable assets acquired and liabilities assumed is expected to be recorded as goodwill in the aggregate amount of approximately $35.0 million, which is deductible for income tax purposes. Goodwill primarily represents the assembled workforce and synergies expected to result from the acquisition. Upon finalizing the accounting for this transaction, management expects to ascribe value to other identifiable intangible assets, including customer relationships and customer backlog, which will reduce the preliminary amount allocated to goodwill.
Formation of Captive Insurance Company
On October 1, 2021, Construction Partners Risk Management, Inc., a captive insurance company and wholly-owned subsidiary of the Company (the “Captive”) commenced operations. The purpose of the Captive is to provide general liability, automobile liability and workers’ compensation insurance coverage to the Company and its subsidiaries.
Amendment to Credit Agreement
On October 1, 2021, the Company and each of its wholly-owned subsidiaries entered into an amendment to the Credit Agreement to incorporate certain provisions addressing the Company’s formation and operation of the Captive. Among other things, the amendment defines the permitted activities of the Captive and provides certain limitations on payments, distributions, investments, indebtedness and other transactions in which the Captive may engage. The amendment also prescribes the amounts that the Company may invest in the Captive and clarifies that the operations of the Captive will be excluded from the calculation of any financial ratios required by the Credit Agreement.
Restricted Stock Awards
In November 2021, the Company awarded a total of 79,049 restricted shares of Class A common stock to certain employees of the Company under the 2018 Equity Plan. The grant is classified as an equity award. The aggregate grant date fair value of these restricted stock awards was $3.2 million. Within that grant, 49,049 of the shares vest in one-fourth increments on September 30 of each calendar year following the calendar year in which the shares were granted. The remaining 30,000 shares vest in one-half increments on September 30, 2025 and 2026.
Conversion of Class B Common Stock to Class A Common Stock
Subsequent to September 30, 2021, certain stockholders of the Company converted a total of 4,059,569 shares of Class B common stock into shares of Class A common stock on a one-for-one basis. Following the conversions, there were 40,738,074 shares of Class A common stock and 11,632,270 shares of Class B common stock outstanding.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.

Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2021. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2021, our disclosure controls and procedures were effective to provide reasonable assurance that material information that we are required to disclose in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that information that we are required to disclose in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d -15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control—Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of September 30, 2021.
Attestation Report of Registered Public Accounting Firm
The effectiveness of our internal control over financial reporting as of September 30, 2021 has been audited by RSM US LLP, our independent registered public accounting firm, who also audited our consolidated financial statements included in this report, as stated in their reports which appear with our accompanying consolidated financial statements.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.
None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.
The information required by this Item is incorporated by reference to the proxy statement for the 2022 annual meeting of stockholders of the Company to be filed by the Company with the SEC under the Exchange Act (the “2022 Proxy Statement”). The Company intends to file the 2022 Proxy Statement in January 2022, and in any event within 120 days after September 30, 2021.

Item 11.  Executive Compensation.
The information required by this Item is incorporated by reference to the 2022 Proxy Statement.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this Item is incorporated by reference to the 2022 Proxy Statement.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.
The information required by this Item is incorporated by reference to the 2022 Proxy Statement.

Item 14.  Principal Accountant Fees and Services.
The information required by this Item is incorporated by reference to the 2022 Proxy Statement.

PART IV
Item 15. Exhibits, Financial Statement Schedules.
(a)     Documents Filed as Part of this Report.
(1)     Financial Statements.
The consolidated financial statements of Construction Partners, Inc. and its subsidiaries and the parent-only financial statements of Construction Partners, Inc. included herein at Item 8 are as follows:
•Reports of Independent Registered Public Accounting Firm — RSM US LLP
•Consolidated Balance Sheets as of September 30, 2021 and 2020
•Consolidated Statements of Comprehensive Income for the fiscal years ended September 30, 2021, 2020, and 2019
•Consolidated Statements of Changes in Stockholders’ Equity for the fiscal years ended September 30, 2021, 2020, and 2019
•Consolidated Statements of Cash Flows for the fiscal years ended September 30, 2021, 2020, and 2019
•Notes to Consolidated Financial Statements
•Parent Company Only Condensed Balance Sheets as of September 30, 2021 and 2020
•Parent Company Only Condensed Statements of Comprehensive Income for the fiscal years ended September 30, 2021, 2020, and 2019
•Parent Company Only Condensed Statements of Cash Flows for the fiscal years ended September 30, 2021, 2020, and 2019
•Note to Condensed Financial Statements of Parent Company
(2)      Financial Statement Schedules.
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

4.3*	Description of Construction Partners, Inc.’s Class A common stock

Exhibit Number	Description
10.1†
Form of Indemnification Agreement, by and between Construction Partners, Inc. and each of its directors and executive officers (incorporated by reference to Exhibit 10.1 to Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-224174) filed on April 23, 2018)

10.2
Second Amended and Restated Credit Agreement, dated as of June 24, 2021, by and among Construction Partners, Inc. and each of its wholly owned subsidiaries, as borrowers, BBVA USA, as administrative agent, joint lead arranger, sole bookrunner and lender, Regions Bank and BofA Securities, Inc., each as a joint arranger, and certain other lenders party thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-38479) filed on June 25, 2021)

10.2A
First Amendment to Second Amended and Restated Credit Agreement, dated as of October 1, 2021, by and among the Company and each of its wholly owned subsidiaries, as borrowers, the Lenders party thereto, and BBVA USA, as Administrative Agent, L/C Issuer and an Arranger (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-38479) filed on October 4, 2021)

10.3†
Form of Employment Agreement, dated April 1, 2020, by and between Construction Partners, Inc. and certain executive officers (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-38479) filed on April 3, 2020)

10.3A†
Amendment to Employment Agreement, effective as of October 1, 2020, by and between Construction Partners, Inc. and Fred J. Smith, III (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-38479) filed on October 2, 2020)

10.3B†
Second Amendment to Employment Agreement, effective as of May 5, 2021, by and between Construction Partners, Inc. and Fred J. Smith, III (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-38479) filed on May 7, 2021)

10.4†
Construction Partners, Inc. 2018 Equity Incentive Plan (incorporated by reference to Exhibit 10.7 to Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-224174) filed on April 23, 2018)

10.4A†
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

14.1	Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 to the Annual Report on Form 10-K (File No. 001-38479) filed on December 14, 2018)
21.1*	List of Significant Subsidiaries of Construction Partners, Inc.
23.1*	Consent of RSM US LLP
31.1*	Certification of President and Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
32.1**	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350
95.1*	Mine Safety Disclosures
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)
†	Management contract, compensatory plan or arrangement.
*	Filed herewith.

Exhibit Number	Description
**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 29th day of November, 2021.

CONSTRUCTION PARTNERS, INC.

By:	/s/ Fred J. Smith, III
Fred J. Smith, III
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name and Signature	Title	Date

/s/ Fred J. Smith, III	President, Chief Executive Officer and Director	November 29, 2021
Fred J. Smith, III	(Principal Executive Officer)

/s/ R. Alan Palmer	Executive Vice President and Chief Financial Officer	November 29, 2021
R. Alan Palmer	(Principal Financial Officer)

/s/ Todd K. Andrews	Chief Accounting Officer	November 29, 2021
Todd K. Andrews	(Principal Accounting Officer)

/s/ Ned N. Fleming, III	Executive Chairman of the Board	November 29, 2021
Ned N. Fleming, III

/s/ Charles E. Owens	Vice Chairman of the Board	November 29, 2021
Charles E. Owens

/s/ Craig Jennings	Director	November 29, 2021
Craig Jennings

/s/ Mark R. Matteson	Director	November 29, 2021
Mark R. Matteson

/s/ Michael H. McKay	Director	November 29, 2021
Michael H. McKay

/s/ Stefan L. Shaffer	Director	November 29, 2021
Stefan L. Shaffer

/s/ Noreen E. Skelly	Director	November 29, 2021
Noreen E. Skelly