Form 10-Q
period 2021-12-31
Construction Partners, Inc.
filed 2022-02-04
CIK 1718227

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of February 2, 2022, the registrant had 41,192,039 shares of Class A common stock, $0.001 par value, and 11,352,915 shares of Class B common stock, $0.001 par value, outstanding.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
Certain statements contained in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including statements related to future events, business strategy, future performance, future operations, backlog, financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management. All statements other than statements of historical fact may be forward-looking statements. Forward-looking statements are often, but not always, identified by the use of words such as “seek,” “anticipate,” “plan,” “continue,” “estimate,” “expect,” “may,” “will,” “project,” “predict,” “potential,” “targeting,” “intend,” “could,” “might,” “should,” “believe,” “outlook” and variations of such words or their negative and similar expressions. Forward-looking statements should not be read as a guarantee of future performance or results, and may not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking statements are based on management’s belief, based on currently available information, as to the outcome and timing of future events. These statements involve estimates, assumptions, known and unknown risks, uncertainties and other factors that may cause actual results or events to differ materially from those expressed in such forward-looking statements. When evaluating forward-looking statements, you should consider the risk factors and other cautionary statements described in this Quarterly Report on Form 10-Q and under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2021. We believe the expectations reflected in the forward-looking statements contained in this report are reasonable, but no assurance can be given that these expectations will prove to be correct. Forward-looking statements should not be unduly relied upon.
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
These factors are not necessarily all of the important factors that could cause actual results or events to differ materially from those expressed in the forward-looking statements. Other unknown or unpredictable factors could also cause actual results or events to differ materially from those expressed in the forward-looking statements. Our future results will depend upon various other risks and uncertainties, including those described in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the fiscal year ended September 30, 2021. All forward-looking statements attributable to us are qualified in their entirety by this cautionary statement. Forward-looking statements speak only as of the date hereof. We undertake no obligation to update or revise any forward-looking statements after the date on which any such statement is made, whether as a result of new information, future events or otherwise, except as required by law.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

CONSTRUCTION PARTNERS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31,	September 30,
	2021	2021
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$35,565	$57,251
Short-term restricted cash	6,568	—
Contracts receivable including retainage, net	164,456	158,170
Costs and estimated earnings in excess of billings on uncompleted contracts	21,960	23,023
Inventories	57,707	53,792
Prepaid expenses and other current assets	12,265	7,790
Total current assets	298,521	300,026
Property, plant and equipment, net	428,965	404,832
Operating lease right-of-use assets	11,003	6,535
Goodwill	120,986	85,422
Intangible assets, net	4,075	4,163
Investment in joint venture	108	108
Long-term restricted cash	1,728	—
Other assets	7,198	5,534
Total assets	$872,584	$806,620
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$78,722	$86,390
Billings in excess of costs and estimated earnings on uncompleted contracts	38,752	33,719
Current portion of operating lease liabilities	1,909	1,395
Current maturities of long-term debt	10,000	10,000
Accrued expenses and other current liabilities	13,314	26,459
Total current liabilities	142,697	157,963
Long-term liabilities:
Long-term debt, net of current maturities and deferred debt issuance costs	273,732	206,175
Operating lease liabilities, net of current portion	9,289	5,302
Deferred income taxes, net	17,570	17,362
Other long-term liabilities	11,976	10,919
Total long-term liabilities	312,567	239,758
Total liabilities	455,264	397,721
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $0.001; 10,000,000 shares authorized at December 31, 2021 and September 30, 2021 and no shares issued and outstanding	—	—
Class A common stock, par value $0.001; 400,000,000 shares authorized, 41,085,484 shares issued and 41,084,301 shares outstanding at December 31, 2021, and 36,600,639 shares issued and outstanding at September 30, 2021	41	37
Class B common stock, par value $0.001; 100,000,000 shares authorized, 14,275,867 shares issued and 11,352,915 shares outstanding at December 31, 2021, and 18,614,791 shares issued and 15,691,839 shares outstanding at September 30, 2021	15	19
Additional paid-in capital	250,075	248,571
Treasury stock, at cost, 1,183 shares of Class A common stock, par value $0.001	(39)	—
Treasury stock, at cost, 2,922,952 shares of Class B common stock, par value $0.001	(15,603)	(15,603)
Accumulated other comprehensive income (loss), net	1,422	(23)
Retained earnings	181,409	175,898
Total stockholders’ equity	417,320	408,899
Total liabilities and stockholders’ equity	$872,584	$806,620

See notes to consolidated financial statements (unaudited).

CONSTRUCTION PARTNERS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited in thousands, except share and per share data)

	For the Three Months Ended December 31,
	2021	2020
Revenues	$284,964	$190,929
Cost of revenues	252,000	160,335
Gross profit	32,964	30,594
General and administrative expenses	(24,946)	(20,084)
Gain on sale of equipment, net	441	333
Operating income	8,459	10,843
Interest expense, net	(1,264)	(468)
Other income	116	165
Income before provision for income taxes and earnings from investment in joint venture	7,311	10,540
Provision for income taxes	1,800	2,680
Earnings from investment in joint venture	—	11
Net income	5,511	7,871
Other comprehensive income, net of tax
Unrealized gain on interest rate swap contract, net	1,445	—
Other comprehensive income	1,445	—
Comprehensive income	$6,956	$7,871

Net income per share attributable to common stockholders:
Basic	$0.11	$0.15
Diluted	$0.11	$0.15

Weighted average number of common shares outstanding:
Basic	51,696,004	51,489,211
Diluted	51,977,974	51,717,848

See notes to consolidated financial statements (unaudited).

CONSTRUCTION PARTNERS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(unaudited in thousands, except share data)

	For the Three Months Ended December 31, 2021
	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss), net	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
September 30, 2021	36,600,639	$37	18,614,791	$19	$248,571	$(15,603)	$175,898	$(23)	$408,899
Net income	—	—	—	—	—	—	5,511	—	5,511
Equity-based compensation expense	—	—	—	—	1,504	—	—	—	1,504
Issuance of stock grant awards	145,921	—	—	—	—	—	—	—	—
Purchase of treasury stock	—	—	—	—	—	(39)	—	—	(39)
Other comprehensive income	—	—	—	—	—	—	—	1,445	1,445
Conversion of Class B common stock to Class A common stock	4,338,924	4	(4,338,924)	(4)	—	—	—	—	—
December 31, 2021	41,085,484	$41	14,275,867	$15	$250,075	$(15,642)	$181,409	$1,422	$417,320

	For the Three Months Ended December 31, 2020
	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss), net	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
September 30, 2020	33,875,884	$34	20,828,813	$21	$245,022	$(15,603)	$155,721	$—	$385,195
Net income	—	—	—	—	—	—	7,871	—	7,871
Equity-based compensation expense	—	—	—	—	395	—	—	—	395
December 31, 2020	33,875,884	$34	20,828,813	$21	$245,417	$(15,603)	$163,592	$—	$393,461

See notes to consolidated financial statements (unaudited).

CONSTRUCTION PARTNERS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited in thousands)

	For the Three Months Ended December 31,
	2021	2020
Cash flows from operating activities:
Net income	$5,511	$7,871
Adjustments to reconcile net income to net cash, cash equivalents and restricted cash provided by operating activities:
Depreciation, depletion, accretion and amortization of long-lived assets	15,903	11,094
Amortization of deferred debt issuance costs and debt discount	57	64
Unrealized gain on derivative instruments	(136)	(1,165)
Provision for bad debt	113	175
Gain on sale of equipment, net	(441)	(333)
Equity-based compensation expense	1,504	395
Earnings from investment in joint venture	—	(11)
Distribution of earnings from investment in joint venture	—	100
Deferred income tax benefit	(295)	—
Other non-cash adjustments	33	(21)
Changes in operating assets and liabilities, net of acquisitions:
Contracts receivable including retainage, net	776	18,538
Costs and estimated earnings in excess of billings on uncompleted contracts	1,188	(4,275)
Inventories	(2,529)	928
Prepaid expenses and other current assets	(3,514)	(4,119)
Other assets	(569)	(946)
Accounts payable	(10,432)	(15,255)
Billings in excess of costs and estimated earnings on uncompleted contracts	4,615	(2,774)
Accrued expenses and other current liabilities	(13,816)	(9,427)
Other long-term liabilities	1,455	(130)
Net cash (used in) provided by operating activities, net of acquisition	(577)	709
Cash flows from investing activities:
Purchases of property, plant and equipment	(15,106)	(10,462)
Proceeds from sale of equipment	733	492
Business acquisitions, net of cash acquired	(65,901)	(84,086)
Net cash used in investing activities	(80,274)	(94,056)
Cash flows from financing activities:
Proceeds from revolving credit facility	70,000	—
Repayments of long-term debt	(2,500)	(3,250)
Purchase of treasury stock	(39)	—
Net cash provided by (used in) financing activities	67,461	(3,250)
Net change in cash, cash equivalents and restricted cash	(13,390)	(96,597)
Cash, cash equivalents and restricted cash:
Cash, cash equivalents and restricted cash, beginning of period	57,251	148,316
Cash, cash equivalents and restricted cash, end of period	$43,861	$51,719

Supplemental cash flow information:
Cash paid for interest	$1,608	$672
Cash paid for operating lease liabilities	$565	$748
Non-cash items:
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$4,991	$282
Property, plant and equipment financed with accounts payable	$6,256	$1,549

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

The Company was formed as a Delaware corporation in 2007 as a holding company to facilitate an acquisition growth strategy in the HMA paving and construction industry. SunTx Capital Partners (“SunTx”), a private equity firm based in Dallas, Texas, has owned a controlling interest in the Company’s stock since the Company’s inception.
On October 1, 2021, Construction Partners Risk Management, Inc., a captive insurance company and wholly-owned subsidiary of the Company (the “Captive”), commenced operations. The purpose of the Captive is to provide general liability, automobile liability and workers’ compensation insurance coverage to the Company and its subsidiaries.
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

Note 2 - Significant Accounting Policies
Basis of Presentation
These consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation. These interim consolidated statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), which permit reduced disclosure for interim periods. The Company's Consolidated Balance Sheets as of September 30, 2021 were derived from the Company's audited financial statements for the fiscal year then ended, but do not include all necessary disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) with respect to annual financial statements. In the opinion of management, these unaudited consolidated financial statements include all recurring adjustments and normal accruals necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the dates and periods presented. These consolidated financial statements and accompanying notes should be read in conjunction with the Company’s audited annual consolidated financial statements and notes thereto included in its Annual Report on Form 10-K for the fiscal year ended September 30, 2021 (the “2021 Form 10-K”). Results for interim periods are not necessarily indicative of the results to be expected for a full fiscal year or for any future period.

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
A description of certain critical accounting policies of the Company is presented below. Additional critical accounting policies and the underlying judgments and uncertainties are described in the notes to the Company’s annual consolidated financial statements included in the 2021 Form 10-K.
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
Restricted Cash
Restricted cash represents cash held in a fiduciary capacity by the Captive for the payment of casualty insurance claims for the Company's subsidiaries. The Company had short-term restricted cash of $6.6 million and $0.0 million at December 31, 2021 and September 30, 2021, respectively, and long-term restricted cash of $1.7 million and $0.0 million at December 31, 2021 and September 30, 2021, respectively.
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
The contract asset, “Costs and estimated earnings in excess of billings on uncompleted contracts,” arises when the Company recognizes revenues for services performed under its construction projects, but the Company is not yet entitled to bill the customer under the terms of the contract. Amounts billed to customers are excluded from this asset and reflected on the Consolidated Balance Sheets as “Contracts receivable including retainage, net.” Included in costs and estimated earnings in excess of billings on uncompleted contracts are amounts the Company seeks or will seek to collect from customers or others for (i) errors, (ii) changes in contract specifications or design, (iii) contract change orders in dispute, unapproved as to scope and price, or (iv) other customer-related causes of unanticipated additional contract costs (such as claims). Such amounts are recorded to the extent that the amount can be reasonably estimated and recovery is probable. Claims and unapproved change orders made by the Company may involve negotiation and, in rare cases, litigation. Unapproved change orders and claims also involve the use of estimates, and revenues associated with unapproved change orders and claims are included in the transaction price for which it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty is resolved. The Company did not recognize any material amounts associated with claims and unapproved change orders during the periods presented.
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
Concentration of Risks
Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of contracts receivable including retainage. In the normal course of business, the Company provides credit to its customers and does not generally require collateral. The Company monitors concentrations of credit risk associated with these receivables on an ongoing basis. The Company has not historically experienced significant credit losses, due primarily to management’s assessment of customers’ credit ratings. The Company principally deals with recurring customers, state and local governments and well-known local companies whose reputations are known to management. The Company performs credit checks for significant new customers and generally requires progress payments for significant projects. The Company generally has the ability to file liens against the property if payments are not made on a timely basis. No single customer accounted for more than 10% of the Company’s contracts receivable including retainage, net balance at December 31, 2021 or September 30, 2021.
Projects performed for various departments of transportation accounted for 33.5% and 27.8% of consolidated revenues for the three months ended December 31, 2021 and 2020, respectively. Customers that accounted for more than 10% of consolidated revenues during the three months ended December 31, 2021 and 2020 are presented below:

	% of Consolidated Revenues for the Three Months Ended December 31,
	2021	2020
Alabama Department of Transportation	10.1%	7.2%
Florida Department of Transportation	10.0%	8.8%

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

	% of Consolidated Revenues for the Three Months Ended December 31,
	2021	2020
Public	61.0%	59.4%
Private	39.0%	40.6%

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
The Company’s financial instruments include cash and cash equivalents, restricted cash, contracts receivable including retainage, accounts payable and accrued expenses reflected as current assets and current liabilities on its Consolidated Balance Sheets at December 31, 2021 and September 30, 2021. Due to the short-term nature of these instruments, management considers their carrying value to approximate their fair value.
The Company also has a Term Loan and a Revolving Credit Facility, as described in Note 8 - Debt. The carrying value of amounts outstanding under these credit facilities is reflected as long-term debt, net of current maturities and current maturities of long-term debt on the Company’s Consolidated Balance Sheets at December 31, 2021 and September 30, 2021. Due to the variable rate or short-term nature of these instruments, management considers their carrying value to approximate their fair value.
The Company also has derivative instruments. The fair value of commodity and interest rate swaps are based on forward and spot prices, as described in Note 16 - Fair Value Measurements.
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
Comprehensive Income
We report comprehensive income in our Consolidated Statements of Comprehensive Income and Consolidated Statements of Stockholders’ Equity. Comprehensive income comprises two subsets: net income and other comprehensive income (OCI). OCI includes adjustments for changes in fair value of an interest rate swap contract derivative. For additional information about comprehensive income see Note 19 - Other Comprehensive Income.

Note 3 - Accounting Standards
New Accounting Pronouncements
In December 2019, the Financial Accounting Standards Board ("FASB") issued ASU 2019-12, “Simplifying the Accounting for Income Taxes,” which adds new guidance to simplify the accounting for income taxes and changes the accounting for certain income tax transactions. The new standard is effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company adopted this guidance effective October 1, 2021 as required and noted no material impact to the Company's consolidated financial statements.
In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of Effects of Reference Rate Reform on Financial Reporting,” which provides optional expedients and exceptions for applying GAAP to contract modification and hedging relationships affected by reference rate reform. The guidance only applies to contracts, hedging relationships, and other transactions that reference the London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued as a result of reference rate reform. This optional guidance was effective beginning on March 12, 2020, and the Company may elect to apply the amendments prospectively through December 31, 2022. The Company does not expect such adoption to have a material impact on the Company’s consolidated financial statements.

Note 4 - Business Acquisitions
On October 1, 2021, the Company acquired all of the capital stock of King Asphalt, Inc., a HMA production and paving company headquartered in Liberty, South Carolina. The transaction established the Company's first platform company in South Carolina and added three HMA plants in the Greenville, South Carolina metro area. On October 18, 2021, the Company acquired substantially all of the assets of J. Miller Construction Inc., a grading and site work company headquartered in Pensacola, Florida. The transaction enhanced the Company’s vertical integration of construction services and supplemented the Company’s capabilities in the greater Pensacola, Florida market area.
These acquisitions were accounted for as business combinations in accordance with Topic 805. The Company consulted with independent third parties to assist in the valuation process. The Company expects to finalize these values as soon as practicable and no later than one year from the acquisition date. Identifiable tangible assets acquired and liabilities assumed were recorded at their estimated fair values based on the methodology described under Fair Value Measurements in Note 2 - Significant Accounting Policies. The amount of the purchase price exceeding the net fair value of identifiable assets acquired and liabilities assumed was recorded as provisional goodwill in the amount of approximately $35.6 million, which is deductible for income tax purposes. Goodwill primarily represents the assembled work force and synergies expected to result from the acquisition. Upon finalizing the accounting for these transactions, management expects to ascribe value to other identifiable intangible assets, including customer relationships and customer backlog, which will reduce the provisional amount allocated to goodwill.
For these acquisitions, total consideration was $67.1 million, which was paid with cash on hand as of December 31, 2021. The total consideration has been provisionally allocated as follows: $1.2 million of cash and cash equivalents, $7.2 million of contracts receivable including retainage, net, $0.1 million of costs and estimated earnings in excess of billings on uncompleted contracts, $1.4 million of inventory, $0.5 million of prepaid expenses and other current assets, $2.8 million of accounts payable, $0.4 million of billings in excess of costs and estimated earnings on uncompleted contracts, $0.6 million of accrued expenses and other current liabilities, $24.9 million of property, plant and equipment and $35.6 million of goodwill.
Combined Acquisitions During the Three Months Ended December 31, 2021
The Consolidated Statements of Comprehensive Income includes $14.6 million of revenue and $0.3 million of net loss attributable to the operations of these acquisitions for the three months ended December 31, 2021 from their respective acquisition dates. The Company recorded certain costs to effect the acquisitions as they were incurred, which are reflected in general and administrative expenses on the Company’s Consolidated Statements of Comprehensive Income in the amount of $0.2 million for the three months ended December 31, 2021.

The following presents pro forma revenues and net income as though the acquisitions had occurred on October 1, 2020 (unaudited, in thousands):

	For the Three Months Ended December 31,
	2021	2020
Pro forma revenues	$285,247	$205,203
Pro forma net income	$5,685	$8,706

Pro forma financial information is presented as if the operations of the acquisitions had been included in the consolidated results of the Company since October 1, 2020, and gives effect to transactions that are directly attributable to the acquisitions, including adjustments to:
(a)Include the pro forma results of operations of the acquisitions for the three months ended December 31, 2021 and 2020.

(b)Include additional depreciation and depletion expense related to the fair value of acquired property, plant and equipment and reserves at aggregates facilities, as applicable, as if such assets were acquired on October 1, 2020 and consistently applied to the Company’s depreciation and depletion methodologies.

(c)Include interest expense under the Term Loan as if the funds borrowed to finance the purchase prices were borrowed on October 1, 2020. Interest expense calculations further assume that no principal payments were made during the period from October 1, 2020 through December 31, 2021, and that the interest rate in effect on the date the Company made the acquisitions was in effect for the period from October 1, 2020 through December 31, 2021.

(d)Exclude $0.2 million of acquisition-related expenses from the three months ended December 31, 2021, as though such expenses were incurred prior to the pro forma acquisition date of October 1, 2020.

Pro forma information is presented for informational purposes and may not be indicative of revenue or net income that would have been achieved if these acquisitions had occurred on October 1, 2020.
Provisional Accounting
In July 2021, the Company acquired a HMA contracting company and related entities, all headquartered in Cullman, Alabama. In August 2021, the Company acquired a crushed stone and aggregates facility located near Goldston, North Carolina. As of December 31, 2021, there have been no material adjustments to the September 30, 2021 provisional accounting for either acquisition.

Note 5 - Contracts Receivable Including Retainage, Net
Contracts receivable including retainage, net consisted of the following at December 31, 2021 and September 30, 2021 (in thousands):

	December 31, 2021	September 30, 2021
	(unaudited)
Contracts receivable	$134,785	$132,456
Retainage	31,740	27,640
	166,525	160,096
Allowance for doubtful accounts	(2,069)	(1,926)
Contracts receivable including retainage, net	$164,456	$158,170

Retainage receivables have been billed, but are not due until contract completion and acceptance by the customer.

Note 6 - Contract Assets and Liabilities
Costs and estimated earnings compared to billings on uncompleted contracts at December 31, 2021 and September 30, 2021 consisted of the following (in thousands):

	December 31, 2021	September 30, 2021
	(unaudited)
Costs on uncompleted contracts	$1,190,288	$1,058,434
Estimated earnings to date on uncompleted contracts	122,683	110,430
	1,312,971	1,168,864
Billings to date on uncompleted contracts	(1,329,763)	(1,179,560)
Net billings in excess of costs and estimated earnings on uncompleted contracts	$(16,792)	$(10,696)

Significant changes to balances of costs and estimated earnings in excess of billings (contract asset) and billings in excess of costs and estimated earnings (contract liability) on uncompleted contracts from September 30, 2021 to December 31, 2021 are presented below (in thousands):

	Costs and Estimated Earnings in Excess of Billings on Uncompleted Contracts	Billings in Excess of Costs and Estimated Earnings on Uncompleted Contracts	Net Billings in Excess of Costs and Estimated Earnings on Uncompleted Contracts
September 30, 2021	$23,023	$(33,719)	$(10,696)
Changes in revenue billed, contract price or cost estimates	(1,063)	(5,033)	(6,096)
December 31, 2021 (unaudited)	$21,960	$(38,752)	$(16,792)

At December 31, 2021, the Company had unsatisfied or partially unsatisfied performance obligations under construction project contracts representing approximately $801.0 million in aggregate transaction price. The Company expects to earn revenue as it satisfies its performance obligations under such contracts in the amount of approximately $618.4 million during the remainder of the fiscal year ending September 30, 2022 and $182.6 million thereafter.
Note 7 - Property, Plant and Equipment
Property, plant and equipment at December 31, 2021 and September 30, 2021 consisted of the following (in thousands):

	December 31, 2021	September 30, 2021
	(unaudited)
Construction equipment	$357,051	$333,966
Plants	149,441	143,172
Mineral reserves	86,827	86,556
Land and improvements	57,096	53,415
Buildings	27,463	27,163
Furniture and fixtures	6,539	6,426
Leasehold improvements	1,230	1,230
Total property, plant and equipment, gross	685,647	651,928
Accumulated depreciation, depletion, and amortization	(263,938)	(250,803)
Construction in progress	7,256	3,707
Total property, plant and equipment, net	$428,965	$404,832

Depreciation, depletion, and amortization expense related to property, plant and equipment for the three months ended December 31, 2021 and 2020 was $15.8 million and $11.0 million, respectively.

Note 8 - Debt
Since 2017, the Company and each of its subsidiaries have been parties to a credit agreement with certain lenders party from time to time thereto (as amended and restated, the “Credit Agreement”). The Credit Agreement has been amended and restated on multiple occasions since its inception in order to provide for changes in the economic terms of the credit facility and developments at the Company. The Credit Agreement provides for a credit facility consisting of a term loan (the “Term Loan”) and a revolving credit facility (the “Revolving Credit Facility”). The obligations of the Company and its subsidiaries under the Credit Agreement are secured by a first priority security interest in substantially all of the Company’s assets.
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
The Company maintains credit facilities to finance acquisitions, to fund the purchase of real estate, construction equipment, plants and other fixed assets, and for general working capital purposes. Debt at December 31, 2021 and September 30, 2021 consisted of the following (in thousands):

	December 31, 2021	September 30, 2021
	(unaudited)
Long-term debt:
Term Loan	$195,000	$197,500
Revolving Credit Facility	90,000	20,000
Total long-term debt	285,000	217,500
Deferred debt issuance costs	(1,268)	(1,325)
Current maturities of long-term debt	(10,000)	(10,000)
Long-term debt, net of current maturities and deferred debt issuance costs	$273,732	$206,175

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
Conversion of Class B Common Stock to Class A Common Stock
During the three months ended December 31, 2021, certain stockholders of the Company converted a total of 4,338,924 shares of Class B common stock into shares of Class A common stock on a one-for-one basis. As of December 31, 2021, there were 41,084,301 shares of Class A common stock and 11,352,915 shares of Class B common stock outstanding.

Treasury Stock
During the three months ended December 31, 2021, the Company received a total of 1,183 shares of Class A common stock from employees for reimbursement of income taxes paid by the Company on behalf of these employees related to the vesting of restricted stock awards.
Restricted Stock Awards
During the three months ended December 31, 2021, the Company awarded a total of 145,921 restricted shares of Class A common stock to certain directors, officers and employees of the Company under the Construction Partners, Inc. 2018 Equity Incentive Plan (the “Equity Incentive Plan”).
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

	For the Three Months Ended December 31,
	2021	2020
Numerator
Net income attributable to common shareholders	$5,511	$7,871
Denominator
Weighted average number of common shares outstanding, basic	51,696,004	51,489,211
Net income per common share attributable to common shareholders, basic	$0.11	$0.15

The following table summarizes the calculation of the weighted-average number of diluted common shares outstanding and the calculation of diluted earnings per share for the periods presented (unaudited in thousands, except share and per share amounts):

	For the Three Months Ended December 31,
	2021	2020
Numerator
Net income attributable to common stockholders	$5,511	$7,871
Denominator
Weighted average number of basic common shares outstanding, basic	51,696,004	51,489,211
Effect of dilutive securities:
Restricted stock grants	281,970	228,637
Weighted average number of diluted common shares outstanding:	51,977,974	51,717,848
Net income per diluted common share attributable to common stockholders	$0.11	$0.15

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

The Company’s effective income tax rate for the three months ended December 31, 2021 and 2020 was 24.6% and 25.4%, respectively. The effective income tax rate for the three months ended December 31, 2021 was favorably impacted by the filing of an amended state return.

Note 12 - Related Parties
On December 31, 2017, the Company sold an indirect wholly owned subsidiary to an immediate family member of an executive officer of the Company (“Purchaser of Subsidiary”) in consideration for a note receivable in the amount of $1.0 million, which approximated the net book value of the disposed entity. At December 31, 2021, $0.1 million and $0.4 million was reflected on the Company’s Consolidated Balance Sheets within other current assets and other assets, respectively, representing the remaining balances on this note receivable. In connection with this transaction, the Company also received a note receivable from the disposed entity (“Disposed Entity”) on December 31, 2017 in the amount of $1.0 million representing certain accounts payable of the Disposed Entity that were paid by the Company. At December 31, 2021, $0.1 million and $0.2 million was reflected on the Company’s Consolidated Balance Sheets within other current assets and other assets, respectively, representing the remaining balances on this note receivable. The notes do not bear interest, and are scheduled to be made in periodic installments during fiscal year 2022 through fiscal year 2026.

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

The following table presents revenues earned and expenses incurred by the Company during the three months ended December 31, 2021 and 2020, and accounts receivable and payable balances at December 31, 2021 and September 30, 2021, related to transactions with the related parties described above (in thousands):

	Revenue Earned (Expense Incurred)				Accounts Receivable (Payable)
	For the Three Months Ended December 31,				December 31,	September 30,
	2021		2020		2021	2021
	(unaudited)		(unaudited)		(unaudited)
Purchaser of Subsidiary	$—		$—		$518	$518
Disposed Entity	—		—		330	330
Land Development Project	—		—		695	788
Subcontracting Services	(2,239)	(1)	(2,178)	(1)	—	(563)
Island Pond	(80)	(2)	(80)	(2)	—	—
SunTx	(375)	(2)	(617)	(2)	—	—

(1) Cost is reflected as cost of revenues on the Company’s Consolidated Statements of Comprehensive Income.
(2) Cost is reflected as general and administrative expenses on the Company’s Consolidated Statements of Comprehensive Income.

Note 13 - Equity-Based Compensation
Restricted Stock Awards
During the three months ended December 31, 2021 and 2020, the Company recorded $0.4 million of compensation expense in connection with fiscal year 2019 grants, which is reflected as general and administrative expenses in the Company’s Consolidated Statements of Comprehensive Income. At December 31, 2021, there was no unrecognized compensation expense related to these awards.
During the fiscal year ended September 30, 2021, the Company awarded a total of 510,733 restricted shares of Class A common stock to certain members of Company management under the Equity Incentive Plan. The grants are classified as equity awards. The aggregate grant date fair value of these restricted stock awards was $13.6 million. During the three months ended December 31, 2021 and 2020, the Company recorded compensation expense in connection with these grants in the amount of $0.9 million and $0.0 million, respectively, which is reflected as general and administrative expenses in the Company’s Consolidated Statements of Comprehensive Income. At December 31, 2021, there was approximately $10.5 million of unrecognized compensation expense related to these awards.
During the three months ended December 31, 2021, the Company awarded a total of 145,921 restricted shares of Class A common stock to certain directors, officers and employees under the Equity Incentive Plan. The grants are classified as equity awards. The aggregate grant date fair value of these restricted stock awards was $5.2 million. During the three months ended December 31, 2021 and 2020, the Company recorded compensation expense in connection with these grants in the amount of $0.2 million and $0.0 million, respectively, which is reflected as general and administrative expenses in the Company’s Consolidated Statements of Comprehensive Income. At December 31, 2021, there was approximately $5.0 million of unrecognized compensation expense related to these awards.
The underlying shares subject to awards granted under the Equity Incentive Plan will vest, as applicable, as follows:

Fiscal Year	Number of Shares
2022	133,862
2023	36,350
2024	280,518
2025	275,752
2026	15,000
Total	741,482

Note 14 - Leases
The Company leases certain facilities, office space, vehicles and equipment. As of December 31, 2021, operating leases under ASC Topic 842, Leases (“Topic 842”) were included in (i) operating lease right-of use assets, (ii) current portion of operating lease liabilities and (iii) operating lease liabilities, net of current portion on the Company’s Consolidated Balance Sheets in the amounts of $11.0 million, $1.9 million and $9.3 million, respectively. As of December 31, 2021, the Company did not have any lease contracts that had not yet commenced but had created significant rights and obligations.

The components of lease expense were as follows (unaudited, in thousands):

	For the Three Months Ended December 31,
	2021	2020
Operating lease cost	$597	$800
Short-term lease cost	4,093	2,490
Total lease expense	$4,690	$3,290

Short-term leases (those with terms of 12 months or less) are not capitalized but are expensed on a straight-line basis over the lease term. The majority of our short-term leases relate to equipment used on construction projects. These leases are entered into at periodic rental rates for an unspecified duration and typically have a termination for convenience provision.

As of December 31, 2021, the weighted-average remaining term of the Company’s leases was 7.8 years, and the weighted-average discount rate was 3.40%. As of December 31, 2021, the lease liability was equal to the present value of the remaining lease payments, discounted using the incremental borrowing rate on the Company’s secured debt using a single maturity discount rate, as such rate is not materially different from the discount rate applied to each of the leases in the portfolio.

The following table summarizes the Company’s undiscounted lease liabilities outstanding as of December 31, 2021 (unaudited, in thousands):

Fiscal Year	Amount
Remainder of 2022	$1,669
2023	2,078
2024	1,715
2025	1,388
2026	1,381
2027 and thereafter	4,803
Total future minimum lease payments	$13,034
Less: imputed interest	1,836
Total	$11,198

Note 15 - Investment in Derivative Instruments

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

The Company performs an initial prospective assessment of hedge effectiveness on a quantitative basis between the inception date and the earlier of the first quarterly hedge effectiveness date or the issuance of the financial statements that include the hedged transaction. On a quarterly basis, the Company assesses the effectiveness of its designated hedges in offsetting the variability in the cash flows or fair values of the hedged assets or obligations using the Hypothetical Derivative Method. The Hypothetical Derivative Method compares the change in fair value or cash flows of the hedging instrument with the change in fair value or cash flows of a hypothetical derivative that represents the hedged risk. The Company would discontinue hedge accounting prospectively when the derivative is no longer highly effective as a hedge, the underlying hedged transaction is no longer probable or the hedging instrument expires, is sold, terminated or exercised.

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

The following table represents the approximate amount of realized and unrealized gains (losses) and changes in fair value recognized in earnings on commodity derivative contracts for the three months ended December 31, 2021 and 2020 and the fair value of these derivatives as of December 31, 2021 and September 30, 2021 (in thousands):

	For the Three Months Ended December 31,
		2021			2020
	Change in			Change in
Income Statement Classification	Realized Gain (Loss)	Unrealized Gain (Loss)	Total Gain (Loss)	Realized Gain (Loss)	Unrealized Gain (Loss)	Total Gain (Loss)
Cost of revenues	$493	$(277)	$216	$(139)	$945	$806
Interest expense, net	(478)	413	(65)	(180)	220	40
Total	$15	$136	$151	$(319)	$1,165	$846

	December 31, 2021	September 30, 2021
Balance Sheet Classification	(unaudited)
Prepaid expenses and other current assets - commodity swaps	$1,535	$990
Other assets - commodity swaps	—	822
Other assets - interest rate swaps (1)	1,917	—
Accrued expense and other current liabilities - interest rate swaps	(51)	(97)
Other long-term liabilities - interest rate swaps (2)	(350)	(748)
Net unrealized gain position	$3,051	$967

(1) Includes designated cash flow hedge of $1,917 and $0 as of December 31, 2021 and September 30, 2021, respectively.

(2) Includes designated cash flow hedge of $0 and $(31) as of December 31, 2021 and September 30, 2021, respectively.
Note 16 - Fair Value Measurements

The following table presents the Company’s liabilities measured at fair value on a recurring basis as of December 31, 2021 and September 30, 2021 under ASC 820, Fair Value Measurements (in thousands):

	December 31, 2021	September 30, 2021
	(unaudited)
	Level 2	Level 2
Assets
Commodity swap contracts	$1,535	$1,812
Interest rate swaps	1,917	—

Liabilities:
Interest rate swap contracts	$401	$845

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
Note 17 - Commitments
Letters of Credit

Under the Revolving Credit Facility, the Company has a total capacity of $225.0 million that may be used for a combination of cash borrowings and letter of credit issuances. At December 31, 2021, the Company had aggregate letters of credit outstanding in the amount of $11.3 million, primarily related to certain insurance policies as described in Note 2 - Significant Accounting Policies.
Purchase Commitments
As of December 31, 2021, the Company had unconditional purchase commitments for diesel fuel in the normal course of business in the aggregate amount of $3.4 million. Management does not expect any significant changes in the market value of these goods during the commitment period that would have a material adverse effect on the financial condition, results of operations and cash flows of the Company. As of December 31, 2021, our purchase commitments annually thereafter are as follows (in thousands):

Fiscal Year	Amount
Remainder of 2022	$1,969
2023	1,453
Total	$3,422

Minimum Royalties

The Company has lease agreements associated with aggregates facilities under which the Company makes royalty payments. These agreements are outside the scope of Topic 842. The payments are generally based on tons sold in a particular period; however, certain agreements have minimum annual payments. The Company has commitments in the form of minimum royalties as of December 31, 2021 in the amount of $2.3 million, due as follows (in thousands):

Fiscal Year	Amount
Remainder of 2022	$234
2023	196
2024	189
2025	137
2026	124
Thereafter	1,460
Total	$2,340

Royalty expense recorded in cost of revenue during the three months ended December 31, 2021 and 2020 was $0.3 million and $0.2 million, respectively.

Note 18 - COVID-19 Pandemic
The Company is closely monitoring the impact of the COVID-19 pandemic on all aspects of its business, including how it has impacted and may continue to impact the Company’s customers, employees, suppliers, and vendors. While the Company did not incur significant disruptions in its operations from the COVID-19 pandemic during the three months ended December 31, 2021, due to the uncertainties surrounding the COVID-19 pandemic, it is unable to predict the impact that the COVID-19 pandemic will have on its financial position, operating results and cash flows in future periods.

Note 19 - Other Comprehensive Income
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
Amounts in accumulated other comprehensive income (AOCI), net of tax, at December 31, 2021 and September 30, 2021, are as follows (in thousands):

AOCI	December 31, 2021 (unaudited)	September 30, 2021

Interest rate swap contract	$1,422	$(23)
Total	1,422	(23)

Changes in AOCI, net of tax, are as follows (in thousands):

AOCI	Interest Rate Hedge
Balance at September 30, 2020	$—
Net OCI changes	—
Balance at December 31, 2020	$—

AOCI	Interest Rate Hedge
Balance at September 30, 2021	$(23)
Net OCI changes	1,445
Balance at December 31, 2021	$1,422

Amounts reclassified from AOCI to earnings are as follows (in thousands):

	For the Three Months Ended December 31,
	2021	2020
Interest expense	$332	$—
Benefit from income taxes	(86)	—
Total reclassifications from AOCI to earnings	$246	$—

Note 20 - Subsequent Events

Restricted Stock Awards

On January 7, 2022, the Company awarded a total of 107,738 restricted shares of Class A common stock to certain directors and employees of the Company under the Equity Incentive Plan. The grants are classified as equity awards. The aggregate grant date fair value of these restricted stock awards was $3.1 million. The shares of restricted stock vest as follows:

Fiscal Year	Number of Shares
2022	372
2023	372
2024	71,205
2025	35,789
Total	107,738

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
This discussion and analysis of our financial condition and results of operations is intended to assist in understanding and assessing the trends and significant changes in our results of operations and financial condition during the period covered by this report. Historical results may not be indicative of future performance. This discussion includes forward-looking statements that reflect our plans, estimates and beliefs. Such statements involve risks and uncertainties. Our actual results may differ materially from those contemplated by these forward-looking statements as a result of various factors, including those set forth under the headings “Risk Factors” and “Cautionary Statement Regarding Forward-Looking Statements.” This discussion should be read in conjunction with our unaudited consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and notes thereto included in the 2021 Form 10-K. In this discussion, we use certain non-GAAP financial measures. Explanations of these non-GAAP financial measures and reconciliations to the most directly comparable GAAP financial measures are included in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Investors should not consider non-GAAP financial measures in isolation or as substitutes for financial information presented in compliance with GAAP.
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
Recent Developments
COVID-19
We did not incur significant disruptions from the COVID-19 pandemic during the three months ended December 31, 2021. However, we continue to closely monitor the impact of the pandemic on all aspects of our business, including its impact on our customers, employees, suppliers and vendors. Among the primary risks to our business from the pandemic are (i) employee absences, which could adversely affect our productivity and our ability to complete projects in accordance with our contractual obligations, and could require us to temporarily close our facilities or project sites, (ii) potential disruptions in our supply chains for raw materials or equipment, whether as a result of facility closures or otherwise, which could increase our labor and materials costs and impair our ability to manufacture HMA or the ability of our subcontractors to complete their required tasks, and (iii) the impact of the COVID-19 pandemic on our customers, which could cause these customers to cancel or delay current or prospective projects or become delinquent in their payments to us for work that we have performed. These risks materialized in varying degrees during the three months ended December 31, 2021, but none of these risks, individually or in the aggregate, have significantly impacted our operations to date. In addition, the extent to which our operations may be impacted by the COVID-19 pandemic going forward will also depend on the duration of the pandemic, the emergence of different COVID-19 variants, the efficacy and adoption rates of vaccines, and actions by government authorities to contain the outbreak or mitigate the impact of the pandemic.
Inflationary Trends
During the three months ended December 31, 2021, we continued to experience an upward trend in several inflation-sensitive inputs necessary for us to provide our products and services, including upward pressure on wages and increases in the cost of raw materials used to produce HMA and other items that are critical to our business, including fuel, concrete and steel. In addition, we experienced some disruptions from various participants in our supply chain, including subcontractors, materials suppliers and equipment manufacturers, who provide the raw materials, equipment, vehicles, construction supplies and other services we require in order to manufacture HMA and perform our construction projects. To date, we have been able to mitigate some of the effects of inflation, supply chain disruptions and labor constraints on our business by increasing prices for our products and including the anticipated cost increases in the construction projects we bid. However, we are limited in our ability to pass through increased costs for projects already in our backlog and, under those circumstances, may be unable to recoup losses or diminished profit margins by passing these costs through to our customers.

South Carolina Acquisition
On October 1, 2021, we acquired King Asphalt, Inc. The acquisition established the Company's first platform company in South Carolina and added three HMA plants in the Greenville, South Carolina metro area. For further discussion regarding this transaction, see Note 4 - Business Acquisitions to the unaudited consolidated financial statements included elsewhere in this report.
Florida Acquisition
On October 18, 2021, we acquired the operations of J. Miller Construction Inc. The acquisition further enhances the Company’s vertical integration of construction services and supplements the Company’s capabilities in the greater Pensacola, Florida market area. For further discussion regarding this transaction, see Note 4 - Business Acquisitions to the unaudited consolidated financial statements included elsewhere in this report.
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
The following table presents a reconciliation of net income, the most directly comparable measure calculated in accordance with GAAP, to Adjusted EBITDA and the calculation of Adjusted EBITDA Margin for the periods presented (in thousands, except percentages):

	For the Three Months Ended December 31,
	2021	2020
Net income	$5,511	$7,871
Interest expense, net	1,264	468
Provision for income taxes	1,800	2,680
Depreciation, depletion, accretion and amortization	15,903	11,094
Equity-based compensation expense	1,504	395
Management fees and expenses (1)	375	617
Settlement of legal claim and associated legal expenses (2)	—	366
Adjusted EBITDA	$26,357	$23,491
Revenues	$284,964	$190,929
Adjusted EBITDA Margin	9.2%	12.3%
(1)Reflects fees and reimbursement of certain out-of-pocket expenses under a management services agreement with SunTx Capital Partners, the Company’s controlling stockholder (see Note 12 - Related Parties to the unaudited consolidated financial statements included elsewhere in this report).
(2)Reflects legal expenses associated with a settlement agreement entered into in April 2021 unrelated to the Company's core operations.

The following table presents a reconciliation of net income, the most directly comparable measure calculated in accordance with GAAP, to adjusted net income for the periods presented (in thousands):

	For the Three Months Ended December 31,
	2021	2020
Net income	$5,511	$7,871
Settlement of legal claim and associated legal expenses (1)	—	366
Tax impact due to above reconciling items	$—	$(92)
Adjusted net income	$5,511	$8,145

(1)Reflects legal expenses associated with a settlement agreement entered into in April 2021 unrelated to the Company's core operations.
Results of Operations
Three Months Ended December 31, 2021 Compared to Three Months Ended December 31, 2020
The following table sets forth selected financial data for the three months ended December 31, 2021 and December 31, 2020 (unaudited in thousands, except percentages):

					Change From the Three Months Ended
	For the Three Months Ended December 31,				December 31, 2020
					to the Three Months Ended
	2021		2020		December 31, 2021
	Dollars	% of Revenues	Dollars	% of Revenues	$ Change	% Change
Revenues	$284,964	100.0%	$190,929	100.0%	$94,035	49.3%
Cost of revenues	252,000	88.4%	160,335	84.0%	91,665	57.2%
Gross profit	32,964	11.6%	30,594	16.0%	2,370	7.7%
General and administrative expenses	(24,946)	(8.8)%	(20,084)	(10.5)%	(4,862)	24.2%
Gain on sale of equipment, net	441	0.2%	333	0.2%	108	32.4%
Operating income	8,459	3.0%	10,843	5.7%	(2,384)	(22.0)%
Interest expense, net	(1,264)	(0.4)%	(468)	(0.2)%	(796)	170.1%
Other income	116	—%	165	—%	(49)	(29.7)%
Income before provision for income taxes and earnings from investment in joint venture	7,311	2.6%	10,540	5.5%	(3,229)	(30.6)%
Provision for income taxes	1,800	0.6%	2,680	1.4%	(880)	(32.8)%
Earnings from investment in joint venture	—	—%	11	—%	(11)	(100.0)%
Net income	$5,511	1.9%	$7,871	4.1%	$(2,360)	(30.0)%
Adjusted EBITDA	$26,357	9.2%	$23,491	12.3%	$2,866	12.2%
Adjusted net income	$5,511	1.9%	$8,145	4.3%	$(2,634)	(32.3)%

Revenues. Revenues for the three months ended December 31, 2021 increased $94.1 million, or 49.3%, to $285.0 million from $190.9 million for the three months ended December 31, 2020. The increase included $37.8 million of revenues attributable to acquisitions completed subsequent to December 31, 2020 and an increase of approximately $56.3 million of revenues in our existing markets from contract work and sales of HMA and aggregates to third parties.
Gross Profit. Gross profit for the three months ended December 31, 2021 increased $2.4 million, or 7.7%, to $33.0 million from $30.6 million for the three months ended December 31, 2020. The increase in gross profit was primarily the result of the 49.3%

increase in revenue in the three months ended December 31, 2021 compared to the three months ended December 31, 2020. The lower gross profit margin was due to (i) lower profit margins on the projects we assumed in connection with acquisitions completed during the three months ended December 31, 2021 and the fiscal year ended September 30, 2021, and (ii) continued lower margins due to increases in the costs of raw materials, fuel, labor and trucking, and supply chain issues.

General and Administrative Expenses. General and administrative expenses for the three months ended December 31, 2021 increased $4.8 million, or 24.2%, to $24.9 million from $20.1 million for the three months ended December 31, 2020. The increase was primarily the result of (i) a $1.1 million increase in equity-based compensation expense, (ii) a $2.3 million increase attributable to general and administrative expenses associated with the businesses acquired subsequent to December 31, 2020, and (iii) a $1.2 million increase in other professional fees, primarily driven by expenses incurred in support of acquisition activities, information technology expenses and increased accounting and consulting fees.
Interest Expense, Net. Interest expense, net for the three months ended December 31, 2021 increased $0.8 million, or 170.1%, to $1.3 million compared to $0.5 million for the three months ended December 31, 2020. The increase in interest expense was due to an increase in the average principal debt balance outstanding during the three months ended December 31, 2021 compared to the corresponding period in 2020.
Provision for Income Taxes. Our effective tax rate decreased to 24.6% for the three months ended December 31, 2021, from 25.4% for the three months ended December 31, 2020. Our lower effective tax rate during the three months ended December 31, 2021 was the result of a benefit of $0.1 million related to an amended state return filed during the period.

Net Income. Net income decreased $2.4 million, or 30.0%, to $5.5 million for the three months ended December 31, 2021, compared to $7.9 million for the three months ended December 31, 2020. The decrease in net income was a result of an increase in general and administrative expenses, partially offset by an increase in gross profit, all as described above.
Adjusted EBITDA and Adjusted EBITDA Margin. Adjusted EBITDA and Adjusted EBITDA Margin were $26.4 million and 9.2%, respectively, for the three months ended December 31, 2021, compared to $23.5 million and 12.3%, respectively, for the three months ended December 31, 2020. The increase in Adjusted EBITDA was the result of a higher gross profit and depreciation, depletion, accretion and amortization of long-lived assets, partially offset by an increase in general and administrative expenses and interest expense. The lower Adjusted EBITDA Margin was primarily a result of the increase in revenues during the period. See the description of Adjusted EBITDA and Adjusted EBITDA Margin, as well as a reconciliation of Adjusted EBITDA to net income, under the heading “How We Assess Performance of Our Business”.
Adjusted Net Income. Adjusted net income decreased $2.6 million, or 32.3%, to adjusted net income of $5.5 million for the three months ended December 31, 2021, compared to adjusted net income of $8.1 million for the three months ended December 31, 2020. The decrease in adjusted net income was primarily a result of lower gross profit and higher general and administrative expenses, all as described above.
Inflation and Price Changes
As described above under the heading “Inflationary Trends,” during the three months ended December 31, 2021, we continued to experience an upward trend in several inflation-sensitive inputs necessary for us to provide our products and services, including upward pressure on wages and increases in the cost of raw materials used to produce HMA and other items that are critical to our business. Inflation had an immaterial impact on our results of operations for the three months ended December 31, 2020 due to relatively low inflation in the United States during that period and our ability to recover increasing costs by obtaining higher prices for our products, including sale price escalator clauses in most of our public infrastructure sector contracts.

Liquidity and Capital Resources
Cash Flows Analysis
The following table sets forth our cash flows for the periods indicated (in thousands):

	For the Three Months Ended December 31,
	2021	2020
Net cash provided by (used in) operating activities, net of acquisitions	$(577)	$709
Net cash used in investing activities	(80,274)	(94,056)
Net cash provided by (used in) financing activities	67,461	(3,250)
Net change in cash and cash equivalents	$(13,390)	$(96,597)

Operating Activities
During the three months ended December 31, 2021, cash used in operating activities, net of acquisitions, was $0.6 million, primarily as a result of:
•net income of $5.5 million, including $15.9 million of depreciation, depletion, accretion and amortization of long-lived assets and equity-based compensation expense of $1.5 million;
•an increase in inventories of $2.5 million due to acquisitions and normal fluctuations in our inventory cycle;
•an increase in prepaid expenses and other current assets of $3.5 million due to the timing of payments for various insurance policies and expenses;
•a decrease in accounts payable and accrued expenses and other current liabilities of $24.2 million due to the timing of processing transactions in our accounts payable cycle; and

•a net increase in the difference between costs and estimated earnings in excess of billings on uncompleted contracts and billings in excess of costs and estimated earnings on uncompleted contracts of $5.8 million due to the timing of performing and closing projects.

During the three months ended December 31, 2020, cash provided by operating activities, net of acquisitions, was $0.7 million, primarily as a result of:

•net income of $7.9 million, including $11.1 million of depreciation, depletion, accretion and amortization of long-lived assets and equity-based compensation expense of $0.4 million;
•a decrease in contracts receivable including retainage, net, of $18.5 million due to the timing of processing transactions in our accounts receivable cycle;

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

Investing Activities
During the three months ended December 31, 2021, cash used in investing activities was $80.3 million, of which $65.9 million related to acquisitions completed in the period and $15.1 million was invested in property, plant and equipment, partially offset by $0.7 million of proceeds from the sale of equipment.
During the three months ended December 31, 2020, cash used in investing activities was $94.1 million, of which $84.1 million related to acquisitions completed in the period and $10.5 million was invested in property, plant and equipment, partially offset by $0.5 million of proceeds from the sale of equipment.

Financing Activities
During the three months ended December 31, 2021, cash provided by financing activities was $67.5 million. We received $70.0 million of proceeds from our Revolving Credit Facility, primarily used for acquisitions completed in the period. This cash flow was offset by $2.5 million of principal payments on long-term debt.
During the three months ended December 31, 2020, cash used in financing activities was $3.3 million, representing the repayment of principal on long-term debt during the period.

Credit Agreement
We and each of our subsidiaries are parties to the Credit Agreement, which provides for the Term Loan and the Revolving Credit Facility. At December 31, 2021 and September 30, 2021, we had $195.0 million and $197.5 million, respectively, of principal outstanding under the Term Loan, $90.0 million and $20.0 million, respectively, of principal outstanding under the Revolving Credit Facility, and availability of $123.7 million and $193.7 million, respectively, under the Revolving Credit Facility, including reduction for outstanding letters of credit. The obligations of our subsidiaries under the Term Loan and the Revolving Credit Facility are secured by a first priority security interest in substantially all of our assets.
The Credit Agreement requires the Company to satisfy certain financial covenants, including a minimum fixed charge coverage ratio of 1.20-to-1.00 and a maximum consolidated leverage ratio of 3.00-to-1.00, subject to certain adjustments. At December 31, 2021 and September 30, 2021, our fixed charge coverage ratio was 3.14-to-1.00 and 3.29-to-1.00, respectively, and our consolidated leverage ratio was 2.49-to-1.00 and 1.99-to-1.00, respectively.
From time to time, the Company has entered into interest rate swap agreements to hedge against the risk of changes in interest rates. At December 31, 2021 and September 30, 2021, the aggregate notional value of these interest rate swap agreements was $196.3 million and $198.3 million, respectively, and the fair value was $1.5 million and $(0.8) million, respectively, which is included within other assets, other current liabilities or other long-term liabilities on the Company’s Consolidated Balance Sheets.
For more information about the Credit Amendment, see Note 8 - Debt to the unaudited consolidated financial statements included elsewhere in this report.
Capital Requirements and Sources of Liquidity
During the three months ended December 31, 2021 and 2020, our capital expenditures were approximately $15.1 million and $10.5 million, respectively. Our capital expenditures are typically made during the same fiscal year in which they are approved. At December 31, 2021, our commitments for capital expenditures were not material to our financial condition or results of operations on a consolidated basis. For fiscal 2022, we expect total capital expenditures to be $60.0 million to $65.0 million. Our capital expenditure budget is an estimate and is subject to change.
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
We believe that our operating cash flow and available borrowings under the Credit Agreement will be sufficient to fund our operations and planned capital expenditures for at least the next 12 months. However, future cash flows are subject to a number of variables, including the potential impacts of COVID-19, and significant additional capital expenditures will be required to conduct our operations. There can be no assurance that operations and other capital resources will provide sufficient cash to maintain planned or future levels of capital expenditures. In the event that we make one or more acquisitions and the amount of capital required is greater than the amount of cash on hand we have available for acquisitions at that time, we could be required to reduce the expected level of capital expenditures and/or seek additional capital. If we seek additional capital, we may do so through borrowings under the Credit Agreement, joint ventures, asset sales, offerings of debt or equity securities or other means. However, the unprecedented public health and governmental efforts to contain the spread of COVID-19 have created significant uncertainty as to general economic conditions for fiscal 2022 and beyond, and our ability to engage in any such transactions may be constrained by economic conditions and other factors outside of our control. We cannot guarantee that additional capital will be available on acceptable terms or at all. If we are unable to obtain the funds we need, we may not be able to complete acquisitions that may be favorable to us or finance the capital expenditures necessary to conduct our operations.
Contractual Obligations
The following table summarizes our significant obligations outstanding as of December 31, 2021:

		Payments Due by Fiscal Year
	Total	2022	2023	2024	2025	2026	2027 and Thereafter
Debt obligations	$285,000	$7,500	$10,000	$11,250	$15,000	$241,250	$—
Operating leases	13,034	1,669	2,078	1,715	1,388	1,381	4,803
Purchase commitments	3,422	1,969	1,453	—	—	—	—
Royalty payments	2,340	234	196	189	137	124	1,460
Asset retirement obligations	2,805	—	—	—	—	—	2,805
Total	$306,601	$11,372	$13,727	$13,154	$16,525	$242,755	$9,068

Off-Balance Sheet Arrangements
As of December 31, 2021, the Company had aggregate letters of credit outstanding in the amount of $11.3 million, future purchase commitments of $3.4 million for diesel fuel and $2.3 million of minimum royalty payments related to aggregates facilities. Other than the letters of credit, future purchase commitments and minimum royalty payments, we do not currently have any off-balance sheet arrangements that have, or are reasonably likely to have, a material current or future effect on our financial condition, changes in our financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources. See Note 17 - Commitments to our unaudited consolidated financial statements included elsewhere in this report for additional information.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Commodity Price Risk
We are subject to commodity price risk with respect to price changes in liquid asphalt and energy, including fossil fuels and electricity for aggregates and asphalt paving mix production, natural gas for HMA production and diesel fuel for distribution vehicles and production-related mobile equipment. In order to manage or reduce commodity price risk, we monitor the costs of these commodities at the time of bid and price them into our contracts accordingly. Furthermore, liquid asphalt escalator provisions in most of our public contracts, and in some of our private and commercial contracts, limit our exposure to price fluctuations in this commodity. In addition, we enter into various firm purchase commitments, with terms generally less than 18 months, for certain raw materials.
Our risk management activities also include the use of financial derivative instruments. We have entered into fuel swap and natural gas swap contracts to mitigate the financial impact of fluctuations in commodity prices. We do not enter into commodity swap contracts for speculative or trading purposes. These fuel and natural gas swap contracts provide a fixed price for less than 50% of our estimated fuel and natural gas usage for the remainder of fiscal year 2022 and part of fiscal year 2023.

The table below provides information about the Company’s swap contracts that are sensitive to changes in commodity prices, specifically diesel fuel and natural gas, as of December 31, 2021.

	Carrying Amount	Fair Value
Fuel swap contracts (1)
Contract volumes (1,000 gallons)	1,596
Weighted average price (per gallon)	1.38
Contract amount (in thousands)	$1,543	$1,543

Natural gas swap contracts (1)
Contract volumes (1,000 MMBTU)	90
Weighted average price (per MMBTU)	3.70
Contract amount (in thousands)	$(7)	$(7)

(1) See also Note 15 - Investment in Derivative Instruments and Note 16 - Fair Value Measurements to the unaudited consolidated financial statements included in this report.
Interest Rate Risk
We are exposed to interest rate risk on certain of our short- and long-term debt obligations used to finance our operations and acquisitions. We have LIBOR-based floating rate borrowings under the Credit Agreement, which expose us to variability in interest payments due to changes in the reference interest rates. From time to time, we use derivative instruments as hedges against the impact of interest rate changes on future earnings and cash flows. We do not enter into such derivative instruments for speculative or trading purposes. At December 31, 2021, we had a total of $285.0 million of variable rate borrowings outstanding. Holding other factors constant and absent the interest rate swap agreements described above, a hypothetical 1% change in our borrowing rates would result in a $2.9 million change in our annual interest expense based on our variable rate debt at December 31, 2021.
The following table presents the future principal payment obligations, interest payments, and fair values associated with the Company’s debt instruments assuming the Company’s actual level of variable rate debt as of December 31, 2021 (in thousands).

	For the Fiscal Year Ending September 30,							Fair
	2022	2023	2024	2025	2026	Thereafter	Total	Value
Debt obligations
Term loan	$7,500	$10,000	$11,250	$15,000	$151,250	$—	$195,000	$195,000
Revolving credit facility	—	—	—	—	90,000	—	90,000	90,000
Interest payments (1)	2,763	4,293	4,132	3,915	2,787	—

(1) Represents projected interest payments using the Company’s December 2021 LIBOR-based floating rate of 1.59%.
The notional amount of the Company’s outstanding interest rate swap contracts at December 31, 2021 was $196.3 million. The maturity dates of outstanding interest rate swap contracts range from June 2022 to June 2026. The fair value of outstanding interest rate swap contracts was $1.5 million as of December 30, 2021. See also Note 15 - Investment in Derivative Instruments and Note 16 - Fair Value Measurements to the unaudited consolidated financial statements included in this report.
Inflation Risk
We are subject to the effects of inflation through wage pressures, increases in the cost of raw materials used to produce HMA, and increases in other items, such as fuel, concrete and steel. During the quarter ended December 31, 2021, we continued to experience an upward trend in several of these inflation-sensitive items. We seek to recover increasing costs by obtaining higher prices for our products or by including the anticipated price increases in our bids. Due to the relatively short-term duration of our construction contracts, we are generally able to reduce our exposure to price increases on new contracts, but we are limited in our ability to pass through increased costs for projects already in our backlog. Going forward, continued cost inflation in these areas may require further price adjustments to maintain profit margin, and any price increases may have a negative effect on demand.

Item 4. Controls and Procedures.
Evaluation of Disclosure Control and Procedures
Our management carried out, as of December 31, 2021, with the participation of our Chief Executive Officer and our Chief Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2021, our disclosure controls and procedures were effective to provide reasonable assurance that material information required to be disclosed by us in reports we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - Other Information
Item 1. Legal Proceedings.
Due to the nature of our business, we are involved in routine litigation or subject to other disputes or claims related to our business activities, including, among other things, (i) workers’ compensation claims, (ii) employment-related disputes and (iii) liability issues or breach of contract or tortious conduct claims in connection with the performance of services and provision of materials. We and our affiliates are also subject to government inquiries in the ordinary course of business seeking information concerning our compliance with government construction contracting requirements and various laws and regulations, the outcome of which cannot be predicted with certainty. In the opinion of our management, after consultation with legal counsel, none of the pending inquiries, litigation, disputes or claims against us, if decided adversely to us, would have a material adverse effect on our financial condition, cash flows or results of operations. There have been no material changes to the legal proceedings disclosed in the 2021 Form 10-K.

Item 1A. Risk Factors.
In addition to the other financial information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors,” in the 2021 Form 10-K that could materially affect our business, financial condition or future operating results. There have been no material changes from the information set forth in Part I, Item 1A, “Risk Factors” in the 2021 Form 10-K. The risks described in the 2021 Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Unregistered Sales of Equity Securities
The Company did not sell any of its equity securities during the period covered by this report that were not registered under the Securities Act.
Issuer Purchases of Equity Securities
During the period covered by this report, the Company did not purchase any of its equity securities that are registered under Section 12 of the Exchange Act.

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
4.2
Registration Rights Agreement, dated June 8, 2007, by and among Construction Partners, Inc. (f/k/a SunTx CPI Growth Company, Inc.) and certain security holders party thereto (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-1 (File No. 333-224174) filed on April 6, 2018)

10.1
First Amendment to Second Amended and Restated Credit Agreement, dated as of October 1, 2021, by and among Construction Partners, Inc. and each of its wholly owned subsidiaries, as borrowers, the Lenders party thereto, and BBVA USA, as Administrative Agent, L/C Issuer and an Arranger (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-38479) filed on October 4, 2021)

10.2
Form of LTIP-B (Performance Stock Unit) Award Agreement under the Construction Partners, Inc. 2018 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-38479) filed on January 5, 2022)

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

CONSTRUCTION PARTNERS, INC.

Date: February 4, 2022	By:	/s/ Fred J. Smith, III
Fred J. Smith, III
President, Chief Executive Officer and Director

Date: February 4, 2022	By:	/s/ R. Alan Palmer
R. Alan Palmer
Executive Vice President and Chief Financial Officer