Form 10-Q
period 2022-03-31
Construction Partners, Inc.
filed 2022-05-06
CIK 1718227

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒
As of May 4, 2022, the registrant had 41,192,039 shares of Class A common stock, $0.001 par value, and 11,352,915 shares of Class B common stock, $0.001 par value, outstanding.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CONSTRUCTION PARTNERS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	March 31,	September 30,
	2022	2021
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$29,608	$57,251
Restricted cash	1,721	—
Contracts receivable including retainage, net	170,739	158,170
Costs and estimated earnings in excess of billings on uncompleted contracts	24,409	23,023
Inventories	69,500	53,792
Prepaid expenses and other current assets	17,982	7,790
Total current assets	313,959	300,026
Property, plant and equipment, net	454,630	404,832
Operating lease right-of-use assets	11,508	6,535
Goodwill	132,789	85,422
Intangible assets, net	3,986	4,163
Investment in joint venture	108	108
Restricted investments	6,203	—
Other assets	14,392	5,534
Total assets	$937,575	$806,620
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$87,323	$86,390
Billings in excess of costs and estimated earnings on uncompleted contracts	46,441	33,719
Current portion of operating lease liabilities	2,078	1,395
Current maturities of long-term debt	10,000	10,000
Accrued expenses and other current liabilities	16,832	26,459
Total current liabilities	162,674	157,963
Long-term liabilities:
Long-term debt, net of current maturities and deferred debt issuance costs	317,303	206,175
Operating lease liabilities, net of current portion	9,631	5,302
Deferred income taxes, net	19,527	17,362
Other long-term liabilities	13,338	10,919
Total long-term liabilities	359,799	239,758
Total liabilities	522,473	397,721
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $0.001; 10,000,000 shares authorized at March 31, 2022 and September 30, 2021 and no shares issued and outstanding	—	—
Class A common stock, par value $0.001; 400,000,000 shares authorized, 41,193,222 shares issued and 41,192,039 outstanding at March 31, 2022 and 36,600,639 issued and outstanding at September 30, 2021	41	37
Class B common stock, par value $0.001; 100,000,000 shares authorized, 14,275,867 shares issued and 11,352,915 outstanding at March 31, 2022 and 18,614,791 shares issued and 15,691,839 outstanding at September 30, 2021	15	19
Additional paid-in capital	251,817	248,571
Treasury stock, at cost, 1,183 shares of Class A common stock, par value $0.001	(39)	—
Treasury stock, at cost, 2,922,952 shares of Class B common stock, par value $0.001	(15,603)	(15,603)
Accumulated other comprehensive income (loss), net	6,880	(23)
Retained earnings	171,991	175,898
Total stockholders’ equity	415,102	408,899
Total liabilities and stockholders’ equity	$937,575	$806,620

See notes to consolidated financial statements (unaudited).

CONSTRUCTION PARTNERS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited in thousands, except share and per share data)

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2022	2021	2022	2021
Revenues	$243,385	$179,112	$528,349	$370,041
Cost of revenues	230,888	161,040	482,888	321,375
Gross profit	12,497	18,072	45,461	48,666
General and administrative expenses	(25,000)	(24,475)	(49,946)	(44,559)
Gain on sale of equipment, net	1,014	9	1,455	342
Operating income (loss)	(11,489)	(6,394)	(3,030)	4,449
Interest expense, net	(859)	(298)	(2,123)	(766)
Other income	43	244	159	409
Income (loss) before provision for income taxes and earnings from investment in joint venture	(12,305)	(6,448)	(4,994)	4,092
Provision for income taxes	(2,887)	(1,513)	(1,087)	1,167
Earnings from investment in joint venture	—	—	—	11
Net income (loss)	(9,418)	(4,935)	(3,907)	2,936
Other comprehensive income, net of tax
Unrealized gain on interest rate swap contract, net	5,580	—	7,025	—
Unrealized loss on restricted investments, net	(122)	—	(122)	—
Other comprehensive income	5,458	—	6,903	—
Comprehensive income (loss)	$(3,960)	$(4,935)	$2,996	$2,936

Net income (loss) per share attributable to common stockholders:
Basic	$(0.18)	$(0.10)	$(0.08)	$0.06
Diluted	$(0.18)	$(0.10)	$(0.08)	$0.06

Weighted average number of common shares outstanding:
Basic	51,793,443	51,686,652	51,744,052	51,586,846
Diluted	51,793,443	51,686,652	51,744,052	51,673,582

See notes to consolidated financial statements (unaudited).

CONSTRUCTION PARTNERS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(unaudited in thousands, except share data)

	For the six months ended March 31, 2022
	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss), net	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
September 30, 2021	36,600,639	$37	18,614,791	$19	$248,571	$(15,603)	$175,898	$(23)	$408,899
Net income	—	—	—	—	—	—	5,511	—	5,511
Equity-based compensation expense	—	—	—	—	1,504	—	—	—	1,504
Issuance of stock awards	145,921	—	—	—	—	—	—	—	—
Purchase of treasury stock	—	—	—	—	—	(39)	—	—	(39)
Other comprehensive income	—	—	—	—	—	—	—	1,445	1,445
Conversion of Class B common stock to Class A common stock	4,338,924	4	(4,338,924)	(4)	—	—	—	—	—
December 31, 2021	41,085,484	$41	14,275,867	$15	$250,075	$(15,642)	$181,409	$1,422	$417,320
Net income (loss)	—	—	—	—	—	—	(9,418)	—	(9,418)
Equity-based compensation expense	—	—	—	—	1,742	—	—	—	1,742
Issuance of stock awards	107,738	—	—	—	—	—	—	—	—
Other comprehensive income	—	—	—	—	—	—	—	5,458	5,458
March 31, 2022	41,193,222	$41	14,275,867	$15	$251,817	$(15,642)	$171,991	$6,880	$415,102

	For the six months ended March 31, 2021
	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss), net	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
September 30, 2020	33,875,884	$34	20,828,813	$21	$245,022	$(15,603)	$155,721	$—	$385,195
Net income	—	—	—	—	—	—	7,871	—	7,871
Equity-based compensation expense	—	—	—	—	395	—	—	—	395
December 31, 2020	33,875,884	$34	20,828,813	$21	$245,417	$(15,603)	$163,592	$—	$393,461
Net income	—	—	—	—	—	—	(4,935)	—	(4,935)
Conversion of Class B common stock to Class A common stock	1,332,952	1	(1,332,952)	(1)	—	—	—	—	—
Equity-based compensation expense	—	—	—	—	460	—	—	—	460
Issuance of stock awards	510,733	—	—	—	—	—	—	—	—
March 31, 2021	35,719,569	$35	19,495,861	$20	$245,877	$(15,603)	$158,657	$—	$388,986

See notes to consolidated financial statements (unaudited).

CONSTRUCTION PARTNERS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited in thousands)

	For the Six Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net income (loss)	$(3,907)	$2,936
Adjustments to reconcile net income to net cash, cash equivalents and restricted cash provided by operating activities:
Depreciation, depletion, accretion and amortization of long-lived assets	33,047	23,385
Amortization of deferred debt issuance costs and debt discount	128	127
Unrealized gain on derivative instruments	(2,130)	(2,377)
Provision for bad debt	130	361
Gain on sale of equipment, net	(1,455)	(342)
Equity-based compensation expense	3,246	855
Earnings from investment in joint venture	—	(11)
Distribution of earnings from investment in joint venture	—	100
Deferred income tax benefit	(245)	—
Other non-cash adjustments	39	(24)
Changes in operating assets and liabilities, net of acquisition:
Contracts receivable including retainage	(3,821)	6,263
Costs and estimated earnings in excess of billings on uncompleted contracts	(1,261)	(9,802)
Inventories	(13,665)	(3,482)
Prepaid expenses and other current assets	(8,150)	(4,343)
Other assets	350	(1,275)
Accounts payable	(2,426)	(2,464)
Billings in excess of costs and estimated earnings on uncompleted contracts	12,304	(7,261)
Accrued expenses and other current liabilities	(11,957)	(8)
Other long-term liabilities	3,067	(240)
Net cash provided by operating activities, net of acquisitions	3,294	2,398
Cash flows from investing activities:
Purchases of property, plant and equipment	(34,703)	(26,898)
Proceeds from sale of equipment	3,777	927
Business acquisitions, net of cash acquired	(102,893)	(84,494)
Purchase of restricted investments	(6,358)	—
Net cash used in investing activities	(140,177)	(110,465)
Cash flows from financing activities:
Proceeds from revolving credit facility	116,000	—
Repayments of long-term debt	(5,000)	(6,500)
Purchase of treasury stock	(39)	—
Net cash provided by (used in) financing activities	110,961	(6,500)
Net change in cash and cash equivalents	(25,922)	(114,567)
Cash, cash equivalents and restricted cash:
Cash, cash equivalents and restricted cash, beginning of period	57,251	148,316
Cash, cash equivalents and restricted cash, end of period	$31,329	$33,749

Supplemental cash flow information:
Cash paid for interest	$3,375	$1,303
Cash paid for income taxes	$1,076	$3,318
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$5,983	$615
Cash paid for operating lease liabilities	$1,144	$1,234
Non-cash items:
Property, plant and equipment included with accounts payable at period end	$1,042	$1,663
Non-compete agreements to seller in business combination	$—	$1,700
Amounts payable to seller in business combination	$600	$250
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

Management’s Estimates
The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the recorded amounts of assets, liabilities, stockholders’ equity, revenues and expenses during the reporting period, and the disclosure of contingent liabilities at the date of the consolidated financial statements. Estimates are used in accounting for items such as recognition of revenues and cost of revenues, marketable securities, mineral reserves, goodwill and other intangible assets, business acquisition accounting estimates, valuation of operating lease right-of-use assets, allowance for doubtful accounts, valuation allowances related to income taxes, accruals for potential liabilities related to lawsuits or insurance claims, asset retirement obligations, the fair value of derivative instruments and the fair value of equity-based compensation awards. Estimates are continually evaluated based on historical information and actual experience; however, actual results could differ from these estimates.
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
Restricted Cash
Restricted cash represents cash held in a fiduciary capacity by the Captive for the payment of casualty insurance claims for the Company's subsidiaries. The Company had restricted cash of $1.7 million and $0.0 million at March 31, 2022 and September 30, 2021, respectively.
Restricted Investments
The Company's restricted investments consist of debt securities, which are held in a fiduciary capacity by the Captive for the payment of casualty insurance claims for the Company's subsidiaries. The Company determines the classification of its securities at the time of purchase and re-evaluates the determination at each balance sheet date. The Company has classified these securities as available-for-sale. As a result, these securities are carried at their fair value based on quoted market prices. Unrealized gains and losses are reported as components of accumulated other comprehensive income (loss), net. These securities have been classified as non-current assets, based on their respective maturity dates. The Company had restricted investments of $6.2 million and $0.0 million at March 31, 2022 and September 30, 2021, respectively.
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
Concentration of Risks
Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of contracts receivable including retainage. In the normal course of business, the Company provides credit to its customers and does not generally require collateral. The Company monitors concentrations of credit risk associated with these receivables on an ongoing basis. The Company has not historically experienced significant credit losses, due primarily to management’s assessment of customers’ credit ratings. The Company principally deals with recurring customers, state and local governments and well-known local companies whose reputations are known to management. The Company performs credit checks for significant new customers and generally requires progress payments for significant projects. The Company generally has the ability to file liens against the property if payments are not made on a timely basis. No single customer accounted for more than 10% of the Company’s contracts receivable including retainage, net balance at March 31, 2022 or September 30, 2021.
Projects performed for various departments of transportation accounted for 30.8% and 26.1% of consolidated revenues for the three months ended March 31, 2022 and 2021, respectively, and for 32.3% and 27.0% of consolidated revenues for the six months ended March 31, 2022 and 2021, respectively. Customers that accounted for more than 10% of consolidated revenues during the three and six months ended March 31, 2022 and 2021 are presented below:

	% of Consolidated Revenues
	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2022	2021	2022	2021
Florida Department of Transportation	12.5%	9.5%	11.2%	9.1%
Revenues from Contracts with Customers
The Company derives revenues from contracts with its customers, predominantly by performing construction services for both public and private infrastructure projects, with an emphasis on highways, roads, bridges, airports and commercial and residential developments. These projects are performed for a mix of federal, state, municipal and private customers. In addition, the Company generates revenues from the sale of construction materials, including HMA, aggregates, liquid asphalt and ready-mix concrete, to third-party public and private customers pursuant to contracts with those customers. The following table reflects, for the periods presented, (i) revenues generated from public infrastructure construction projects and the sale of construction materials to public customers and (ii) revenues generated from private infrastructure construction projects and the sale of construction materials to private customers.

	% of Consolidated Revenues
	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2022	2021	2022	2021
Private	42.1%	41.8%	40.5%	41.2%
Public	57.9%	58.2%	59.5%	58.8%
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
The Company’s financial instruments include cash and cash equivalents, restricted cash, contracts receivable including retainage, accounts payable and accrued expenses reflected as current assets and current liabilities on its Consolidated Balance Sheets at March 31, 2022 and September 30, 2021. Due to the short-term nature of these instruments, management considers their carrying value to approximate their fair value.
The Company also has debt securities reflected as restricted investments on its Consolidated Balance Sheets at March 31, 2022 and September 30, 2021. These investments are adjusted to fair value at each balance sheet date based on quoted prices which are considered Level 1 inputs.
The Company also has a Term Loan and a Revolving Credit Facility, as defined and further described in Note 8 - Debt. The carrying value of amounts outstanding under these credit facilities is reflected as long-term debt, net of current maturities and current maturities of long-term debt on the Company’s Consolidated Balance Sheets at March 31, 2022 and September 30, 2021. Due to the variable rate or short-term nature of these instruments, management considers their carrying value to approximate their fair value.
The Company also has derivative instruments. The fair value of commodity and interest rate swaps are based on forward and spot prices, as described in Note 16 - Fair Value Measurements.
Level 3 fair values are used to value acquired mineral reserves and leased mineral interests. The fair values of mineral reserves and leased mineral interests are determined using an excess earnings approach, which requires management to estimate future cash flows. The estimate of future cash flows is based on available historical information and forecasts determined by management but is inherently uncertain. Key assumptions in estimating future cash flows include sales price, volumes and expected profit margins, net of capital requirements. The present value of the projected net cash flows represents the fair value assigned to mineral reserves and mineral interests. The discount rate is a significant assumption used in the valuation model and is based on the required rate of return that a hypothetical market participant would assume if purchasing the acquired business.
Management applies fair value measurement guidance to its impairment analysis for tangible and intangible assets, including goodwill.

Comprehensive Income
The Company reports comprehensive income in its Consolidated Statements of Comprehensive Income and Consolidated Statements of Stockholders’ Equity. Comprehensive income comprises two subsets: net income and other comprehensive income (OCI). OCI includes adjustments for changes in fair value of an interest rate swap contract derivative and debt securities. For additional information about comprehensive income, see Note 18 - Other Comprehensive Income.

Note 3 - Accounting Standards
New Accounting Pronouncements

In December 2019, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2019-12, “Simplifying the Accounting for Income Taxes,” which adds new guidance to simplify the accounting for income taxes and changes the accounting for certain income tax transactions. The new standard is effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company adopted this guidance effective October 1, 2021 as required and noted no material impact to the Company's consolidated financial statements.
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

Note 4 - Business Acquisitions
On March 7, 2022, the Company acquired substantially all of the assets of Southern Asphalt, Inc., an asphalt paving company headquartered in Burgaw, North Carolina. The transaction provides access to the Wilmington, North Carolina metro area market. On March 18, 2022, the Company acquired substantially all of the assets of GAC Contractors, Inc., an asphalt paving, grading and sitework company headquartered in Panama City, Florida. The transaction enhances the Company's operational resources and capabilities in the growing Panama City, Florida market area.
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
These acquisitions were accounted for as business combinations in accordance with FASB Accounting Standards Codification Topic 805 Business Combinations ("ASC"). The Company consulted with independent third parties to assist in the valuation process. The Company expects to finalize these values as soon as practicable and no later than one year from the acquisition date. Identifiable tangible assets acquired and liabilities assumed were recorded at their estimated fair values based on the methodology described under "Fair Value Measurements" in Note 2 - Significant Accounting Policies. The amount of the purchase price exceeding the net fair value of identifiable assets acquired and liabilities assumed was recorded as provisional goodwill in the amount of approximately $46.4 million, which is deductible for income tax purposes. Goodwill primarily represents the assembled work force and synergies expected to result from the acquisition. Upon finalizing the accounting for these transactions, management expects to ascribe value to other identifiable intangible assets, including customer relationships and customer backlog, which will reduce the provisional amount allocated to goodwill.
Total consideration for these four acquisitions was $104.7 million, of which $104.1 million has been paid with cash as of March 31, 2022. These acquisitions were funded with borrowings under the Company's Revolving Credit Facility. The total consideration has been provisionally allocated as follows: $1.2 million of cash and cash equivalents, $8.9 million of contracts receivable including retainage, net, $0.1 million of costs and estimated earnings in excess of billings on uncompleted contracts, $2.0 million of inventory, $0.5 million of prepaid expenses and other current assets, $2.8 million of accounts payable, $0.4 million of billings in excess of costs and estimated earnings on uncompleted contracts, $1.2 million of accrued expenses and other current liabilities, $50.0 million of property, plant and equipment and $46.4 million of goodwill.
Combined Acquisitions During the Three Months and Six Months Ended March 31, 2022
The Consolidated Statements of Comprehensive Income includes $15.2 million of revenue and $1.0 million of net loss attributable to the operations of these acquisitions for the three months ended March 31, 2022 and $29.8 million of revenue and $1.3 million of net loss attributable to the operations of these acquisitions for the six months ended March 31, 2022 from their respective acquisition dates. The Company recorded certain costs to effect the acquisitions as they were incurred, which are reflected in general and administrative expenses on the Company’s Consolidated Statements of Comprehensive Income in the amount of $0.2 million for the three months ended March 31, 2022 and $0.4 million for the six months ended March 31, 2022.

The following presents pro forma revenues and net income as though the acquisitions had occurred on October 1, 2020 (unaudited, in thousands):

	For the Three Months Ended March 31,
	2022	2021
Pro forma revenues	$271,322	$222,760
Pro forma net income	$(8,180)	$(3,335)

	For the Six Months Ended March 31,
	2022	2021
Pro forma revenues	$583,301	$457,765
Pro forma net income	$(1,479)	$6,352
Pro forma financial information is presented as if the acquired operations had been included in the consolidated results of the Company since October 1, 2020, and gives effect to transactions that are directly attributable to the acquisitions, including adjustments to:
(a)Include the pro forma results of operations of the acquisitions for the three and six months ended March 31, 2022 and 2021.

(b)Include additional depreciation and depletion expense related to the fair value of acquired property, plant and equipment and reserves at aggregates facilities, as applicable, as if such assets were acquired on October 1, 2020 and consistently applied to the Company’s depreciation and depletion methodologies.

(c)Include interest expense under the Term Loan as if the funds borrowed to finance the purchase prices were borrowed on October 1, 2020. Interest expense calculations further assume that no principal payments were made during the period from October 1, 2020 through March 31, 2022, and that the interest rate in effect on the date the Company made the acquisitions was in effect for the period from October 1, 2020 through March 31, 2022.

(d)Exclude $0.4 million of acquisition-related expenses from the three and six months ended March 31, 2022, as though such expenses were incurred prior to the pro forma acquisition date of October 1, 2020.

Pro forma information is presented for informational purposes and may not be indicative of revenue or net income that would have been achieved if these acquisitions had occurred on October 1, 2020.
Provisional Accounting
In July 2021, the Company acquired a HMA contracting company and related entities, all headquartered in Cullman, Alabama. In August 2021, the Company acquired a crushed stone and aggregates facility located near Goldston, North Carolina. As of March 31, 2022, there have been no material adjustments to the September 30, 2021 provisional accounting for either acquisition.

Note 5 - Contracts Receivable Including Retainage, net
Contracts receivable including retainage, net consisted of the following at March 31, 2022 and September 30, 2021 (in thousands):

	March 31, 2022	September 30, 2021
	(unaudited)
Contracts receivable	$143,583	$132,456
Retainage	29,242	27,640
	172,825	160,096
Allowance for doubtful accounts	(2,086)	(1,926)
Contracts receivable including retainage, net	$170,739	$158,170

Retainage receivables have been billed, but are not due until contract completion and acceptance by the customer.

Note 6 - Contract Assets and Liabilities
Costs and estimated earnings compared to billings on uncompleted contracts at March 31, 2022 and September 30, 2021 consisted of the following (in thousands):

	March 31, 2022	September 30, 2021
	(unaudited)
Costs on uncompleted contracts	$1,239,920	$1,058,434
Estimated earnings to date on uncompleted contracts	120,673	110,430
	1,360,593	1,168,864
Billings to date on uncompleted contracts	(1,382,625)	(1,179,560)
Net billings in excess of costs and estimated earnings on uncompleted contracts	$(22,032)	$(10,696)

Significant changes to balances of costs and estimated earnings in excess of billings (contract asset) and billings in excess of costs and estimated earnings (contract liability) on uncompleted contracts from September 30, 2021 to March 31, 2022 are presented below (in thousands):

	Costs and Estimated Earnings in Excess of Billings on Uncompleted Contracts	Billings in Excess of Costs and Estimated Earnings on Uncompleted Contracts	Net Billings in Excess of Costs and Estimated Earnings on Uncompleted Contracts
September 30, 2021	$23,023	$(33,719)	$(10,696)
Changes in revenue billed, contract price or cost estimates	1,386	(12,722)	(11,336)
March 31, 2022 (unaudited)	$24,409	$(46,441)	$(22,032)

At March 31, 2022, the Company had unsatisfied or partially unsatisfied performance obligations under construction project contracts representing approximately $985.9 million in aggregate transaction price. The Company expects to earn revenue as it satisfies its performance obligations under those contracts in the amount of approximately $577.1 million during the remainder of the fiscal year ending September 30, 2022 and $408.8 million thereafter.

Note 7 - Property, Plant and Equipment
Property, plant and equipment at March 31, 2022 and September 30, 2021 consisted of the following (in thousands):

	March 31, 2022	September 30, 2021
	(unaudited)
Construction equipment	$377,311	$333,966
Plants	153,140	143,172
Mineral reserves	86,920	$86,556
Land and improvements	61,547	53,415
Buildings	29,720	27,163
Furniture and fixtures	6,639	6,426
Leasehold improvements	1,230	1,230
Total property, plant and equipment, gross	716,507	651,928
Accumulated depreciation, depletion and amortization	(275,953)	(250,803)
Construction in progress	14,076	3,707
Total property, plant and equipment, net	$454,630	$404,832

Depreciation, depletion and amortization expense related to property, plant and equipment was $17.0 million and $12.2 million for the three months ended March 31, 2022 and 2021, respectively, and $32.8 million and $23.2 million for the six months ended March 31, 2022 and 2021, respectively.

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
The Company maintains credit facilities to finance acquisitions, to fund the purchase of real estate, construction equipment, plants and other fixed assets, and for general working capital purposes. Debt at March 31, 2022 and September 30, 2021 consisted of the following (in thousands):

	March 31, 2022	September 30, 2021
	(unaudited)
Long-term debt:
Term Loan	$192,500	$197,500
Revolving Credit Facility	136,000	20,000
Total long-term debt	328,500	217,500
Deferred debt issuance costs	(1,197)	(1,325)
Current maturities of long-term debt	(10,000)	(10,000)
Long-term debt, net of current maturities	$317,303	$206,175

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
Conversion of Class B Common Stock to Class A Common Stock
During the six months ended March 31, 2022, certain stockholders of the Company converted a total of 4,338,924 shares of Class B common stock into shares of Class A common stock on a one-for-one basis. As of March 31, 2022, there were 41,192,039 shares of Class A common stock and 11,352,915 shares of Class B common stock outstanding.
Treasury Stock
During the six months ended March 31, 2022, the Company received a total of 1,183 shares of Class A common stock from employees for reimbursement of income taxes paid by the Company on behalf of these employees related to the vesting of restricted stock awards.
Restricted Stock Awards
During the six months ended March 31, 2022, the Company awarded a total of 253,659 restricted shares of Class A common stock to certain directors, officers and employees of the Company under the Construction Partners, Inc. 2018 Equity Incentive Plan (the “Equity Incentive Plan”).
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

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2022	2021	2022	2021
Numerator
Net income (loss) attributable to common stockholders	$(9,418)	$(4,935)	$(3,907)	$2,936
Denominator
Weighted average number of common shares outstanding, basic	51,793,443	51,686,652	51,744,052	51,586,846
Net income (loss) per common share attributable to common stockholders, basic	$(0.18)	$(0.10)	$(0.08)	$0.06

The following table summarizes the calculation of the weighted-average number of diluted common shares outstanding and the calculation of diluted earnings per share for the periods presented (unaudited in thousands, except share and per share amounts):

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2022	2021	2022	2021
Numerator
Net income (loss) attributable to common stockholders	$(9,418)	$(4,935)	$(3,907)	$2,936
Denominator
Weighted average number of basic common shares outstanding, basic	51,793,443	51,686,652	51,744,052	51,586,846
Effect of dilutive securities:
Restricted stock grants under 2018 Equity Incentive Plan	—	—	—	86,736
Weighted average number of diluted common shares outstanding	51,793,443	51,686,652	51,744,052	51,673,582
Net income (loss) per diluted common share attributable to common stockholders	$(0.18)	$(0.10)	$(0.08)	$0.06

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
The Company’s effective income tax rate for the three months ended March 31, 2022 and 2021 was 23.5% and 23.5%, respectively. The Company’s effective tax rate for the six months ended March 31, 2022 and 2021 was 21.8% and 28.4%, respectively. The changes in the Company's effective rates are due to differences in state tax rates at its operating subsidiaries.

Note 12 - Related Parties
On December 31, 2017, the Company sold an indirect wholly owned subsidiary to an immediate family member of an executive officer of the Company (“Purchaser of Subsidiary”) in consideration for a note receivable in the amount of $1.0 million, which approximated the net book value of the disposed entity. At March 31, 2022, $0.1 million and $0.4 million was reflected on the Company’s Consolidated Balance Sheets within other current assets and other assets, respectively, representing the remaining balances on this note receivable. In connection with this transaction, the Company also received a note receivable from the disposed entity (“Disposed Entity”) on December 31, 2017 in the amount of $1.0 million representing certain accounts payable of the Disposed Entity that were paid by the Company. At March 31, 2022, $0.1 million and $0.2 million was reflected on the Company’s Consolidated Balance Sheets within other current assets and other assets, respectively, representing the remaining balances on this note receivable. The notes do not bear interest, and are scheduled to be made in periodic installments during fiscal year 2022 through fiscal year 2026.

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

The following table presents revenues earned and expenses incurred by the Company during the three and six months ended March 31, 2022 and 2021, and accounts receivable and payable balances at March 31, 2022 and September 30, 2021, related to transactions with the related parties described above (in thousands):

	Revenue Earned (Expense Incurred)								Accounts Receivable (Payable)
	For the Three Months Ended March 31,				For the Six Months Ended March 31,				March 31,	September 30,
	2022		2021		2022		2021		2022	2021
	(unaudited)		(unaudited)		(unaudited)		(unaudited)		(unaudited)
Purchaser of Subsidiary	$—		$—		$—		$—		$518	$518
Disposed Entity	—		—		—		—		330	330
Land Development Project	—		—		—		—		701	788
Subcontracting Services	(853)	(1)	(425)	(1)	(3,092)	(1)	(2,603)	(1)	(226)	(563)
Construction Services	—	(2)	119	(2)	3	(2)	119	(2)	—	—
Island Pond	(80)	(2)	(80)	(2)	(160)	(2)	(160)	(2)	—	—
Vehicles - Purchases	—	(3)	(98)	(3)	—	(3)	(408)	(3)	—	—
Vehicles - Rent Expense	—	(2)	(49)	(2)	—	(2)	(127)	(2)	—	—
SunTx	(384)	(2)	(521)	(2)	(759)	(2)	(1,138)	(2)	—	—

(1) Cost is reflected as cost of revenues on the Company’s Consolidated Statements of Comprehensive Income.
(2) Cost is reflected as general and administrative expenses on the Company’s Consolidated Statements of Comprehensive Income.
(3) Purchases reflected in property, plant & equipment, net, on the Company's Consolidated Balance Sheets.

Note 13 - Equity-Based Compensation
Restricted Stock Awards
During the six months ended March 31, 2022, the Company awarded a total of 253,659 restricted shares of Class A common stock to certain directors, officers and employees of the Company under the Equity Incentive Plan.
Compensation expense in connection with the Equity Incentive Plan, is reflected as general and administrative expenses in the Company’s Consolidated Statements of Comprehensive Income. Compensation expense was $1.7 million and $0.4 million for the three months ended March 31, 2022 and 2021, respectively, and $3.2 million and $0.9 million for the six months ended March 31, 2022 and 2021, respectively. At March 31, 2022, there was approximately $16.5 million of unrecognized compensation expense related to these awards.
The underlying shares subject to awards granted under the Equity Incentive Plan will vest, as follows:

Fiscal Year	Number of Shares
2022	34,058
2023	36,558
2024	351,556
2025	311,378
2026	15,000
Total	748,550

Note 14 - Leases
The Company leases certain facilities, office space, vehicles and equipment. As of March 31, 2022, operating leases under ASC Topic 842, Leases (“Topic 842”) were included in (i) operating lease right-of use assets, (ii) current portion of operating lease liabilities and (iii) operating lease liabilities, net of current portion on the Company’s Consolidated Balance Sheets in the amounts of $11.5 million, $2.1 million and $9.6 million, respectively. As of March 31, 2022, the Company did not have any lease contracts that had not yet commenced but had created significant rights and obligations.

The components of lease expense were as follows (unaudited, in thousands):

	For the Three Months Ended March 31,
	2022	2021
Operating lease cost	$637	$553
Short-term lease cost	4,114	2,635
Total lease expense	$4,751	$3,188

	For the Six Months Ended March 31,
	2022	2021
Operating lease cost	$1,234	$1,353
Short-term lease cost	8,207	5,125
Total lease expense	$9,441	$6,478

Short-term leases (those with terms of 12 months or less) are not capitalized but are expensed on a straight-line basis over the lease term. The majority of our short-term leases relate to equipment used on construction projects. These leases are entered into at periodic rental rates for an unspecified duration and typically have a termination for convenience provision.

As of March 31, 2022, the weighted-average remaining term of the Company’s leases was 7.9 years, and the weighted-average discount rate was 3.29%. As of March 31, 2022, the lease liability was equal to the present value of the remaining lease payments, discounted using the incremental borrowing rate on the Company’s secured debt using a single maturity discount rate, as such rate is not materially different from the discount rate applied to each of the leases in the portfolio.

The following table summarizes the Company’s undiscounted lease liabilities outstanding as of March 31, 2022 (unaudited, in thousands):

Fiscal Year	Amount
Remainder of 2022	$1,213
2023	2,290
2024	1,931
2025	1,602
2026	1,592
2027 and thereafter	4,893
Total future minimum lease payments	$13,521
Less: imputed interest	1,812
Total	$11,709

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

If the Company designates a derivative as one of the above, changes in the fair value of the undesignated derivative instrument are reported in current period earnings. Cash flows from designated derivative financial instruments are classified within the same category as the item being hedged in the Consolidated Statements of Cash Flows, while cash flows from undesignated derivative financial instruments are included as an investing activity.

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

Commodity Swap Contracts

The Company’s operations expose it to a variety of market risks, including the effects of changes in commodity prices. As part of its risk management process, the Company began entering into commodity swap transactions through regulated commodity exchanges in February 2020. The Company does not enter into derivative financial instruments for speculative purposes. Changes in the fair value of commodity swaps are recognized in earnings.

The following table represents the approximate amount of realized and unrealized gains (losses) and changes in fair value recognized in earnings on commodity derivative contracts for the three and six months ended March 31, 2022 and 2021 and the fair value of these derivatives as of March 31, 2022 and September 30, 2021 (in thousands):

	For the Three Months Ended March 31,
		2022			2021
	Change in			Change in
Income Statement Classification	Realized Gain (Loss)	Unrealized Gain (Loss)	Total Gain (Loss)	Realized Gain (Loss)	Unrealized Gain (Loss)	Total Gain (Loss)
Cost of revenues	$364	$1,055	$1,419	$94	$813	$907
Interest expense, net	(431)	939	508	(168)	400	232
Total	$(67)	$1,994	$1,927	$(74)	$1,213	$1,139

	For the Six Months Ended March 31,
		2022			2021
	Change in			Change in
Income Statement Classification	Realized Gain (Loss)	Unrealized Gain (Loss)	Total Gain (Loss)	Realized Gain (Loss)	Unrealized Gain (Loss)	Total Gain (Loss)
Cost of revenues	$857	$778	$1,635	$(45)	$1,758	$1,713
Interest expense, net	(909)	1,352	443	(348)	619	271
Total	$(52)	$2,130	$2,078	$(393)	$2,377	$1,984

	March 31, 2022	September 30, 2021
Balance Sheet Classification	(unaudited)
Prepaid expenses and other current assets - commodity swaps	$2,616	$990
Other assets - commodity swaps	39	822
Other assets - interest rate swaps (1)	9,991	—
Accrued expense and other current liabilities - interest rate swaps	(16)	(97)
Other long-term liabilities - commodity swaps	(65)	—
Other long-term liabilities - interest rate swaps (2)	—	(748)
Net unrealized gain position	$12,565	$967

(1) Includes designated cash flow hedge of $9,437 and $0 as of March 31, 2022 and September 30, 2021, respectively.
(2) Includes designated cash flow hedge of $0 and $(31) as of March 31, 2022 and September 30, 2021, respectively.

Note 16 - Fair Value Measurements

The following table presents the Company’s liabilities measured at fair value on a recurring basis as of March 31, 2022 and September 30, 2021 under ASC 820, Fair Value Measurements (in thousands):

	March 31, 2022	September 30, 2021
	(unaudited)
	Level 2	Level 2
Assets
Commodity swap contracts	$2,655	$1,812
Interest rate swaps	9,991	—

Liabilities:
Commodity swap contracts	$65	$—
Interest rate swap contracts	16	845

The fair value of interest rate swap contracts is based on a model-driven valuation using the observable components (e.g., interest rates), which are observable at commonly quoted intervals for the full term of the contracts. The fair value of commodity swap contracts is based on an analysis of the expected cash flow of the contract in combination with observable forward price inputs obtained from a third-party pricing source. The calculations are adjusted for credit risk. Therefore, derivative assets and liabilities are classified within Level 2 of the fair value hierarchy. Derivative assets are included within “Prepaid expenses and other current assets” and “Other assets” on the Company’s Consolidated Balance Sheets. Derivative liabilities are included within “Accrued expense and other current liabilities” and “Other long-term liabilities” on the Company’s Consolidated Balance Sheets.

Note 17 - Commitments
Letters of Credit
Under the Revolving Credit Facility, the Company has a total capacity of $225.0 million that may be used for a combination of cash borrowings and letter of credit issuances. At March 31, 2022, the Company had aggregate letters of credit outstanding in the amount of $11.3 million, primarily related to certain insurance policies.
Purchase Commitments
As of March 31, 2022, the Company had unconditional purchase commitments for diesel fuel and natural gas in the normal course of business in the aggregate amount of $5.6 million and $2.1 million, respectively. Management does not expect any significant changes in the market value of these goods during the commitment period that would have a material adverse effect on the financial condition, results of operations and cash flows of the Company. As of March 31, 2022, our purchase commitments annually thereafter are as follows (in thousands):

Fiscal Year	Amount
Remainder of 2022	$3,164
2023	3,781
2024	780
Total	$7,725

Minimum Royalties

The Company has lease agreements associated with aggregates facilities under which the Company makes royalty payments. These agreements are outside the scope of Topic 842. The payments are generally based on tons sold in a particular period; however, certain agreements have minimum annual payments. The Company has commitments in the form of minimum royalties as of March 31, 2022 in the amount of $2.6 million, due as follows (in thousands):

Fiscal Year	Amount
Remainder of 2022	$89
2023	230
2024	220
2025	184
2026	157
Thereafter	1,760
Total	$2,640

Royalty expense recorded in cost of revenue was $0.5 million and $0.3 million for the three months ended March 31, 2022 and 2021, respectively, and $0.8 million and $0.5 million for the six months ended March 31, 2022 and 2021, respectively.

Note 18 - Other Comprehensive Income

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

In March 2022, the Captive purchased debt securities, which have been classified as available-for-sale as of March 31, 2022. These securities are carried at their fair value based on quoted market prices. Unrealized gains and losses are reported as components of accumulated other comprehensive income (loss), net.

Amounts in accumulated other comprehensive income (AOCI), net of tax, at March 31, 2022 and September 30, 2021, were as follows (in thousands):

AOCI	March 31, 2022 (unaudited)	September 30, 2021

Interest rate swap contract	$9,437	$(31)
Unrealized loss on available-for-sale securities	(154)	—
Less tax effect of other comprehensive income (loss) items	(2,403)	8
Total	6,880	(23)

Changes in AOCI, net of tax, are as follows (in thousands):

AOCI	Interest Rate Hedge
Balance at September 30, 2020	$—
Net OCI changes	—
Balance at March 31, 2021	$—

AOCI	Interest Rate Hedge
Balance at September 30, 2021	$(23)
Net OCI changes	6,903
Balance at March 31, 2022	$6,880

Amounts reclassified from AOCI to earnings are as follows (in thousands):

	For the Three Months Ended March 31,
	2022	2021
Interest expense	$304	$—
Benefit from income taxes	(78)	—
Total reclassifications from AOCI to earnings	$226	$—

	For the Six Months Ended March 31,
	2022	2021
Interest expense	$636	$—
Benefit from income taxes	(164)	—
Total reclassifications from AOCI to earnings	$472	$—

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
Recent Developments
Inflationary Trends
During the three months and six months ended March 31, 2022, we continued to experience an upward trend in several inflation-sensitive inputs necessary for us to provide our products and services, including upward pressure on wages and increases in the cost of raw materials used to produce HMA and other items that are critical to our business, including fuel, concrete and steel. In addition, we experienced some disruptions from various participants in our supply chain, including subcontractors, materials suppliers and equipment manufacturers, who provide the raw materials, equipment, vehicles, construction supplies and other services we require in order to manufacture HMA and perform our construction projects. To date, we have been able to mitigate some of the effects of inflation, supply chain disruptions and labor constraints on our business by increasing prices for our products and including the anticipated cost increases in the construction projects we bid. However, we are limited in our ability to pass through increased costs for projects already in our backlog and, under those circumstances, may be unable to recoup losses or diminished profit margins by passing these costs through to our customers.
North Carolina Acquisition
On March 7, 2022, the Company acquired substantially all of the assets of Southern Asphalt, Inc., an asphalt paving company headquartered in Burgaw, North Carolina. The transaction provides access to the Wilmington, North Carolina metro area. For further discussion regarding this transaction, see Note 4 - Business Acquisitions to the unaudited consolidated financial statements included elsewhere in this report.
Florida Acquisition
On March 18, 2022, the Company acquired substantially all of the assets of GAC Contractors, Inc., an asphalt paving, grading and site work company headquartered in Panama City, Florida. The transaction enhances the Company's operational resources and capabilities in growing Panama City, Florida market area. For further discussion regarding this transaction, see Note 4 - Business Acquisitions to the unaudited consolidated financial statements included elsewhere in this report.

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
The following table presents a reconciliation of net income, the most directly comparable measure calculated in accordance with GAAP, to Adjusted EBITDA and the calculation of Adjusted EBITDA Margin for the periods presented (unaudited in thousands, except percentages):

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2022	2021	2022	2021
Net income (loss)	$(9,418)	$(4,935)	$(3,907)	$2,936
Interest expense, net	859	298	2,123	766
Provision for income taxes	(2,887)	(1,513)	(1,087)	1,167
Depreciation, depletion, accretion and amortization	17,144	12,291	33,047	23,385
Equity-based compensation expense	1,742	460	3,246	855
Management fees and expenses (1)	384	521	759	1,138
Settlement of legal claim and associated legal expenses (2)	—	3,876	—	4,232
Adjusted EBITDA	$7,824	$10,998	$34,181	$34,479
Revenues	$243,385	$179,112	$528,349	$370,041
Adjusted EBITDA Margin	3.2%	6.1%	6.5%	9.3%
(1)Reflects fees and reimbursement of certain out-of-pocket expenses under a management services agreement with an affiliate of SunTx Capital Partners, the Company’s controlling stockholder (see Note 12 - Related Parties to the unaudited consolidated financial statements included elsewhere in this report).
(2)Reflects legal expenses associated with a settlement agreement entered into in April 2021 unrelated to the Company's core operations.
The following table presents a reconciliation of net income, the most directly comparable measure calculated in accordance with GAAP, to adjusted net income for the periods presented (unaudited in thousands):

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2022	2021	2022	2021
Net income (loss)	$(9,418)	$(4,935)	$(3,907)	$2,936
Settlement of legal claim (1)	—	3,200	$—	$3,200
Legal expenses associated with settlement of legal claim	—	676	$—	$1,032
Tax impact due to above reconciling items	—	(977)	$—	$(1,066)
Adjusted net income (loss)	$(9,418)	$(2,036)	$(3,907)	$6,102

(1)Reflects legal expenses associated with a settlement agreement entered into in April 2021 unrelated to the Company's core operations.

Results of Operations
Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021
The following table sets forth selected financial data for the three months ended March 31, 2022 and 2021 (unaudited in thousands, except percentages):

					Change From the Three Months Ended
	For the Three Months Ended March 31,				March 31, 2021
					to the Three Months Ended
	2022		2021		March 31, 2022
	Dollars	% of Revenues	Dollars	% of Revenues	$ Change	% Change
Revenues	$243,385	100.0%	$179,112	100.0%	$64,273	35.9%
Cost of revenues	230,888	94.9%	161,040	89.9%	69,848	43.4%
Gross profit	12,497	5.1%	18,072	10.1%	(5,575)	(30.8)%
General and administrative expenses	(25,000)	(10.3)%	(24,475)	(13.7)%	(525)	2.1%
Gain on sale of equipment, net	1,014	0.4%	9	—%	1,005	11,166.7%
Operating income (loss)	(11,489)	(4.7)%	(6,394)	(3.6)%	(5,095)	79.7%
Interest expense, net	(859)	(0.4)%	(298)	(0.2)%	(561)	188.3%
Other income (expense)	43	—%	244	0.2%	(201)	(82.4)%
Income (loss) before provision for income taxes and earnings from investment in joint venture	(12,305)	(5.1)%	(6,448)	(3.6)%	(5,857)	90.8%
Provision for income taxes	(2,887)	(1.2)%	(1,513)	(0.8)%	(1,374)	90.8%
Earnings from investment in joint venture	—	—%	—	—%	—	—%
Net income (loss)	$(9,418)	(3.9)%	$(4,935)	(2.8)%	$(4,483)	90.8%
Adjusted EBITDA	$7,824	3.2%	$10,998	6.1%	$(3,174)	(28.9)%
Adjusted net income (loss)	$(9,418)	(3.9)%	$(2,036)	(1.1)%	$(7,382)	362.6%

Revenues. Revenues for the three months ended March 31, 2022 increased $64.3 million, or 35.9%, to $243.4 million from $179.1 million for the three months ended March 31, 2021. The increase included $29.9 million of revenues attributable to acquisitions completed subsequent to March 31, 2021 and an increase of approximately $34.4 million of revenues in our existing markets from contract work and sales of HMA and aggregates to third parties. The 19.2% increase in revenues in our existing markets was due to a strong demand in both public and private work.
Gross Profit. Gross profit for the three months ended March 31, 2022 decreased $5.6 million, or 30.8%, to $12.5 million from $18.1 million for the three months ended March 31, 2021. The lower gross profit was primarily due to (i) lower profit margins on the projects we assumed in connection with recent acquisitions and (ii) continued lower margins due to increases in the costs of raw materials, fuel, labor, trucking and supply chain issues.
General and Administrative Expenses. General and administrative expenses for the three months ended March 31, 2022 increased $0.5 million, or 2.1%, to $25.0 million from $24.5 million for the three months ended March 31, 2021. The increase was primarily the result of (i) a $1.3 million increase in equity-based compensation expense, (ii) a $2.7 million increase attributable to general and administrative expenses associated with the operations of businesses acquired subsequent to March 31, 2021, and (iii) a $1.2 million increase in various professional fees, primarily driven by business acquisitions, information technology expenses and increased accounting and consulting fees. These increases were partially offset by a $3.9 million decrease in legal expenses primarily attributable to a legal settlement and associated legal fees in April 2021 unrelated to the Company's core operations.
Interest Expense, Net. Interest expense, net for the three months ended March 31, 2022 increased $0.6 million, to $0.9 million compared to $0.3 million for the three months ended March 31, 2021. The increase in interest expense, net was due to an increase in the average principal debt balance outstanding during the three months ended March 31, 2022 compared to the corresponding period in 2021.

Provision for Income Taxes. Our effective tax rate for the three months ended March 31, 2022 and 2021 was 23.5%.

Net Income (Loss). Net income (loss) decreased $4.5 million to a net loss of $9.4 million for the three months ended March 31, 2022, compared to net loss of $4.9 million for the three months ended March 31, 2021. The decrease in net income (loss) was primarily a result of lower gross profit, higher general and administrative expenses and higher interest expense, net, all as described above.

Adjusted EBITDA and Adjusted EBITDA Margin. Adjusted EBITDA and Adjusted EBITDA Margin were $7.8 million and 3.2%, respectively, for the three months ended March 31, 2022, compared to $11.0 million and 6.1%, respectively, for the three months ended March 31, 2021. The decrease in Adjusted EBITDA was the result of lower gross profit and increases in general and administrative expenses and interest expense, net, partially offset by an increase in depreciation, depletion, accretion and amortization of long-lived assets and a reduction in expenses related to a legal settlement. The lower Adjusted EBITDA Margin was primarily a result of a decrease in Adjusted EBITDA and an increase in revenues, all as described above. See the description of Adjusted EBITDA and Adjusted EBITDA Margin, as well as a reconciliation of Adjusted EBITDA to net income, under the heading “How We Assess Performance of Our Business”.
Adjusted Net Income (Loss). Adjusted net income (loss) decreased $7.4 million to an adjusted net loss of $9.4 million for the three months ended March 31, 2022, compared to adjusted net loss of $2.0 million for the three months ended March 31, 2021. The decrease in adjusted net income (loss) was primarily a result of lower gross profit and higher general and administrative expenses and interest expense, net, all as described above.

Six Months Ended March 31, 2022 Compared to Six Months Ended March 31, 2021
The following table sets forth selected financial data for the six months ended March 31, 2022 and 2021 (unaudited in thousands, except percentages):

					Change From the Six Months Ended
	For the Six Months Ended March 31,				March 31, 2021
					to the Six Months Ended
	2022		2021		March 31, 2022
	Dollars	% of Revenues	Dollars	% of Revenues	$ Change	% Change
Revenues	$528,349	100.0%	$370,041	100.0%	$158,308	42.8%
Cost of revenues	482,888	91.4%	321,375	86.8%	161,513	50.3%
Gross profit	45,461	8.6%	48,666	13.2%	(3,205)	(6.6)%
General and administrative expenses	(49,946)	(9.5)%	(44,559)	(12.1)%	(5,387)	12.1%
Gain on sale of equipment, net	1,455	0.3%	342	0.1%	1,113	325.4%
Operating income	(3,030)	(0.6)%	4,449	1.2%	(7,479)	(168.1)%
Interest expense, net	(2,123)	(0.4)%	(766)	(0.2)%	(1,357)	177.2%
Other income (expense)	159	0.1%	409	0.1%	(250)	(61.1)%
Income before provision for income taxes and earnings from investment in joint venture	(4,994)	(0.9)%	4,092	1.1%	(9,086)	(222.0)%
Provision for income taxes	(1,087)	(0.2)%	1,167	0.3%	(2,254)	(193.1)%
Earnings from investment in joint venture	—	—%	11	—%	(11)	(100.0)%
Net income	$(3,907)	(0.7)%	$2,936	0.8%	$(6,843)	(233.1)%
Adjusted EBITDA	$34,181	6.5%	$34,479	9.3%	$(298)	(0.9)%
Adjusted net income	$(3,907)	(0.7)%	$6,102	1.6%	$(10,009)	(164.0)%

Revenues. Revenues for the six months ended March 31, 2022 increased $158.3 million, or 42.8%, to $528.3 million from $370.0 million for the six months ended March 31, 2021. The increase included $67.6 million of revenues attributable to acquisitions completed subsequent to March 31, 2021 and an increase of approximately $90.7 million of revenues in our existing markets from contract work and sales of HMA and aggregates to third parties. The 24.5% increase in revenues in our existing markets was due to a strong demand in both public and private work.
Gross Profit. Gross profit for the six months ended March 31, 2022 decreased $3.2 million, or 6.6%, to $45.5 million from $48.7 million for the six months ended March 31, 2021. The lower gross profit was primarily due to (i) lower profit margins on the projects we assumed in connection with recent acquisitions and (ii) continued lower margins due to increases in the costs of raw materials, fuel, labor, trucking and supply chain issues.
General and Administrative Expenses. General and administrative expenses for the six months ended March 31, 2022 increased $5.4 million, or 12.1%, to $49.9 million from $44.6 million for the six months ended March 31, 2021. The increase was primarily the result of (i) a $2.4 million increase in equity-based compensation expense, (ii) a $5.0 million increase attributable to general and administrative expenses associated with the operations of businesses acquired subsequent to March 31, 2021, and (iii) a $2.4 million increase in various professional fees, primarily driven by business acquisitions, information technology expenses and increased accounting and consulting fees. These increases were partially offset by a $4.2 million decrease in legal expenses associated with a legal settlement and associated legal fees in April 2021 unrelated to the Company's core operations.
Interest Expense, Net. Interest expense, net for the six months ended March 31, 2022 increased $1.3 million, to $2.1 million compared to $0.8 million for the six months ended March 31, 2021. The increase in interest expense was due to an increase in the average principal debt balance outstanding during the six months ended March 31, 2022 compared to the corresponding period in 2021.
Provision for Income Taxes. Our effective tax rate decreased to 21.8% for the six months ended March 31, 2022, from 28.4% for the six months ended March 31, 2021. Our lower effective tax rate for the six months ended March 31, 2022 was due to differences in state tax rates at our operating subsidiaries.

Net Income (Loss). Net income decreased $6.8 million to a net loss of $3.9 million for the six months ended March 31, 2022, compared to net income of $2.9 million for the six months ended March 31, 2021. The decrease in net income (loss) was primarily a result of lower gross profit, higher general and administrative expenses and higher interest expense, net, all as described above.
Adjusted EBITDA and Adjusted EBITDA Margin. Adjusted EBITDA and Adjusted EBITDA Margin were $34.2 million and 6.5%, respectively, for the six months ended March 31, 2022, compared to $34.5 million and 9.3%, respectively, for the six months ended March 31, 2021. The decrease in Adjusted EBITDA was the result of lower gross profit and increases in general and administrative expenses and interest expense, net, partially offset by an increase in depreciation, depletion, accretion and amortization of long-lived assets and a reduction in expenses related to a legal settlement. The lower Adjusted EBITDA Margin was primarily a result of a decrease in Adjusted EBITDA and an increase in revenues, all as described above. See the description of Adjusted EBITDA and Adjusted EBITDA Margin, as well as a reconciliation of Adjusted EBITDA to net income, under the heading “How We Assess Performance of Our Business”.
Adjusted Net Income (Loss). Adjusted net income decreased $10.0 million to adjusted net loss of $3.9 million for the six months ended March 31, 2022, compared to adjusted net income of $6.1 million for the six months ended March 31, 2021. The decrease in adjusted net income (loss) was primarily a result of lower gross profit, higher general and administrative expenses, and higher interest expense, net, all as described above.

Inflation and Price Changes
As described above under the heading “Inflationary Trends,” during the three and six months ended March 31, 2022, we continued to experience an upward trend in several inflation-sensitive inputs necessary for us to provide our products and services, including upward pressure on wages and increases in the cost of raw materials used to produce HMA and other items that are critical to our business. Inflation had an immaterial impact on our results of operations for the three and six months ended March 31, 2021 due to relatively low inflation in the United States during that period and our ability to recover increasing costs by obtaining higher prices for our products, including sale price escalator clauses in most of our public infrastructure sector contracts.

Liquidity and Capital Resources
Cash Flows Analysis
The following table sets forth our cash flows for the periods indicated (unaudited in thousands):

	For the Six Months Ended March 31,
	2022	2021
Net cash provided by operating activities, net of acquisition	$3,294	$2,398
Net cash used in investing activities	(140,177)	(110,465)
Net cash provided by (used in) financing activities	110,961	(6,500)
Net change in cash and cash equivalents	$(25,922)	$(114,567)

Operating Activities
During the six months ended March 31, 2022, cash provided by operating activities, net of acquisitions, was $3.3 million, primarily as a result of:
•net loss of $3.9 million, including $33.0 million of depreciation, depletion, accretion and amortization of long-lived assets, unrealized gains on derivative instruments of $2.1 million and equity-based compensation expense of $3.2 million;
•an increase in contracts receivable including retainage, net, of $3.8 million as a result of higher overall revenues due to acquisitions and growth in existing markets;

•an increase in prepaid expenses and other current assets of $8.2 million primarily due to overpayment of federal and state income taxes and the timing of payments under our insurance policies;

•an increase in inventories of $13.7 million due to increased inventories from acquisitions, higher inventory costs and normal fluctuations in our inventory cycle;

•a decrease in accounts payable and accrued expenses and other current liabilities of $14.4 million due to the timing of processing transactions in our accounts payable cycle; and

•a net increase of $11.0 million in the difference between costs and estimated earnings in excess of billings on uncompleted contracts and billings in excess of costs and estimated earnings on uncompleted contracts due to the timing of performing and closing projects.

During the six months ended March 31, 2021, cash provided by operating activities, net of acquisitions, was $2.4 million, primarily as a result of:
•net income of $2.9 million, including $23.4 million of depreciation, depletion, accretion and amortization of long-lived assets and unrealized gains on derivative instruments of $2.4 million;
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

•a decrease in accounts payable and accrued expenses and other current liabilities of $2.5 million due to the timing of processing transactions in our accounts payable cycle; and

•a net decrease of $17.1 million in the difference between costs and estimated earnings in excess of billings on uncompleted contracts and billings in excess of costs and estimated earnings on uncompleted contracts due to the timing of performing and closing projects.

Investing Activities
During the six months ended March 31, 2022, cash used in investing activities was $140.2 million, of which $102.9 million related to acquisitions completed in the period, $34.7 million was invested in property, plant and equipment and $6.4 million was invested in restricted investments by the Captive, partially offset by $3.8 million of proceeds from the sale of equipment.
During the six months ended March 31, 2021, cash used in investing activities was $110.5 million, of which $84.5 million related to acquisitions completed in the period and $26.9 million was invested in property, plant and equipment, partially offset by $0.9 million of proceeds from the sale of equipment.

Financing Activities
During the six months ended March 31, 2022, cash provided by financing activities was $111.0 million. We received $116.0 million of proceeds from our Revolving Credit Facility, primarily used for acquisitions completed in the period. This increase in cash was offset by $5.0 million of principal payments on long-term debt.
During the six months ended March 31, 2021, cash used in financing activities was $6.5 million, representing the repayment of principal on long-term debt during such period.

Credit Agreement
We and each of our subsidiaries are parties to the Credit Agreement, which provides for the Term Loan and the Revolving Credit Facility. At March 31, 2022 and September 30, 2021, we had $192.5 million and $197.5 million, respectively, of principal outstanding under the Term Loan, $136.0 million and $20.0 million, respectively, of principal outstanding under the Revolving Credit Facility, and availability of $77.7 million and $193.7 million, respectively, under the Revolving Credit Facility, including reduction for outstanding letters of credit. Our obligations under the Term Loan and the Revolving Credit Facility are secured by a first priority security interest in substantially all of our assets.
The Credit Agreement requires the Company to satisfy certain financial covenants, including a minimum fixed charge coverage ratio of 1.20-to-1.00 and a maximum consolidated leverage ratio of 3.00-to-1.00, subject to certain adjustments. At March 31, 2022 and September 30, 2021, our fixed charge coverage ratio was 3.24-to-1.00 and 3.29-to-1.00, respectively, and our consolidated leverage ratio was 2.74-to-1.00 and 1.99-to-1.00, respectively.

From time to time, the Company has entered into interest rate swap agreements to hedge against the risk of changes in interest rates. At March 31, 2022 and September 30, 2021, the aggregate notional value of these interest rate swap agreements was $194.2 million and $198.3 million, respectively, and the fair value was $10.0 million and $(0.8) million, respectively, which is included within other assets, other current liabilities or other long-term liabilities on the Company’s Consolidated Balance Sheets.

For more information about the Credit Agreement, see Note 8 - Debt to the unaudited consolidated financial statements included elsewhere in this report.

Capital Requirements and Sources of Liquidity

During the six months ended March 31, 2022 and 2021, our capital expenditures were approximately $34.7 million and $26.9 million, respectively. Our capital expenditures are typically made during the same fiscal year in which they are approved. At March 31, 2022, our commitments for capital expenditures were not material to our financial condition or results of operations on a consolidated basis. For fiscal 2022, we expect total capital expenditures to be $60.0 million to $65.0 million. Our capital expenditure budget is an estimate and is subject to change.

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

We believe that our operating cash flow and available borrowings under the Credit Agreement will be sufficient to fund our operations and planned capital expenditures for at least the next 12 months. However, future cash flows are subject to a number of variables, including the potential impacts of inflation and supply chain constraints, and significant additional capital expenditures will be required to conduct our operations. There can be no assurance that operations and other capital resources will provide sufficient cash to maintain planned or future levels of capital expenditures. In the event that we make one or more acquisitions and the amount of capital required is greater than the amount of cash on hand we have available for acquisitions at that time, we could be required to reduce the expected level of capital expenditures and/or seek additional capital. If we seek additional capital, we may do so through borrowings under the Credit Agreement, joint ventures, asset sales, offerings of debt or equity securities or other means. However, our ability to engage in any such transactions may be constrained by economic conditions and other factors outside of our control. We cannot guarantee that additional capital will be available on acceptable terms or at all. If we are unable to obtain the funds we need, we may not be able to complete acquisitions that may be favorable to us or finance the capital expenditures necessary to conduct our operations.

Contractual Obligations

The following table summarizes our significant obligations outstanding as of March 31, 2022:

		Payments Due by Fiscal Year
	Total	2022	2023	2024	2025	2026	2027 and Thereafter
Debt obligations	$328,500	$5,000	$10,000	$11,250	$15,000	$287,250	$—
Operating leases	13,521	1,213	2,290	1,931	1,602	1,592	4,893
Purchase commitments	7,725	3,164	3,781	780	—	—	—
Royalty payments	2,640	89	230	220	184	157	1,760
Asset retirement obligations	2,823	—	—	—	—	—	2,823
Total	$355,209	$9,466	$16,301	$14,181	$16,786	$288,999	$9,476

Off-Balance Sheet Arrangements
As of March 31, 2022, the Company had aggregate letters of credit outstanding in the amount of $11.3 million, future purchase commitments of $7.7 million for diesel fuel and natural gas and $2.6 million of minimum royalty payments related to aggregates facilities. Other than the letters of credit, future purchase commitments and minimum royalty payments, we do not currently have any off-balance sheet arrangements that have, or are reasonably likely to have, a material current or future effect on our financial condition, changes in our financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources. See Note 17 - Commitments to our unaudited consolidated financial statements included elsewhere in this report for additional information.

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
Our risk management activities also include the use of financial derivative instruments. We have entered into fuel swap and natural gas swap contracts to mitigate the financial impact of fluctuations in commodity prices. We do not enter into commodity swap contracts for speculative or trading purposes. These fuel and natural gas swap contracts provide a fixed price for less than 50% of our estimated fuel and natural gas usage for the remainder of fiscal year 2022 and fiscal years 2023 and 2024.

The table below provides information about the Company’s swap contracts that are sensitive to changes in commodity prices, specifically diesel fuel and natural gas, as of March 31, 2022.

	Carrying Amount	Fair Value
Fuel swap contracts (1)
Contract volumes (1,000 gallons)	2,856
Weighted average price (per gallon)	2.08
Contract amount (in thousands)	$2,432	$2,432

Natural gas swap contracts (1)
Contract volumes (1,000 MMBTU)	80
Weighted average price (per MMBTU)	3.70
Contract amount (in thousands)	$158	$158

(1) See also Note 15 - Investment in Derivative Instruments and Note 16 - Fair Value Measurements to the unaudited consolidated financial statements included in this report.
Interest Rate Risk
We are exposed to interest rate risk on certain of our short- and long-term debt obligations used to finance our operations and acquisitions. We have LIBOR-based floating rate borrowings under the Credit Agreement, which expose us to variability in interest payments due to changes in the reference interest rates. From time to time, we use derivative instruments as hedges against the impact of interest rate changes on future earnings and cash flows. We do not enter into such derivative instruments for speculative or trading purposes. At March 31, 2022, we had a total of $328.5 million of variable rate borrowings outstanding. Holding other factors constant and absent the interest rate swap agreements described above, a hypothetical 1% change in our borrowing rates would result in a $3.3 million change in our annual interest expense based on our variable rate debt at March 31, 2022.
The following table presents the future principal payment obligations, interest payments, and fair values associated with the Company’s debt instruments assuming the Company’s actual level of variable rate debt as of March 31, 2022 (in thousands).

	For the Fiscal Year Ending September 30,							Fair
	2022	2023	2024	2025	2026	Thereafter	Total	Value
Debt obligations
Term loan	$5,000	$10,000	$11,250	$15,000	$151,250	$—	$192,500	$192,500
Revolving credit facility	—	—	—	—	136,000	—	136,000	136,000
Interest payments (1)	3,195	6,243	6,044	5,777	4,149	—

(1) Represents projected interest payments using the Company’s March 2022 LIBOR-based floating rate of 1.96%.
The notional amount of the Company’s outstanding interest rate swap contracts at March 31, 2022 was $194.2 million. The maturity dates of outstanding interest rate swap contracts range from June 2022 to June 2026. The fair value of outstanding interest rate swap contracts was $10.0 million as of March 31, 2022. See also Note 15 - Investment in Derivative Instruments and Note 16 - Fair Value Measurements to the unaudited consolidated financial statements included in this report.
Inflation Risk
We are subject to the effects of inflation through wage pressures, increases in the cost of raw materials used to produce HMA, and increases in the costs of other items, such as fuel, concrete and steel. During the quarter ended March 31, 2022, we continued to experience an upward trend in several of these inflation-sensitive items. We seek to recover increasing costs by obtaining higher prices for our products or by including the anticipated price increases in our bids. Due to the relatively short-term duration of our construction contracts, we are generally able to reduce our exposure to price increases on new contracts, but we are limited in our ability to pass through increased costs for projects already in our backlog. Going forward, continued cost inflation in these areas may require further price adjustments to maintain profit margin, and any price increases may have a negative effect on demand.

Item 4. Controls and Procedures.
Evaluation of Disclosure Control and Procedures
Our management carried out, as of March 31, 2022, with the participation of our Chief Executive Officer and our Chief Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2022, our disclosure controls and procedures were effective to provide reasonable assurance that material information required to be disclosed by us in reports we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 6th day of May, 2022.

CONSTRUCTION PARTNERS, INC.

By:	/s/ Fred J. Smith, III
Fred J. Smith, III
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name and Signature	Title	Date

/s/ Fred J. Smith, III	President and Chief Executive Officer	May 6, 2022
Fred J. Smith, III	(Principal Executive Officer)

/s/ R. Alan Palmer	Executive Vice President and Chief Financial Officer	May 6, 2022
R. Alan Palmer	(Principal Financial Officer)