Form 10-Q
period 2022-06-30
Construction Partners, Inc.
filed 2022-08-05
CIK 1718227

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒
As of August 3, 2022, the registrant had 41,193,887 shares of Class A common stock, $0.001 par value, and 11,352,915 shares of Class B common stock, $0.001 par value, outstanding.

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

•the impact of inflation on costs of labor, raw materials and other items that are critical to our business, including fuel, concrete, and steel;
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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CONSTRUCTION PARTNERS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	June 30,	September 30,
	2022	2021
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$26,079	$57,251
Restricted cash	105	—
Contracts receivable including retainage, net	239,990	158,170
Costs and estimated earnings in excess of billings on uncompleted contracts	32,635	23,023
Inventories	77,383	53,792
Prepaid expenses and other current assets	12,948	7,790
Total current assets	389,140	300,026
Property, plant and equipment, net	453,973	404,832
Operating lease right-of-use assets	11,165	6,535
Goodwill	124,987	85,422
Intangible assets, net	12,613	4,163
Investment in joint venture	108	108
Restricted investments	7,312	—
Other assets	21,041	5,534
Total assets	$1,020,339	$806,620
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$119,774	$86,390
Billings in excess of costs and estimated earnings on uncompleted contracts	47,516	33,719
Current portion of operating lease liabilities	2,087	1,395
Current maturities of long-term debt	12,500	10,000
Accrued expenses and other current liabilities	22,256	26,459
Total current liabilities	204,133	157,963
Long-term liabilities:
Long-term debt, net of current maturities and deferred debt issuance costs	341,173	206,175
Operating lease liabilities, net of current portion	9,337	5,302
Deferred income taxes, net	20,140	17,362
Other long-term liabilities	14,863	10,919
Total long-term liabilities	385,513	239,758
Total liabilities	589,646	397,721
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $0.001; 10,000,000 shares authorized and no shares issued and outstanding at June 30, 2022 and September 30, 2021	—	—
Class A common stock, par value $0.001; 400,000,000 shares authorized, 41,195,730 issued and 41,193,887 outstanding at June 30, 2022 and 36,600,639 issued and outstanding at September 30, 2021	41	37
Class B common stock, par value $0.001; 100,000,000 shares authorized, 14,275,867 issued and 11,352,915 outstanding at June 30, 2022 and 18,614,791 issued and 15,691,839 outstanding at September 30, 2021	15	19
Additional paid-in capital	253,665	248,571
Treasury stock, at cost, 1,843 shares of Class A common stock, par value $0.001	(39)	—
Treasury stock, at cost, 2,922,952 shares of Class B common stock, par value $0.001	(15,603)	(15,603)
Accumulated other comprehensive income (loss), net	8,455	(23)
Retained earnings	184,159	175,898
Total stockholders’ equity	430,693	408,899
Total liabilities and stockholders’ equity	$1,020,339	$806,620

See notes to consolidated financial statements (unaudited).

CONSTRUCTION PARTNERS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited in thousands, except share and per share data)

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2022	2021	2022	2021
Revenues	$380,272	$261,656	$908,621	$631,697
Cost of revenues	336,022	225,039	818,910	546,414
Gross profit	44,250	36,617	89,711	85,283
General and administrative expenses	(26,584)	(23,195)	(76,530)	(67,754)
Gain on sale of equipment, net	333	835	1,788	1,177
Operating income	17,999	14,257	14,969	18,706
Interest expense, net	(2,054)	(568)	(4,177)	(1,334)
Other income	178	252	337	661
Income before provision for income taxes and earnings from investment in joint venture	16,123	13,941	11,129	18,033
Provision for income taxes	3,955	4,600	2,868	5,767
Earnings from investment in joint venture	—	(1)	—	10
Net income	12,168	9,340	8,261	12,276
Other comprehensive income, net of tax
Unrealized gain on interest rate swap contract, net	1,729	—	8,754	—
Unrealized loss on restricted investments, net	(154)	—	(276)	—
Other comprehensive income	1,575	—	8,478	—
Comprehensive income	$13,743	$9,340	$16,739	$12,276

Net income per share attributable to common stockholders:
Basic	$0.23	$0.18	$0.16	$0.24
Diluted	$0.23	$0.18	$0.16	$0.24

Weighted average number of common shares outstanding:
Basic	51,793,245	51,686,735	51,760,384	51,620,143
Diluted	51,888,511	51,864,403	51,928,427	51,726,994

See notes to consolidated financial statements (unaudited).

CONSTRUCTION PARTNERS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(unaudited in thousands, except share data)

	For the nine months ended June 30, 2022
	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
September 30, 2021	36,600,639	$37	18,614,791	$19	$248,571	$(15,603)	$175,898	$(23)	$408,899
Net income	—	—	—	—	—	—	5,511	—	5,511
Equity-based compensation expense	—	—	—	—	1,504	—	—	—	1,504
Issuance of stock awards	145,921	—	—	—	—	—	—	—	—
Purchase of treasury stock	—	—	—	—	—	(39)	—	—	(39)
Other comprehensive income	—	—	—	—	—	—	—	1,445	1,445
Conversion of Class B common stock to Class A common stock	4,338,924	4	(4,338,924)	(4)	—	—	—	—	—
December 31, 2021	41,085,484	$41	14,275,867	$15	$250,075	$(15,642)	$181,409	$1,422	$417,320
Net income (loss)	—	—	—	—	—	—	(9,418)	—	(9,418)
Equity-based compensation expense	—	—	—	—	1,742	—	—	—	1,742
Issuance of stock awards	107,738	—	—	—	—	—	—	—	—
Other comprehensive income	—	—	—	—	—	—	—	5,458	5,458
March 31, 2022	41,193,222	$41	14,275,867	$15	$251,817	$(15,642)	$171,991	$6,880	$415,102
Net income	—	—	—	—	—	—	12,168	—	12,168
Equity-based compensation expense	—	—	—	—	1,848	—	—	—	1,848
Issuance of stock awards	2,508	—	—	—	—	—	—	—	—
Other comprehensive income	—	—	—	—	—	—	—	1,575	1,575
June 30, 2022	41,195,730	$41	14,275,867	$15	$253,665	$(15,642)	$184,159	$8,455	$430,693

	For the nine months ended June 30, 2021
	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
September 30, 2020	33,875,884	$34	20,828,813	$21	$245,022	$(15,603)	$155,721	$—	$385,195
Net income	—	—	—	—	—	—	7,871	—	7,871
Equity-based compensation expense	—	—	—	—	395	—	—	—	395
December 31, 2020	33,875,884	$34	20,828,813	$21	$245,417	$(15,603)	$163,592	$—	$393,461
Net income (loss)	—	—	—	—	—	—	(4,935)	—	(4,935)
Conversion of Class B common stock to Class A common stock	1,332,952	1	(1,332,952)	(1)	—	—	—	—	—
Equity-based compensation expense	—	—	—	—	460	—	—	—	460
Issuance of stock awards	510,733	—	—	—	—	—	—	—	—
March 31, 2021	35,719,569	$35	19,495,861	$20	$245,877	$(15,603)	$158,657	$—	$388,986
Net income	—	—	—	—	—	—	9,340	—	9,340
Conversion of Class B common stock to Class A common stock	787,001	1	(787,001)	(1)	—	—	—	—	—
Equity-based compensation expense	—	—	—	—	1,347	—	—	—	1,347
June 30, 2021	36,506,570	$36	18,708,860	$19	$247,224	$(15,603)	$167,997	$—	$399,673

See notes to consolidated financial statements (unaudited).

CONSTRUCTION PARTNERS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited in thousands)

	For the Nine Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net income	$8,261	$12,276
Adjustments to reconcile net income to net cash, cash equivalents and restricted cash (used by) provided by operating activities:
Depreciation, depletion, accretion and amortization of long-lived assets	50,291	36,011
Amortization of deferred debt issuance costs and debt discount	198	190
Unrealized gain on derivative instruments	(2,589)	(3,141)
Provision for bad debt	(1,077)	440
Gain on sale of equipment, net	(1,788)	(1,177)
Equity-based compensation expense	5,094	2,202
Earnings from investment in joint venture	—	(10)
Distribution of earnings from investment in joint venture	—	100
Deferred income tax benefit	(193)	—
Other non-cash adjustments	97	(57)
Changes in operating assets and liabilities, net of acquisition:
Contracts receivable including retainage, net	(71,865)	(32,975)
Costs and estimated earnings in excess of billings on uncompleted contracts	(9,487)	(7,897)
Inventories	(21,726)	(8,061)
Prepaid expenses and other current assets	(2,327)	(1,723)
Other assets	(2,893)	(4,123)
Accounts payable	30,025	16,789
Billings in excess of costs and estimated earnings on uncompleted contracts	13,379	(2,149)
Accrued expenses and other current liabilities	(6,946)	2,970
Other long-term liabilities	3,825	(331)
Net cash (used by) provided by operating activities, net of acquisitions	(9,721)	9,334
Cash flows from investing activities:
Purchases of property, plant and equipment	(52,236)	(39,588)
Proceeds from sale of equipment	4,184	2,361
Business acquisitions, net of cash acquired	(102,893)	(92,303)
Purchase of restricted investments	(7,662)	—
Net cash used in investing activities	(158,607)	(129,530)
Cash flows from financing activities:
Proceeds from issuance of long-term debt, net of debt issuance costs and discount	142,300	199,198
Principal payments on long-term debt	(5,000)	(92,850)
Purchase of treasury stock	(39)	—
Net cash provided by financing activities	137,261	106,348
Net change in cash and cash equivalents	(31,067)	(13,848)
Cash, cash equivalents and restricted cash:
Cash, cash equivalents and restricted cash, beginning of period	57,251	148,316
Cash, cash equivalents and restricted cash, end of period	$26,184	$134,468

Supplemental cash flow information:
Cash paid for interest	$5,727	$1,950
Cash paid for income taxes	$1,372	$3,568
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$6,209	$1,089
Cash paid for operating lease liabilities	$1,783	$1,795
Non-cash items:
Property, plant and equipment included with accounts payable at period end	$1,236	$778
Non-compete agreements to seller in business combination	$—	$1,700
Amounts payable to seller in business combination	$600	$1,296
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
Restricted Cash
Restricted cash represents cash held in a fiduciary capacity by the Captive for the payment of casualty insurance claims for the Company's subsidiaries. The Company had restricted cash of $0.1 million and $0.0 million at June 30, 2022 and September 30, 2021, respectively.
Restricted Investments
The Company's restricted investments consist of debt securities, which are held in a fiduciary capacity by the Captive for the payment of casualty insurance claims for the Company's subsidiaries. The Company determines the classification of its securities at the time of purchase and re-evaluates the determination at each balance sheet date. The Company has classified these securities as available-for-sale. As a result, these securities are carried at their fair value based on quoted market prices. Unrealized gains and losses are reported as components of accumulated other comprehensive income (loss), net. These securities have been classified as non-current assets, based on their respective maturity dates. The Company had restricted investments of $7.3 million and $0.0 million at June 30, 2022 and September 30, 2021, respectively.
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
Concentration of Risks
Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of contracts receivable including retainage. In the normal course of business, the Company provides credit to its customers and does not generally require collateral. The Company monitors concentrations of credit risk associated with these receivables on an ongoing basis. The Company has not historically experienced significant credit losses, due primarily to management’s assessment of customers’ credit ratings. The Company principally deals with recurring customers, state and local governments and well-known local companies whose reputations are known to management. The Company performs credit checks for significant new customers and generally requires progress payments for significant projects. The Company generally has the ability to file liens against the property if payments are not made on a timely basis. No single customer accounted for more than 10% of the Company’s contracts receivable including retainage, net balance at June 30, 2022 or September 30, 2021.
Projects performed for various departments of transportation accounted for 43.7% and 35.9% of consolidated revenues for the three months ended June 30, 2022 and 2021, respectively, and for 37.2% and 30.7% of consolidated revenues for the nine months ended June 30, 2022 and 2021, respectively. Customers that accounted for more than 10% of consolidated revenues during the three and nine months ended June 30, 2022 and 2021 are presented below:

	% of Consolidated Revenues
	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2022	2021	2022	2021
Alabama Department of Transportation	14.4%	10.9%	10.9%	9.3%
North Carolina Department of Transportation	13.6%	12.2%	10.3%	8.7%
Florida Department of Transportation	9.2%	7.8%	10.4%	8.5%

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

	% of Consolidated Revenues
	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2022	2021	2022	2021
Private	36.6%	38.5%	38.8%	40.0%
Public	63.4%	61.5%	61.2%	60.0%

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
Earnings per Share
Basic net income per share attributable to common stockholders is computed by dividing net income attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net income per common share attributable to common stockholders is the same as basic net income per share attributable to common stockholders but includes dilutive unvested stock awards using the treasury stock method.
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
The Company’s financial instruments include cash and cash equivalents, restricted cash, contracts receivable including retainage, accounts payable and accrued expenses reflected as current assets and current liabilities on its Consolidated Balance Sheets at June 30, 2022 and September 30, 2021. Due to the short-term nature of these instruments, management considers their carrying value to approximate their fair value.
The Company also has debt securities reflected as restricted investments on its Consolidated Balance Sheets at June 30, 2022 and September 30, 2021. These investments are adjusted to fair value at each balance sheet date based on quoted prices, which are considered Level 1 inputs.
The Company also has a Term Loan and a Revolving Credit Facility, as defined and further described in Note 8 - Debt. The carrying value of amounts outstanding under these credit facilities is reflected as long-term debt, net of current maturities and current maturities of long-term debt on the Company’s Consolidated Balance Sheets at June 30, 2022 and September 30, 2021. Due to the variable rate or short-term nature of these instruments, management considers their carrying value to approximate their fair value.
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
These acquisitions were accounted for as business combinations in accordance with FASB Accounting Standards Codification ("ASC") Topic 805 Business Combinations. The Company consulted with independent third parties to assist in the valuation of various types and classes of assets. The Company expects to finalize these values as soon as practicable and no later than one year from the acquisition date. Identifiable tangible assets acquired and liabilities assumed were recorded at their estimated fair values based on the methodology described under "Fair Value Measurements" in Note 2 - Significant Accounting Policies. The amount of the purchase price exceeding the net fair value of identifiable assets acquired and liabilities assumed was recorded as provisional goodwill in the amount of approximately $38.2 million, which is deductible for income tax purposes. Goodwill primarily represents the assembled work force and synergies expected to result from the acquisition. Upon finalizing the accounting for these transactions, management expects to ascribe value to other identifiable intangible assets, including customer relationships and customer backlog, which will reduce the provisional amount allocated to goodwill.
Total consideration for these four acquisitions was $104.7 million, of which $104.1 million has been paid with cash as of June 30, 2022. These acquisitions were funded with borrowings under the Company's Revolving Credit Facility. The total consideration has been provisionally allocated as follows: $1.2 million of cash and cash equivalents, $8.9 million of contracts receivable including retainage, net, $0.1 million of costs and estimated earnings in excess of billings on uncompleted contracts, $2.0 million of inventory, $1.0 million of prepaid expenses and other current assets, $2.8 million of accounts payable, $0.4 million of billings in excess of costs and estimated earnings on uncompleted contracts, $1.2 million of accrued expenses and other current liabilities, $49.5 million of property, plant and equipment, $8.2 million of intangible assets and $38.2 million of goodwill.
Combined Acquisitions During the Three Months and Nine Months Ended June 30, 2022
The Consolidated Statements of Comprehensive Income include $40.5 million of revenue and $0.5 million of net income attributable to the operations of these acquisitions for the three months ended June 30, 2022 and $70.3 million of revenue and $0.8 million of net loss attributable to the operations of these acquisitions for the nine months ended June 30, 2022 from their respective acquisition dates. The Company recorded certain costs to effect the acquisitions as they were incurred, which are reflected in general and administrative expenses on the Company’s Consolidated Statements of Comprehensive Income in the amount of $0.0 million for the three months ended June 30, 2022 and $0.4 million for the nine months ended June 30, 2022.

The following presents actual or pro forma revenues and net income, as applicable, as though the acquisitions had occurred on October 1, 2020 (unaudited, in thousands):

	For the Three Months Ended June 30,
	2022	2021
Pro forma revenues	$380,272	$314,819
Pro forma net income	$12,168	$11,833

	For the Nine Months Ended June 30,
	2022	2021
Pro forma revenues	$963,572	$772,583
Pro forma net income	$10,689	$18,186
Pro forma financial information is presented as if the acquired operations had been included in the consolidated results of the Company since October 1, 2020, and gives effect to transactions that are directly attributable to the acquisitions, including adjustments to:
(a)Include the pro forma results of operations of the acquisitions for the three and nine months ended June 30, 2022 and 2021.

(b)Include additional depreciation and depletion expense related to the fair value of acquired property, plant and equipment and reserves at aggregates facilities, as applicable, as if such assets were acquired on October 1, 2020 and consistently applied to the Company’s depreciation and depletion methodologies.

(c)Include interest expense under the Term Loan as if the funds borrowed to finance the purchase prices were borrowed on October 1, 2020. Interest expense calculations further assume that no principal payments were made during the period from October 1, 2020 through June 30, 2022, and that the interest rate in effect on the date the Company made the acquisitions was in effect for the period from October 1, 2020 through June 30, 2022.

(d)Exclude $0.4 million of acquisition-related expenses from the three and nine months ended June 30, 2022, as though such expenses were incurred prior to the pro forma acquisition date of October 1, 2020.

Pro forma information is presented for informational purposes and may not be indicative of revenue or net income that would have been achieved if these acquisitions had occurred on October 1, 2020.
Provisional Accounting
In July 2021, the Company acquired a HMA contracting company and related entities, all headquartered in Cullman, Alabama. In August 2021, the Company acquired a crushed stone and aggregates facility located near Goldston, North Carolina. As of June 30, 2022, there have been no material adjustments to the September 30, 2021 provisional accounting for either acquisition.

Note 5 - Contracts Receivable Including Retainage, net
Contracts receivable including retainage, net consisted of the following at June 30, 2022 and September 30, 2021 (in thousands):

	June 30, 2022	September 30, 2021
	(unaudited)
Contracts receivable	$205,092	$132,456
Retainage	35,777	27,640
	240,869	160,096
Allowance for doubtful accounts	(879)	(1,926)
Contracts receivable including retainage, net	$239,990	$158,170

Retainage receivables have been billed but are not due until contract completion and acceptance by the customer.

Note 6 - Contract Assets and Liabilities
Costs and estimated earnings compared to billings on uncompleted contracts at June 30, 2022 and September 30, 2021 consisted of the following (in thousands):

	June 30, 2022	September 30, 2021
	(unaudited)
Costs on uncompleted contracts	$1,337,906	$1,058,434
Estimated earnings to date on uncompleted contracts	132,934	110,430
	1,470,840	1,168,864
Billings to date on uncompleted contracts	(1,485,721)	(1,179,560)
Net billings in excess of costs and estimated earnings on uncompleted contracts	$(14,881)	$(10,696)

Significant changes to balances of costs and estimated earnings in excess of billings (contract asset) and billings in excess of costs and estimated earnings (contract liability) on uncompleted contracts from September 30, 2021 to June 30, 2022 are presented below (in thousands):

	Costs and Estimated Earnings in Excess of Billings on Uncompleted Contracts	Billings in Excess of Costs and Estimated Earnings on Uncompleted Contracts	Net Billings in Excess of Costs and Estimated Earnings on Uncompleted Contracts
September 30, 2021	$23,023	$(33,719)	$(10,696)
Changes in revenue billed, contract price or cost estimates	9,612	(13,797)	(4,185)
June 30, 2022 (unaudited)	$32,635	$(47,516)	$(14,881)

At June 30, 2022, the Company had unsatisfied or partially unsatisfied performance obligations under construction project contracts representing approximately $958.9 million in aggregate transaction price. The Company expects to earn revenue as it satisfies its performance obligations under those contracts in the amount of approximately $326.8 million during the remainder of the fiscal year ending September 30, 2022 and $632.1 million thereafter.
Note 7 - Property, Plant and Equipment
Property, plant and equipment at June 30, 2022 and September 30, 2021 consisted of the following (in thousands):

	June 30, 2022	September 30, 2021
	(unaudited)
Construction equipment	$380,834	$333,966
Plants	153,291	143,172
Mineral reserves	90,067	86,556
Land and improvements	58,928	53,415
Buildings	29,948	27,163
Furniture and fixtures	6,940	6,426
Leasehold improvements	1,230	1,230
Total property, plant and equipment, gross	721,238	651,928
Accumulated depreciation, depletion and amortization	(291,578)	(250,803)
Construction in progress	24,313	3,707
Total property, plant and equipment, net	$453,973	$404,832

Depreciation, depletion and amortization expense related to property, plant and equipment was $17.6 million and $12.4 million for the three months ended June 30, 2022 and 2021, respectively, and $50.4 million and $35.6 million for the nine months ended June 30, 2022 and 2021, respectively.

Note 8 - Debt
The Company maintains credit facilities to finance acquisitions, to fund the purchase of real estate, construction equipment, plants and other fixed assets, and for general working capital purposes. Debt at June 30, 2022 and September 30, 2021 consisted of the following (in thousands):

	June 30, 2022	September 30, 2021
	(unaudited)
Long-term debt:
Term Loan	$250,000	$197,500
Revolving Credit Facility	105,100	20,000
Total long-term debt	355,100	217,500
Deferred debt issuance costs	(1,427)	(1,325)
Current maturities of long-term debt	(12,500)	(10,000)
Long-term debt, net of current maturities	$341,173	$206,175

On June 30, 2022, the Company and each of its subsidiaries entered into a Third Amended and Restated Credit Agreement with PNC Bank, National Association, as administrative agent and lender, PNC Capital Markets LLC, as joint lead arranger and sole bookrunner, Regions Bank and BofA Securities, Inc., each as a joint arranger, and certain other lenders (as amended and restated, the “Credit Agreement”). The Credit Agreement provides for (i) a term loan facility in an initial aggregate principal amount of $250.0 million (the “Term Loan”) the full amount of which was drawn at closing, (ii) a revolving credit facility in an initial aggregate principal amount of $325.0 million, (the “Revolving Credit Facility”), and (iii) a delayed draw term loan facility in an initial aggregate principal amount of $50.0 million. Among other things, the proceeds of the Term Loan were used to refinance indebtedness of the Company and its subsidiaries under its prior credit facility.
The Term Loan, inclusive of any incremental borrowings made in the form of a term loan, will amortize in quarterly installments commencing on September 30, 2022 in an amount (subject, in each case, to adjustments for prior mandatory and voluntary prepayments of principal) equal to: (i) 1.25% of the original principal amount of the Term Loan on September 30, 2022 and on each of the following eleven quarter-end payment dates, and (ii) 1.875% of the original principal amount of the Term Loan on each of the next eight quarter-end payment dates. All outstanding advances under the Term Loan and Revolving Credit Facility are due and payable in full on June 30, 2027. The annual interest rates applicable to advances will be calculated, at the Company’s option, by using either a base rate, Daily Simple SOFR plus 0.10%, or Term SOFR plus 0.10%, and in each case, plus an applicable margin percentage that corresponds to the Company’s consolidated net leverage ratio. Subject to various requirements, the Company generally may (and, under certain circumstances, must), prepay all or a portion of the outstanding balance of the advances, together with accrued interest thereon, prior to their contractual maturity. The obligations of the Company and its subsidiaries under the Credit Agreement are secured by a first priority security interest in substantially all of the Company’s assets.

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
Conversion of Class B Common Stock to Class A Common Stock
During the nine months ended June 30, 2022, certain stockholders of the Company converted a total of 4,338,924 shares of Class B common stock into shares of Class A common stock on a one-for-one basis. As of June 30, 2022, there were 41,193,887 shares of Class A common stock and 11,352,915 shares of Class B common stock outstanding.

Treasury Stock
During the nine months ended June 30, 2022, the Company received a total of 1,843 shares of Class A common stock from employees for reimbursement of income taxes paid by the Company on behalf of these employees related to the vesting of restricted stock awards.
Restricted Stock Awards
During the nine months ended June 30, 2022, the Company awarded a total of 256,167 restricted shares of Class A common stock to certain directors, officers and employees of the Company under the Construction Partners, Inc. 2018 Equity Incentive Plan (the “Equity Incentive Plan”).
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

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2022	2021	2022	2021
Numerator
Net income (loss) attributable to common stockholders	$12,168	$9,340	$8,261	$12,276
Denominator
Weighted average number of common shares outstanding, basic	51,793,245	51,686,735	51,760,384	51,620,143
Net income (loss) per common share attributable to common stockholders, basic	$0.23	$0.18	$0.16	$0.24

The following table summarizes the calculation of the weighted-average number of diluted common shares outstanding and the calculation of diluted earnings per share for the periods presented (unaudited in thousands, except share and per share amounts):

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2022	2021	2022	2021
Numerator
Net income (loss) attributable to common stockholders	$12,168	$9,340	$8,261	$12,276
Denominator
Weighted average number of basic common shares outstanding, basic	51,793,245	51,686,735	51,760,384	51,620,143
Effect of dilutive securities:
Restricted stock grants under 2018 Equity Incentive Plan	95,266	177,668	168,043	106,852
Weighted average number of diluted common shares outstanding	51,888,511	51,864,403	51,928,427	51,726,994
Net income (loss) per diluted common share attributable to common stockholders	$0.23	$0.18	$0.16	$0.24

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
The Company’s effective income tax rate for the three months ended June 30, 2022 and 2021 was 24.5% and 33.0%, respectively. The Company’s effective tax rate for the nine months ended June 30, 2022 and 2021 was 25.8% and 32.0%, respectively. The changes in the Company's effective rates are due to differences in state tax rates at its operating subsidiaries and an unfavorable impact of a non-deductible legal settlement incurred in the three months ended June 30, 2021.
Note 12 - Related Parties
On December 31, 2017, the Company sold an indirect wholly owned subsidiary to an immediate family member of an executive officer of the Company (“Purchaser of Subsidiary”) in consideration for a note receivable in the amount of $1.0 million, which approximated the net book value of the disposed entity. At June 30, 2022, $0.1 million and $0.4 million was reflected on the Company’s Consolidated Balance Sheets within other current assets and other assets, respectively, representing the remaining balances on this note receivable. In connection with this transaction, the Company also received a note receivable from the disposed entity (“Disposed Entity”) on December 31, 2017 in the amount of $1.0 million representing certain accounts payable of the Disposed Entity that were paid by the Company. At June 30, 2022, $0.1 million and $0.2 million was reflected on the Company’s Consolidated Balance Sheets within other current assets and other assets, respectively, representing the remaining balances on this note receivable. The notes do not bear interest and are scheduled to be repaid in periodic installments during fiscal year 2022 through fiscal year 2026.

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

The following table presents revenues earned and expenses incurred by the Company during the three and nine months ended June 30, 2022 and 2021, and accounts receivable and payable balances at June 30, 2022 and September 30, 2021, related to transactions with the related parties described above (in thousands):

	Revenue Earned (Expense Incurred)								Accounts Receivable (Payable)
	For the Three Months Ended June 30,				For the Nine Months Ended June 30,				June 30,	September 30,
	2022		2021		2022		2021		2022	2021
	(unaudited)		(unaudited)		(unaudited)		(unaudited)		(unaudited)
Purchaser of Subsidiary	$—		$—		$—		$—		$518	$518
Disposed Entity	—		—		—		—		330	330
Land Development Project	—		7		—		8		707	788
Subcontracting Services	(2,596)	(1)	(2,689)	(1)	(5,688)	(1)	(5,292)	(1)	(400)	(563)
Construction Services	—	(2)	17	(2)	—	(2)	136	(2)	—	—
Island Pond	(80)	(2)	(80)	(2)	(240)	(2)	(240)	(2)	—	—
Vehicles - Purchases	—	(3)	(128)	(3)	—	(3)	(536)	(3)	—	—
Vehicles - Rent Expense	—	(2)	(31)	(2)	—	(2)	(158)	(2)	—	—
SunTx	(370)	(2)	(412)	(2)	(1,129)	(2)	(1,550)	(2)	—	—

(1) Cost is reflected as cost of revenues on the Company’s Consolidated Statements of Comprehensive Income.
(2) Cost is reflected as general and administrative expenses on the Company’s Consolidated Statements of Comprehensive Income.
(3) Purchases reflected in property, plant & equipment, net, on the Company's Consolidated Balance Sheets.

Note 13 - Equity-Based Compensation
Restricted Stock Awards
During the nine months ended June 30, 2022, the Company awarded a total of 256,167 restricted shares of Class A common stock to certain directors, officers and employees of the Company under the Equity Incentive Plan.
Compensation expense in connection with the Equity Incentive Plan, is reflected as general and administrative expenses in the Company’s Consolidated Statements of Comprehensive Income. Compensation expense was $1.8 million and $1.3 million for the three months ended June 30, 2022 and 2021, respectively, and $5.1 million and $2.2 million for the nine months ended June 30, 2022 and 2021, respectively. At June 30, 2022, there was approximately $14.9 million of unrecognized compensation expense related to these awards.
The underlying shares subject to awards granted under the Equity Incentive Plan will vest, as follows:

Fiscal Year	Number of Shares
2022	34,685
2023	37,185
2024	352,183
2025	312,004
2026	15,000
Total	751,057

Note 14 - Leases
The Company leases certain facilities, office space, vehicles and equipment. As of June 30, 2022, operating leases under ASC Topic 842, Leases (“Topic 842”) were included in (i) operating lease right-of use assets, (ii) current portion of operating lease liabilities and (iii) operating lease liabilities, net of current portion on the Company’s Consolidated Balance Sheets in the amounts of $11.2 million, $2.1 million and $9.3 million, respectively. As of June 30, 2022, the Company did not have any lease contracts that had not yet commenced but had created significant rights and obligations.

The components of lease expense were as follows (unaudited, in thousands):

	For the Three Months Ended June 30,
	2022	2021
Operating lease cost	$650	$593
Short-term lease cost	5,698	3,732
Total lease expense	$6,348	$4,325

	For the Nine Months Ended June 30,
	2022	2021
Operating lease cost	$1,884	$1,946
Short-term lease cost	13,905	8,857
Total lease expense	$15,789	$10,803

Short-term leases (those with terms of 12 months or less) are not capitalized but are expensed on a straight-line basis over the lease term. The majority of our short-term leases relate to equipment used on construction projects. These leases are entered into at periodic rental rates for an unspecified duration and typically have a termination for convenience provision.

As of June 30, 2022, the weighted-average remaining term of the Company’s leases was 7.7 years, and the weighted-average discount rate was 3.30%. As of June 30, 2022, the lease liability was equal to the present value of the remaining lease payments, discounted using the incremental borrowing rate on the Company’s secured debt using a single maturity discount rate, as such rate is not materially different from the discount rate applied to each of the leases in the portfolio.

The following table summarizes the Company’s undiscounted lease liabilities outstanding as of June 30, 2022 (unaudited, in thousands):

Fiscal Year	Amount
Remainder of 2022	$627
2023	2,395
2024	2,004
2025	1,621
2026	1,605
2027 and thereafter	4,902
Total future minimum lease payments	$13,154
Less: imputed interest	1,730
Total	$11,424

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

If the Company does not designate a derivative as one of the above, changes in the fair value of the undesignated derivative instrument are reported in current period earnings. Cash flows from designated derivative financial instruments are classified within the same category as the item being hedged in the Consolidated Statements of Cash Flows, while cash flows from undesignated derivative financial instruments are included as an investing activity.

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

The following table represents the approximate amount of realized and unrealized gains (losses) and changes in fair value recognized in earnings on commodity derivative contracts for the three and nine months ended June 30, 2022 and 2021 and the fair value of these derivatives as of June 30, 2022 and September 30, 2021 (in thousands):

	For the Three Months Ended June 30,
		2022			2021
	Change in			Change in
Income Statement Classification	Realized Gain (Loss)	Unrealized Gain (Loss)	Total Gain (Loss)	Realized Gain (Loss)	Unrealized Gain (Loss)	Total Gain (Loss)
Cost of revenues	$1,349	$143	$1,492	$302	$632	$934
Interest expense, net	(121)	316	195	(163)	132	(31)
Total	$1,228	$459	$1,687	$139	$764	$903

	For the Nine Months Ended June 30,
		2022			2021
	Change in			Change in
Income Statement Classification	Realized Gain (Loss)	Unrealized Gain (Loss)	Total Gain (Loss)	Realized Gain (Loss)	Unrealized Gain (Loss)	Total Gain (Loss)
Cost of revenues	$2,206	$921	$3,127	$257	$2,390	$2,647
Interest expense, net	(1,030)	1,668	638	(511)	751	240
Total	$1,176	$2,589	$3,765	$(254)	$3,141	$2,887

	June 30, 2022	September 30, 2021
Balance Sheet Classification	(unaudited)
Prepaid expenses and other current assets - commodity swaps	$2,737	$990
Other assets - commodity swaps	814	822
Other assets - interest rate swaps (1)	12,622	—
Accrued expense and other current liabilities - commodity swaps	(3)	—
Accrued expense and other current liabilities - interest rate swaps	—	(97)
Other long-term liabilities - commodity swaps	(815)	—
Other long-term liabilities - interest rate swaps (2)	—	(748)
Net unrealized gain position	$15,355	$967

(1) Includes designated cash flow hedge of $11,767 and $0 as of June 30, 2022 and September 30, 2021, respectively.
(2) Includes designated cash flow hedge of $0 and $(31) as of June 30, 2022 and September 30, 2021, respectively.

Note 16 - Fair Value Measurements

The following table presents the Company’s liabilities measured at fair value on a recurring basis as of June 30, 2022 and September 30, 2021 under ASC 820, Fair Value Measurements (in thousands):

	June 30, 2022	September 30, 2021
	(unaudited)
	Level 2	Level 2
Assets
Commodity swap contracts	$3,551	$1,812
Interest rate swaps	12,622	—

Liabilities:
Commodity swap contracts	$818	$—
Interest rate swap contracts	—	845

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

Note 17 - Commitments
Letters of Credit

Under the Revolving Credit Facility, the Company has a total capacity of $325.0 million that may be used for a combination of cash borrowings and letter of credit issuances. At June 30, 2022, the Company had aggregate letters of credit outstanding in the amount of $11.3 million, primarily related to certain insurance policies.
Purchase Commitments
As of June 30, 2022, the Company had unconditional purchase commitments for diesel fuel and natural gas in the normal course of business in the aggregate amount of $6.9 million and $1.5 million, respectively. Management does not expect any significant changes in the market value of these goods during the commitment period that would have a material adverse effect on the financial condition, results of operations and cash flows of the Company. As of June 30, 2022, the Company's purchase commitments annually thereafter are as follows (in thousands):

Fiscal Year	Amount
Remainder of 2022	$2,795
2023	4,827
2024	780
Total	$8,402

Minimum Royalties

The Company has lease agreements associated with aggregates facilities under which the Company makes royalty payments. These agreements are outside the scope of Topic 842. The payments are generally based on tons sold in a particular period; however, certain agreements have minimum annual payments. The Company has commitments in the form of minimum royalties as of June 30, 2022 in the amount of $2.7 million, due as follows (in thousands):

Fiscal Year	Amount
Remainder of 2022	$12
2023	255
2024	245
2025	209
2026	182
Thereafter	1,785
Total	$2,688

Royalty expense recorded in cost of revenue was $0.4 million and $0.3 million for the three months ended June 30 2022 and 2021, respectively, and $1.2 million and $0.7 million for the nine months ended June 30, 2022 and 2021, respectively.

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

In March 2022, the Captive purchased debt securities, which have been classified as available-for-sale as of June 30, 2022. These securities are carried at their fair value based on quoted market prices. Unrealized gains and losses are reported as components of accumulated other comprehensive income (loss), net.

Amounts in accumulated other comprehensive income (AOCI), net of tax, at June 30, 2022 and September 30, 2021, were as follows (in thousands):

AOCI	June 30, 2022 (unaudited)	September 30, 2021

Interest rate swap contract	$11,767	$(31)
Unrealized loss on available-for-sale securities	(350)	—
Less tax effect of other comprehensive income (loss) items	(2,962)	8
Total	8,455	(23)

Changes in AOCI, net of tax, are as follows (in thousands):

AOCI
Balance at September 30, 2020	$—
Net OCI changes	—
Balance at June 30, 2021	$—

AOCI
Balance at September 30, 2021	$(23)
Net OCI changes	8,478
Balance at June 30, 2022	$8,455

Amounts reclassified from AOCI to earnings are as follows (in thousands):

	For the Three Months Ended June 30,
	2022	2021
Interest expense	$55	$—
Benefit from income taxes	(14)	—
Total reclassifications from AOCI to earnings	$41	$—

	For the Nine Months Ended June 30,
	2022	2021
Interest expense	$691	$—
Benefit from income taxes	(178)	—
Total reclassifications from AOCI to earnings	$513	$—

Note 19 - Subsequent Events
On July 1, 2022, the Company entered into a $300.0 million notional interest rate swap agreement to hedge against SOFR interest rate fluctuations on a portion of its variable rate debt. The agreement provides for a fixed rate of 1.85% and a term through June 30, 2027. The agreement was designated as a cash flow hedge. The Company received a credit of $12.6 million under the "blend and extend" arrangement utilizing the fair values of the existing interest rate swap agreements at June 30, 2022.
On August 1, 2022, the Company acquired substantially all of the assets of Southern Asphalt, Inc., an asphalt paving company headquartered in Conway, South Carolina. The acquisition was funded from borrowings under our delayed draw term loan in the amount of $25.2 million. The final amount of consideration for the acquisition remains subject to post-closing adjustments that are in the process of being completed with respect to inventory and certain assumed liabilities. The transaction extended the Company's footprint into eastern South Carolina and added two HMA plants in the Myrtle Beach, South Carolina metro area.

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
Recent Developments
Inflationary Trends
During the three months and nine months ended June 30, 2022, we continued to experience an upward trend in several inflation-sensitive inputs necessary for us to provide our products and services, including upward pressure on wages and increases in the cost of raw materials used to produce HMA and other items that are critical to our business, including fuel, concrete and steel. In addition, we experienced some disruptions from various participants in our supply chain, including subcontractors, materials suppliers and equipment manufacturers, who provide the raw materials, equipment, vehicles, construction supplies and other services we require in order to manufacture HMA and perform our construction projects. To date, we have been able to mitigate some of the effects of inflation, supply chain disruptions and labor constraints on our business by increasing prices for our products and including the anticipated cost increases in the construction projects we bid. However, we are limited in our ability to pass through increased costs for projects already in our backlog and, under those circumstances, may be unable to recoup losses or diminished profit margins by passing these costs through to our customers.
Amended and Restated Credit Agreement
On June 30, 2022, we entered into a Third Amended and Restated Credit Agreement. The Credit Agreement provides for (i) a Term Loan in an initial aggregate principal amount of $250.0 million, the full amount of which was drawn at closing, (ii) a Revolving Credit Facility in an initial aggregate principal amount of $325.0 million, and (iii) a delayed draw term loan facility in an initial aggregate principal amount of $50.0 million. Among other things, the proceeds of the Term Loan were used to refinance our indebtedness under our prior credit facility. For further discussion regarding the Credit Agreement, see Note 8 - Debt to the unaudited consolidated financial statements included elsewhere in this report.

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
The following table presents a reconciliation of net income, the most directly comparable measure calculated in accordance with GAAP, to Adjusted EBITDA and the calculation of Adjusted EBITDA Margin for the periods presented (unaudited in thousands, except percentages):

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2022	2021	2022	2021
Net income	$12,168	$9,340	$8,261	$12,276
Interest expense, net	2,054	568	4,177	1,334
Provision for income taxes	3,955	4,600	2,868	5,767
Depreciation, depletion, accretion and amortization	17,244	12,626	50,291	36,011
Equity-based compensation expense	1,848	1,347	5,094	2,202
Management fees and expenses (1)	370	412	1,129	1,550
Settlement of legal claim and associated legal expenses (2)	—	134	—	4,366
Adjusted EBITDA	$37,639	$29,027	$71,820	$63,506
Revenues	$380,272	$261,656	$908,621	$631,697
Adjusted EBITDA Margin	9.9%	11.1%	7.9%	10.1%
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
The following table presents a reconciliation of net income, the most directly comparable measure calculated in accordance with GAAP, to adjusted net income for the periods presented (unaudited in thousands):

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2022	2021	2022	2021
Net income	$12,168	$9,340	$8,261	$12,276
Settlement of legal claim (1)	—	—	$—	$3,200
Legal expenses associated with settlement of legal claim (1)	—	134	$—	$1,166
Adjusted net income	$12,168	$9,474	$8,261	$16,642

(1)Reflects legal expenses associated with a settlement agreement entered into in April 2021 unrelated to the Company's core operations.

Results of Operations
Three Months Ended June 30, 2022 Compared to Three Months Ended June 30, 2021
The following table sets forth selected financial data for the three months ended June 30, 2022 and 2021 (unaudited in thousands, except percentages):

					Change From the Three Months Ended
	For the Three Months Ended June 30,				June 30, 2021
					to the Three Months Ended
	2022		2021		June 30, 2022
	Dollars	% of Revenues	Dollars	% of Revenues	$ Change	% Change
Revenues	$380,272	100.0%	$261,656	100.0%	$118,616	45.3%
Cost of revenues	336,022	88.4%	225,039	86.0%	110,983	49.3%
Gross profit	44,250	11.6%	36,617	14.0%	7,633	20.8%
General and administrative expenses	(26,584)	(7.0)%	(23,195)	(8.9)%	(3,389)	14.6%
Gain on sale of equipment, net	333	0.1%	835	0.3%	(502)	(60.1)%
Operating income	17,999	4.7%	14,257	5.4%	3,742	26.2%
Interest expense, net	(2,054)	(0.5)%	(568)	(0.2)%	(1,486)	261.6%
Other income (expense)	178	—%	252	0.1%	(74)	(29.4)%
Income before provision for income taxes and earnings from investment in joint venture	16,123	4.2%	13,941	5.3%	2,182	15.7%
Provision for income taxes	3,955	1.0%	4,600	1.8%	(645)	(14.0)%
Earnings from investment in joint venture	—	—%	(1)	0.1%	1	(100.0)%
Net income	$12,168	3.2%	$9,340	3.6%	$2,828	30.3%
Adjusted EBITDA	$37,639	9.9%	$29,027	11.1%	$8,612	29.7%
Adjusted net income	$12,168	3.2%	$9,474	3.6%	$2,694	28.4%

Revenues. Revenues for the three months ended June 30, 2022 increased $118.6 million, or 45.3%, to $380.3 million from $261.7 million for the three months ended June 30, 2021. The increase included $53.1 million of revenues attributable to acquisitions completed subsequent to June 30, 2021 and an increase of approximately $65.5 million of revenues in our existing markets from contract work and sales of HMA and aggregates to third parties. The 25.0% increase in revenues in our existing markets was due to strong demand in both public and private work.
Gross Profit. Gross profit for the three months ended June 30, 2022 increased $7.7 million, or 20.8%, to $44.3 million from $36.6 million for the three months ended June 30, 2021. The increase in gross profit was primarily the result of the 45.3% increase in revenues for the three months ended June 30, 2022 compared to the three months ended June 30, 2021. The lower gross profit margin was due to (i) lower profit margins on the projects we assumed in connection with recent acquisitions and (ii) increases in the cost of raw materials, fuel, labor, and trucking, and (iii) supply chain issues.
General and Administrative Expenses. General and administrative expenses for the three months ended June 30, 2022 increased $3.4 million, or 14.6%, to $26.6 million from $23.2 million for the three months ended June 30, 2021. The increase was primarily the result of (i) a $0.5 million increase in equity-based compensation expense, and (ii) a $2.3 million increase attributable to general and administrative expenses associated with the operations of businesses acquired subsequent to June 30, 2021.
Interest Expense, Net. Interest expense, net for the three months ended June 30, 2022 increased $1.5 million, to $2.1 million compared to $0.6 million for the three months ended June 30, 2021. The increase in interest expense, net was due to an increase in the average principal debt balance outstanding and higher interest rates during the three months ended June 30, 2022 compared to the corresponding period in 2021.

Provision for Income Taxes. Our effective tax rate decreased to 24.5% for the three months ended June 30, 2022, from 33.0% for the three months ended June 30, 2021. Our lower effective tax rate during the three months ended June 30, 2022 was the result of an unfavorable impact of a non-deductible legal settlement incurred in the three months ended June 30, 2021.

Net Income. Net income increased $2.9 million to $12.2 million for the three months ended June 30, 2022, compared to $9.3 million for the three months ended June 30, 2021. The increase in net income was primarily a result of higher revenues and related gross profit, partially offset by an increase in general and administrative expenses and interest expense, net, all as described above.

Adjusted EBITDA and Adjusted EBITDA Margin. Adjusted EBITDA and Adjusted EBITDA Margin were $37.6 million and 9.9%, respectively, for the three months ended June 30, 2022, compared to $29.0 million and 11.1%, respectively, for the three months ended June 30, 2021. The increase in Adjusted EBITDA primarily resulted from higher gross profit, and an increase in depreciation, depletion, accretion and amortization of long-lived assets, partially offset by higher general and administrative expenses. The lower Adjusted EBITDA Margin was primarily a result of a lower gross profit percentage, partially offset by a lower general and administrative expense percentage, as described above. See the description of Adjusted EBITDA and Adjusted EBITDA Margin, as well as a reconciliation of Adjusted EBITDA to net income, under the heading “How We Assess Performance of Our Business”.
Adjusted Net Income. Adjusted net income increased $2.7 million to $12.2 million for the three months ended June 30, 2022, compared to $9.5 million for the three months ended June 30, 2021. The increase in adjusted net income was primarily a result of higher revenues and related gross profit, partially offset by an increase in general and administrative expenses and interest expense, net, all as described above.

Nine Months Ended June 30, 2022 Compared to Nine Months Ended June 30, 2021
The following table sets forth selected financial data for the nine months ended June 30, 2022 and 2021 (unaudited in thousands, except percentages):

					Change From the Nine Months Ended
	For the Nine Months Ended June 30,				June 30, 2021
					to the Nine Months Ended
	2022		2021		June 30, 2022
	Dollars	% of Revenues	Dollars	% of Revenues	$ Change	% Change
Revenues	$908,621	100.0%	$631,697	100.0%	$276,924	43.8%
Cost of revenues	818,910	90.1%	546,414	86.5%	272,496	49.9%
Gross profit	89,711	9.9%	85,283	13.5%	4,428	5.2%
General and administrative expenses	(76,530)	(8.5)%	(67,754)	(10.7)%	(8,776)	13.0%
Gain on sale of equipment, net	1,788	0.2%	1,177	0.2%	611	51.9%
Operating income	14,969	1.6%	18,706	3.0%	(3,737)	(20.0)%
Interest expense, net	(4,177)	(0.5)%	(1,334)	(0.2)%	(2,843)	213.1%
Other income (expense)	337	0.1%	661	0.1%	(324)	(49.0)%
Income before provision for income taxes and earnings from investment in joint venture	11,129	1.2%	18,033	2.9%	(6,904)	(38.3)%
Provision for income taxes	2,868	0.3%	5,767	1.0%	(2,899)	(50.3)%
Earnings from investment in joint venture	—	—%	10	—%	(10)	(100.0)%
Net income	$8,261	0.9%	$12,276	1.9%	$(4,015)	(32.7)%
Adjusted EBITDA	$71,820	7.9%	$63,506	10.1%	$8,314	13.1%
Adjusted net income	$8,261	0.9%	$16,642	2.6%	$(8,381)	(50.4)%

Revenues. Revenues for the nine months ended June 30, 2022 increased $276.9 million, or 43.8%, to $908.6 million from $631.7 million for the nine months ended June 30, 2021. The increase included approximately $120.7 million of revenues attributable to acquisitions completed subsequent to June 30, 2021 and an increase of approximately $156.2 million of revenues in our existing markets from contract work and sales of HMA and aggregates to third parties. The 24.7% increase in revenues in our existing markets was due to strong demand in both public and private work.
Gross Profit. Gross profit for the nine months ended June 30, 2022 increased $4.4 million, or 5.2%, to $89.7 million from $85.3 million for the nine months ended June 30, 2021. The increase in gross profit was primarily the result of the 43.8% increase in revenues for the nine months ended June 30, 2022 compared to the nine months ended June 30, 2021. The lower gross profit margin was due to (i) lower profit margins on the projects we assumed in connection with recent acquisitions, and (ii) increases in the cost of raw materials, fuel, labor, and trucking and (iii) supply chain issues.
General and Administrative Expenses. General and administrative expenses for the nine months ended June 30, 2022 increased $8.7 million, or 13.0%, to $76.5 million from $67.8 million for the nine months ended June 30, 2021. The increase was primarily the result of (i) a $2.9 million increase in equity-based compensation expense, (ii) a $5.2 million increase attributable to general and administrative expenses associated with the operations of businesses acquired subsequent to June 30, 2021, (iii) a $2.1 million increase in various professional fees, primarily driven by business acquisitions, information technology expenses and increased accounting and consulting fees, and (iv) a $3.8 million increase in management personnel payroll and benefits. These increases were partially offset by a $4.4 million decrease in legal expenses associated with a legal settlement and associated legal fees in April 2021 unrelated to the Company's core operations.
Interest Expense, Net. Interest expense, net for the nine months ended June 30, 2022 increased $2.9 million, to $4.2 million compared to $1.3 million for the nine months ended June 30, 2021. The increase in interest expense was due to an increase in the average principal debt balance outstanding and higher interest rates during the nine months ended June 30, 2022 compared to the corresponding period in 2021.

Provision for Income Taxes. Our effective tax rate decreased to 25.8% for the nine months ended June 30, 2022, from 32.0% for the nine months ended June 30, 2021. Our lower effective tax rate during the nine months ended June 30, 2022 was the result of an unfavorable impact of a non-deductible legal settlement incurred in the nine months ended June 30, 2021.

Net Income (Loss). Net income decreased $4.0 million to $8.3 million for the nine months ended June 30, 2022, compared to $12.3 million for the nine months ended June 30, 2021. The decrease in net income was primarily a result of higher general and administrative expenses and higher interest expense, net, partially offset by higher revenues and related gross profit, all as described above.
Adjusted EBITDA and Adjusted EBITDA Margin. Adjusted EBITDA and Adjusted EBITDA Margin were $71.8 million and 7.9%, respectively, for the nine months ended June 30, 2022, compared to $63.5 million and 10.1%, respectively, for the nine months ended June 30, 2021. The increase in Adjusted EBITDA was a result of an increase in gross profit and an increase in depreciation, depletion, accretion and amortization of long-lived assets, partially offset by higher general and administrative expenses. The lower Adjusted EBITDA Margin was primarily a result of a lower gross profit percentage, partially offset by a lower general and administrative expense percentage, as described above. See the description of Adjusted EBITDA and Adjusted EBITDA Margin, as well as a reconciliation of Adjusted EBITDA to net income, under the heading “How We Assess Performance of Our Business”.
Adjusted Net Income. Adjusted net income decreased $8.4 million to $8.3 million for the nine months ended June 30, 2022, compared to $16.6 million for the nine months ended June 30, 2021. The decrease in adjusted net income was primarily a result of higher general and administrative expenses and higher interest expense, net, all as described above.

Inflation and Price Changes
As described above under the heading “Inflationary Trends,” during the three and nine months ended June 30, 2022, we continued to experience an upward trend in several inflation-sensitive inputs necessary for us to provide our products and services, including upward pressure on wages and increases in the cost of raw materials used to produce HMA and other items that are critical to our business. Inflation had an immaterial impact on our results of operations for the three and nine months ended June 30, 2021 due to relatively low inflation in the United States during that period and our ability to recover increasing costs by obtaining higher prices for our products, including sale price escalator clauses in most of our public infrastructure sector contracts.

Liquidity and Capital Resources
Cash Flows Analysis
The following table sets forth our cash flows for the periods indicated (unaudited in thousands):

	For the Nine Months Ended June 30,
	2022	2021
Net cash (used by) provided by operating activities, net of acquisition	$(9,721)	$9,334
Net cash used in investing activities	(158,607)	(129,530)
Net cash provided by financing activities	137,261	106,348
Net change in cash and cash equivalents	$(31,067)	$(13,848)

Operating Activities
During the nine months ended June 30, 2022, cash used by operating activities, net of acquisitions, was $9.7 million, primarily as a result of:
•net income of $8.3 million, including $50.3 million of depreciation, depletion, accretion and amortization of long-lived assets, unrealized gains on derivative instruments of $2.6 million and equity-based compensation expense of $5.1 million;
•an increase in contracts receivable including retainage, net, of $71.9 million as a result of higher overall revenues due to acquisitions and growth in existing markets;

•an increase in prepaid expenses and other current assets of $2.3 million primarily due to timing of deposits for federal and state income taxes and the timing of payments under our insurance policies;

•an increase in inventories of $21.8 million due to inventory acquired in acquisitions, higher inventory costs and normal fluctuations in our inventory cycle;

•an increase in accounts payable and accrued expenses and other current liabilities of $23.1 million due to increased construction activity; and

•a net increase of $3.9 million in the difference between costs and estimated earnings in excess of billings on uncompleted contracts and billings in excess of costs and estimated earnings on uncompleted contracts due to the timing of performing and closing projects and higher revenue from construction activities.

During the nine months ended June 30, 2021, cash provided by operating activities, net of acquisitions, was $9.3 million, primarily as a result of:

•net income of $12.3 million, including $36.0 million of depreciation, depletion, accretion and amortization of long-lived assets, unrealized gains on derivative instruments of $3.1 million and equity-based compensation expense of $2.2 million;
•an increase in contracts receivable including retainage, net, of $33.0 million as a result of higher overall revenues due to acquisitions and growth in existing markets;

•an increase in other assets of $4.1 million primarily due to capitalized costs related to the amended revolving credit facility and deposits on property, plant and equipment assets;

•an increase in inventories of $8.1 million due to inventory acquired in acquisitions and normal fluctuations in our inventory cycle;

•an increase in accounts payable and accrued expenses and other current liabilities of $19.8 million due to increased construction activity; and

•a net decrease of $10.0 million in the difference between costs and estimated earnings in excess of billings on uncompleted contracts and billings in excess of costs and estimated earnings on uncompleted contracts due to the timing of performing and closing projects.

Investing Activities
During the nine months ended June 30, 2022, cash used in investing activities was $158.6 million, of which $102.9 million related to acquisitions completed in the period, $52.2 million was invested in property, plant and equipment and $7.7 million was invested in restricted investments by the Captive, partially offset by $4.2 million of proceeds from the sale of equipment.
During the nine months ended June 30, 2021, cash used in investing activities was $129.5 million, of which $92.3 million related to acquisitions completed in the period and $39.6 million was invested in property, plant and equipment, partially offset by $2.4 million of proceeds from the sale of equipment.

Financing Activities
During the nine months ended June 30, 2022, cash provided by financing activities was $137.3 million. We received $142.3 million of proceeds from issuance of long-term debt, net of debt issuance costs and discounts, primarily used for acquisitions completed in the period. This increase in cash was partially offset by $5.0 million of principal payments on long-term debt.
During the nine months ended June 30, 2021, cash provided by financing activities was $106.3 million. We received $199.1 million from proceeds on long-term debt, net of debt issuance costs and discounts, reflecting a Term Loan advance, net of issuance costs, to fund acquisitions and for liquidity purposes. These proceeds were offset by $92.8 million of repayments of long-term debt.

Credit Agreement
We and each of our subsidiaries are parties to the Credit Agreement, which provides for the Term Loan and the Revolving Credit Facility. At June 30, 2022 and September 30, 2021, we had $250.0 million and $197.5 million, respectively, of principal outstanding under the Term Loan, $105.1 million and $20.0 million, respectively, of principal outstanding under the Revolving Credit Facility, and availability of $208.6 million and $193.7 million, respectively, under the Revolving Credit Facility, including reduction for outstanding letters of credit. We also had availability of $50.0 million under the delayed draw term loan facility. Our obligations under the Term Loan and the Revolving Credit Facility are secured by a first priority security interest in substantially all of our assets.
The Credit Agreement requires the Company to satisfy certain financial covenants, including a minimum fixed charge coverage ratio of 1.20-to-1.00 and a maximum consolidated leverage ratio of 3.00-to-1.00, subject to certain adjustments. At June 30, 2022 and September 30, 2021, our fixed charge coverage ratio was 2.20-to-1.00 and 3.29-to-1.00, respectively, and our consolidated leverage ratio was 2.99-to-1.00 and 1.99-to-1.00, respectively.

From time to time, the Company has entered into interest rate swap agreements to hedge against the risk of changes in interest rates. At June 30, 2022 and September 30, 2021, the aggregate notional value of these interest rate swap agreements was $192.2 million and $198.3 million, respectively, and the fair value was $12.6 million and $(0.8) million, respectively, which is included within other assets, other current liabilities or other long-term liabilities on the Company’s Consolidated Balance Sheets.

For more information about the Credit Agreement, see Note 8 - Debt to the unaudited consolidated financial statements included elsewhere in this report.

Capital Requirements and Sources of Liquidity

During the nine months ended June 30, 2022 and 2021, our capital expenditures were approximately $52.2 million and $39.6 million, respectively. Our capital expenditures are typically made during the same fiscal year in which they are approved. At June 30, 2022, our commitments for capital expenditures were not material to our financial condition or results of operations on a consolidated basis. For fiscal 2022, we expect total capital expenditures to be $60.0 million to $65.0 million. Our capital expenditure budget is an estimate and is subject to change.

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

Contractual Obligations

The following table summarizes our significant obligations outstanding as of June 30, 2022:

		Payments Due by Fiscal Year
	Total	2022	2023	2024	2025	2026	2027 and Thereafter
Debt obligations	$355,100	$3,125	$12,500	$12,500	$15,625	$18,750	$292,600
Operating leases	13,154	627	2,395	2,004	1,621	1,605	4,902
Purchase commitments	8,402	2,795	4,827	780	—	—	—
Royalty payments	2,688	12	255	245	209	182	1,785
Asset retirement obligations	2,840	—	—	—	—	—	2,840
Total	$382,184	$6,559	$19,977	$15,529	$17,455	$20,537	$302,127

Off-Balance Sheet Arrangements
As of June 30, 2022, the Company had aggregate letters of credit outstanding in the amount of $11.3 million, future purchase commitments for diesel fuel and natural gas of $8.4 million and $2.7 million of minimum royalty payments related to aggregates facilities. Other than the letters of credit, future purchase commitments and minimum royalty payments, we do not currently have any off-balance sheet arrangements that have, or are reasonably likely to have, a material current or future effect on our financial condition, changes in our financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources. See Note 17 - Commitments to our unaudited consolidated financial statements included elsewhere in this report for additional information.

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

The table below provides information about the Company’s swap contracts that are sensitive to changes in commodity prices, specifically diesel fuel and natural gas, as of June 30, 2022.

	Carrying Amount	Fair Value
Fuel swap contracts (1)
Contract volumes (1,000 gallons)	3,360
Weighted average price (per gallon)	2.48
Contract amount (in thousands)	$3,397	$3,397

Natural gas swap contracts (1)
Contract volumes (1,000 MMBTU)	690
Weighted average price (per MMBTU)	6.05
Contract amount (in thousands)	$(664)	$(664)

(1) See also Note 15 - Investment in Derivative Instruments and Note 16 - Fair Value Measurements to the unaudited consolidated financial statements included in this report.
Interest Rate Risk
We are exposed to interest rate risk on certain of our short- and long-term debt obligations used to finance our operations and acquisitions. We have SOFR-based floating rate borrowings under the Credit Agreement, which expose us to variability in interest payments due to changes in the reference interest rates. From time to time, we use derivative instruments as hedges against the impact of interest rate changes on future earnings and cash flows. We do not enter into such derivative instruments for speculative or trading purposes. See also Note 19 - Subsequent Events to the unaudited consolidated financial statements included in this report that discusses a new interest rate swap agreement we executed on July 1, 2022 to hedge against SOFR interest rate fluctuations on a portion of our variable rate debt.
At June 30, 2022, we had a total of $355.1 million of variable rate borrowings outstanding. Holding other factors constant and absent the interest rate swap agreements described above, a hypothetical 1% change in our borrowing rates would result in a $3.6 million change in our annual interest expense based on our variable rate debt at June 30, 2022.
The following table presents the future principal payment obligations, interest payments, and fair values associated with the Company’s debt instruments assuming the Company’s actual level of variable rate debt as of June 30, 2022 (in thousands).

	For the Fiscal Year Ending September 30,							Fair
	2022	2023	2024	2025	2026	Thereafter	Total	Value
Debt obligations
Term Loan	$3,125	$12,500	$12,500	$15,625	$18,750	$187,500	$250,000	$250,000
Revolving Credit Facility	—	—	—	—	—	105,100	105,100	105,100
Interest payments (1)	3,099	12,155	11,717	11,266	10,651	9,995

(1) Represents projected interest payments using a SOFR-based floating rate of 3.50%.
The notional amount of the Company’s outstanding interest rate swap contracts at June 30, 2022 was $192.2 million. The maturity dates of outstanding interest rate swap contracts range from October 2024 to June 2026. The fair value of outstanding interest rate swap contracts was $12.6 million as of June 30, 2022. See also Note 15 - Investment in Derivative Instruments, Note 16 - Fair Value Measurements, and Note 19 - Subsequent Events to the unaudited consolidated financial statements included in this report.
Inflation Risk
We are subject to the effects of inflation through wage pressures, increases in the cost of raw materials used to produce HMA, and increases in the costs of other items, such as fuel, concrete and steel. During the quarter ended June 30, 2022, we continued to experience an upward trend in several of these inflation-sensitive items. We seek to recover increasing costs by obtaining higher prices for our products or by including the anticipated price increases in our bids. Due to the relatively short-term duration of our construction contracts, we are generally able to reduce our exposure to price increases on new contracts, but we are limited in our ability to pass through increased costs for projects already in our backlog. Going forward, continued cost inflation in these areas may require further price adjustments to maintain profit margin, and any price increases may have a negative effect on demand.

Item 4. Controls and Procedures.
Evaluation of Disclosure Control and Procedures
Our management carried out, as of June 30, 2022, with the participation of our Chief Executive Officer and our Chief Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2022, our disclosure controls and procedures were effective to provide reasonable assurance that material information required to be disclosed by us in reports we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
4.2
Registration Rights Agreement, dated June 8, 2007, by and among Construction Partners, Inc. (f/k/a SunTx CPI Growth Company, Inc.) and certain security holders party thereto (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-1 (File No. 333-224174) filed on April 6, 2018)

10.1
Third Amended and Restated Credit Agreement, dated as of June 30, 2022, by and among Construction Partners, Inc. and each of its wholly owned subsidiaries, as borrowers, PNC Bank, National Association, as administrative agent and lender, PNC Capital Markets LLC, as joint lead arranger and sole bookrunner, Regions Bank and BofA Securities, Inc., each as a joint arranger, and certain other lenders party thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-38479) filed on June 30, 2022

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 5th day of August, 2022.

CONSTRUCTION PARTNERS, INC.

By:	/s/ Fred J. Smith, III
Fred J. Smith, III
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name and Signature	Title	Date

/s/ Fred J. Smith, III	President and Chief Executive Officer	August 5, 2022
Fred J. Smith, III	(Principal Executive Officer)

/s/ R. Alan Palmer	Executive Vice President and Chief Financial Officer	August 5, 2022
R. Alan Palmer	(Principal Financial Officer)