Form 10-K
period 2022-09-30
Construction Partners, Inc.
filed 2022-11-22
CIK 1718227

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended September 30, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to .
Commission file number:  001-38479
CONSTRUCTION PARTNERS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	26-0758017 (I.R.S. Employer Identification Number)
290 Healthwest Drive, Suite 2 Dothan, Alabama 36303 (Address of Principal Executive Offices) (ZIP Code)
(334) 673-9763 (Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Class A common stock, par value $0.001	ROAD	The Nasdaq Stock Market LLC
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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold on March 31, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, was $1,038,616,180.

As of November 21, 2022, the registrant had 41,338,192 shares of Class A common stock, par value $0.001, and 11,352,915 shares of Class B common stock, par value $0.001, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the registrant’s fiscal year ended September 30, 2022 in connection with the registrant’s 2023 annual meeting of stockholders are incorporated by reference into Part III of this report.

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
2022 Fiscal Year Developments
•Inflationary and Supply Chain Trends. During the fiscal year ended September 30, 2022, we continued to experience an upward trend in several inflation-sensitive inputs necessary for us to provide our products and services, including upward pressure on wages and increases in the cost of raw materials used to produce HMA and other items that are critical to our business, including fuel, concrete and steel. In addition, we experienced some disruptions from various participants in our supply chain, including subcontractors, materials suppliers and equipment manufacturers, who provide the raw materials, equipment, vehicles, construction supplies and other services we require in order to manufacture HMA and perform our construction projects. To date, we have been able to mitigate some of the effects of inflation, supply chain disruptions and labor constraints on our business by increasing prices for our products and including the anticipated cost increases in the construction projects we bid. However, we are limited in our ability to pass through increased costs for projects already in our backlog and, under those circumstances, may be unable to recoup losses or diminished profit margins by passing these costs through to our customers.
•South Carolina Acquisitions. We acquired King Asphalt, Inc., an HMA production and paving company headquartered in Liberty, South Carolina. This transaction established our first platform company in South Carolina and added three HMA plants in the Greenville, South Carolina metro area. We also acquired an asphalt paving, grading and site work company headquartered in Conway, South Carolina. This transaction added two HMA plants and provides access to Horry County and the larger Myrtle Beach metro area.
•Florida Acquisitions. We acquired a grading and site work company headquartered in Pensacola, Florida. This transaction enhanced our vertical integration of construction services and supplemented our capabilities in the greater Pensacola, Florida market area. We also acquired an asphalt paving, grading and site work company headquartered in Panama City, Florida. The transaction enhances our operational resources and capabilities in the growing Panama City, Florida market area.
•North Carolina Acquisition. We acquired an asphalt paving company headquartered in Burgaw, North Carolina. This transaction provides access to the Wilmington, North Carolina metro area market.
•Credit Agreement. On June 30, 2022, we entered into the Credit Agreement. The Credit Agreement provides for (i) a Term Loan in an initial aggregate principal amount of $250.0 million, the full amount of which was drawn at closing, (ii) a Revolving Credit Facility in an initial aggregate principal amount of $325.0 million, and (iii) a Delayed Draw Term Loan facility in an initial aggregate principal amount of $50.0 million. Among other things, the proceeds of the Term Loan were used to refinance our indebtedness under our prior credit facility. For further discussion regarding the Credit Agreement, see Note 11 - Debt to our consolidated financial statements included elsewhere in this report.

Our Industry
We operate in the large and growing highway and road construction industry and specifically within the asphalt paving materials and services segment. Asphalt paving mix is the most common roadway material used today due to its cost effectiveness, durability and reusability, and minimized traffic disruption during paving, as compared to concrete. Recent growth in our industry has been driven by federal, state and local Department of Transportation (“DOT”) budgets, which annually earmark amounts for transportation and infrastructure spending. The federal Fixing America’s Surface Transportation Act (the “FAST Act”), which was signed into law in 2015, provided funding for surface transportation infrastructure through September 30, 2020, and a continuing resolution approved in October 2020 extended the FAST Act surface transportation programs by one year and added $13.6 billion to the federal Highway Trust Fund. In November 2021, the federal Infrastructure Investment and Jobs Act (the “IIJA”) was signed into law. The IIJA provides for $548 billion in new infrastructure spending over five years through a reauthorization of traditional surface transportation programs and additional funding for highways, bridges and airports, among other things. In addition, certain states within our markets have in recent years approved legislation that supports funding for construction of local road, bridge and transit projects. The non-discretionary nature of highway and road construction services and materials supports stable and consistent industry funding.
Projects and Customers
We provide construction products and services to both public and private infrastructure projects, with an emphasis on highways, roads, bridges, airports, and commercial and residential sites in the southeastern United States. We provide a wide range of large sitework construction, including site development, paving, and utility and drainage systems construction, and supply the HMA required for the projects. Our projects consist of both new construction and maintenance services. Publicly and privately funded projects accounted for approximately 60.9% and 39.1%, respectively, of our fiscal 2022 construction contract revenues. Our public customers include federal agencies, state DOTs and local municipalities. Our private clients include commercial and residential developers and businesses.
Our largest customers are state DOTs. For the fiscal year ended September 30, 2022, the Alabama DOT and North Carolina DOT accounted for 10.0% and 11.2% of our revenues, respectively. Other than the Alabama DOT and North Carolina DOT, no other customer accounted for more than 10% of our revenues for the fiscal year ended September 30, 2022, and projects performed for all DOTs accounted for 36.8% of our revenues. Our 25 largest projects accounted for 16.9% of our revenues for the fiscal year ended September 30, 2022.
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
Contract Backlog
At September 30, 2022, our contract backlog was $1,410.8 million, compared to $966.2 million at September 30, 2021. Contract backlog is a financial measure that generally reflects the dollar value of work that the Company expects to perform in the future. Although contract backlog is not a term recognized under generally accepted accounting principles in the United States (“GAAP”), it is a common measure used in our industry. We generally include a construction project in our contract backlog at the time it is awarded and to the extent we believe funding is probable. Our backlog generally consists of uncompleted work on contracts in progress and contracts for which we have executed a contract but have not commenced the work. For uncompleted work on contracts in progress, we include (i) executed change orders, (ii) pending change orders for which we expect to receive confirmation in the ordinary course of business and (iii) claims that we have made against our customers for which we have determined we have a legal basis under existing contractual arrangements and as to which we consider collection to be probable. Backlog of uncompleted work on contracts under which work was either in progress or had not yet begun was $1,027.8 million and $725.5 million at September 30, 2022 and 2021, respectively.

Our backlog also includes low bid/no contract jobs, which consist of (i) public bid jobs for which we were the low bidder and no contract has been executed and (ii) private work jobs for which we have been notified that we are the low bidder or have been given a notice to proceed, but no contract has been executed. Low bid/no contract backlog was $383.0 million and $240.7 million at September 30, 2022 and 2021, respectively. At September 30, 2022, we expected approximately 76% of our contract backlog to be completed during the next 12 months.
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
Certain environmental laws impose strict liability (i.e., no showing of “fault” is required) as well as joint and several liability for costs required to remediate and restore sites where hazardous substances, hydrocarbons or solid wastes have been disposed, stored or released. We may be required to remediate contaminated properties currently or formerly owned or operated by us or at which we have disposed of materials, regardless of whether such contamination resulted from the conduct of others or from the consequences of our own actions that complied with applicable laws at the time those actions were taken. In connection with certain acquisitions, we could assume, or be required to provide indemnification against, environmental liabilities that could expose us to material losses. Furthermore, the existence of contamination at properties we own, lease or operate could result in increased operational costs or restrictions on our ability to use those properties as intended, including for mining purposes.
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
Employees and Human Capital Resources
As of September 30, 2022, we employed 1,035 salaried employees and 2,755 hourly employees. The total number of hourly personnel at a given time is subject to the volume of projects in progress and fluctuates on a seasonal basis. During fiscal year 2022, the number of hourly employees ranged from 2,194 to 2,785 employees and averaged 2,444 employees. We are not subject to any collective bargaining agreements with respect to any of our employees. We believe that we have strong relationships with our employees.
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
During the fiscal year ended September 30, 2022, we generated approximately 60.9% of our construction contract revenues from publicly funded construction projects and the sale of construction materials to public customers at the federal, state and local levels. As a result, if publicly funded construction decreases due to reduced federal, state or local funding or otherwise, our financial condition, results of operations and liquidity could be materially adversely affected.
Federal highway bills provide spending authorizations that represent the maximum amounts available for federally funded construction projects. Each year, Congress passes an appropriation act establishing the amount that can be used for particular programs. The annual funding level is generally tied to receipts of highway user taxes placed in the federal Highway Trust Fund. Once Congress passes the annual appropriation, the federal government distributes funds to each state based on formulas or other procedures. States generally must spend these funds on the specific programs outlined in the federal legislation. In recent years, the Highway Trust Fund has faced insolvency as outlays have outpaced revenues, and annual shortfalls have been addressed primarily by short-term measures. In November 2021, the IIJA was signed into law, which increases federal spending on surface transportation programs and provides additional funding for highways, bridges and airports over a five-year period. In addition, the Inflation Reduction Act passed in August 2022 provides funding for a variety of infrastructure-related programs. Although these laws provide for funding at historically high levels, the timing, nature and scale of the projects for which these funds under these programs or otherwise will be used remains uncertain. As a result, we cannot be assured of the existence, timing or amount of future federal highway funding. Federal highway funding is also subject to uncertainties associated with congressional spending as a whole, including the potential impacts of budget deficits, government shutdowns and federal sequestration. Any reduction in federal highway funding, particularly in the amounts allocated to states in which we operate, could have a material adverse effect on our results of operations.
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
Our largest customers are state DOTs. During the fiscal year ended September 30, 2022, the Alabama DOT and the North Carolina DOT accounted for 10.0% and 11.2% of our revenues, respectively, and projects performed for all DOTs accounted for 36.8% of our revenues. We believe that we will continue to rely on state DOTs for a substantial portion of our revenues for the foreseeable future. The loss or reduction of our ability to competitively bid for certain projects or successfully contract with state DOTs could have a material adverse effect on our financial condition, results of operation and liquidity. See Note 2 - Significant Accounting Policies, Concentration of Risks, to the consolidated financial statements included elsewhere in this report for information relating to concentrations of revenues by type of customer and for a description of our largest customers.
Government contracts generally are subject to a variety of regulations, requirements and statutes, the violation or alleged violation of which could have a material adverse effect on our business.
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
Pricing on fixed unit price contracts is based on approved quantities irrespective of our actual costs, and contracts with a fixed total price require that the work be performed for an agreed-upon price irrespective of our actual costs. We generate profits on fixed unit price and fixed total price contracts only when our revenues exceed our actual costs, which requires us to accurately estimate and control our costs and avoid cost overruns. If our cost estimates are too low or if we do not perform the contract within our cost estimates, then cost overruns may cause us to incur a loss or cause the contract not to be as profitable as we expected. The costs incurred and profit realized, if any, on our contracts can vary, sometimes substantially, from our original projections due to a variety of factors, including, but not limited to:
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
•fraud, theft or other improper activities by our suppliers, subcontractors, designers, engineers, customers or personnel;
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
The property, plants and equipment needed to produce our products and provide our services can be expensive. We must spend a substantial amount of capital to purchase and maintain such assets. Although we believe our current cash balance, along with our projected internal cash flows and available financing sources, will provide sufficient cash to support our currently anticipated operating and capital needs, if we are unable to generate sufficient cash to purchase and maintain the property, plants and equipment necessary to operate our business, or if the timing of payments on our receivables is delayed, we may be required to reduce or delay planned capital expenditures or to incur additional indebtedness. In addition, due to the level of fixed and semi-fixed costs associated with our business, particularly at our HMA production facilities, aggregates facilities and our mobile equipment fleets, volume decreases could have a material adverse effect on our financial condition, results of operations or liquidity.
The success of our business depends, in part, on our ability to execute on our acquisition strategy, to successfully integrate acquired businesses and to retain key employees of acquired businesses.
Since our inception, we have acquired and integrated 34 complementary businesses, which have contributed significantly to our growth. We continue to evaluate strategic acquisition opportunities that have the potential to support and strengthen our business, including acquisitions in the southeastern United States, as part of our ongoing growth strategy. We cannot predict the timing or size of any future acquisitions. To successfully acquire a significant target, we may need to raise additional equity and/or incur additional indebtedness, which could increase our leverage level. There can be no assurance that we will be able to identify and complete acquisition transactions on favorable terms, or at all. The investigation of acquisition candidates and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments require substantial management time and attention and costs for accountants, attorneys and others. If we fail to complete any acquisition for any reason, including events beyond our control, the costs incurred up to that point for the proposed acquisition likely would not be recoverable.
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
Our business is seasonal and subject to adverse weather and climate conditions, which can adversely impact our business.
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
We depend on information technology systems and infrastructure that could be damaged or interrupted by a variety of factors. Any significant breach, breakdown, destruction or interruption of these systems has the potential to negatively affect our operations. We could experience a business interruption, theft of information or reputational damage as a result of a cyber attack, such as the infiltration of a data center, or data leakage of confidential information either internally or through our third-party providers. Although we have invested in the protection of our data and information technology to reduce these risks and periodically test the security of our information systems network, there can be no assurance that our efforts will prevent breakdowns or breaches in our systems that could have a material adverse effect on our financial condition, results of operations and liquidity. Similarly, our suppliers rely extensively on computer systems to process transactions and manage their businesses and, thus, are also at risk of, and may be impacted by, cybersecurity attacks. An interruption in the business operations of our suppliers and other third parties with which we do business resulting from a cybersecurity attack could indirectly impact our business operations.
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

Labor is a primary component of operating our business. A number of factors may adversely affect the labor force available to us or increase labor costs from time to time, including high employment levels, federal unemployment subsidies and other government regulations. Although we have not experienced material disruptions due to labor shortages to date, we have observed an overall tightening and increasingly competitive labor market. A sustained labor shortage or increased turnover rates within our employee base could lead to increased costs, such as increased overtime to meet demand and increased wage rates to attract and retain employees, and could negatively affect our ability to complete our construction projects according to the required schedule or otherwise efficiently operate our business. If we are unable to hire and retain employees capable of performing at a high level, or if mitigation measures we may take to respond to a decrease in labor availability, such as overtime and third-party outsourcing, have unintended negative effects, our business could be adversely affected. In addition, we distribute our products and receive raw materials primarily by truck. Reduced availability of trucking capacity due to shortages of drivers and increased fuel costs has caused an increase in the cost of transportation for us and our suppliers. An overall labor shortage, lack of skilled labor, increased turnover or labor inflation could have a material adverse impact on our operations, results of operations, liquidity or cash flows.

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

We rely on our supply chain for raw materials to manufacture HMA and for equipment, vehicles and construction supplies in order to complete our projects. A reduction or interruption in supply, including disruptions due to shortages in global freight capacity, significant increases in the price of critical components and raw materials, a failure to appropriately forecast or adjust our requirements based on our business needs, a significant natural disaster or volatility in demand for our products and services could materially adversely affect our business, operating results, and financial condition and could materially damage customer relationships. Our vendors and subcontractors also may be unable to meet our demand, significantly increase lead times for deliveries or impose significant price increases that we are unable to offset through alternate sources of supply, price increases to our customers or increased productivity in our operations. In some cases, we procure certain inputs and services from single or limited suppliers or subcontractors. In the event of supply disruptions from these suppliers or subcontractors, we may not be able to diversify our resources for such materials or services in a timely manner or may experience quality issues with alternate sources. Our growth and ability to meet customer demand depend in large part on our ability to obtain timely deliveries of raw materials, plant components, equipment and vehicles from our suppliers, and significant disruptions in their supply could materially adversely affect our business, operating results, and financial condition and could materially damage customer relationships.

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
At September 30, 2022, our contract backlog was $1,410.8 million, compared to $966.2 million at September 30, 2021. Our contract backlog generally consists of construction projects for which we either have an executed contract or commitment with a client or have submitted the currently lowest bid. Contract backlog does not include external sales of HMA, aggregates, and liquid asphalt cement. Moreover, our contract backlog reflects our expected revenues from the contract, commitment or bid, which is often subject to revision over time. We cannot guarantee that the revenues projected in our contract backlog will be realized or, if realized, will be profitable. Projects reflected in our contract backlog may be affected by project cancellations, scope adjustments, time extensions or other changes. Such changes may adversely affect the revenues and profit we ultimately realize on these projects.
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
We maintain insurance coverage as part of our overall risk management strategy, and a majority of our contracts require us to maintain specific types and amounts of coverage. Although we have been able to obtain reasonably priced insurance coverage to meet our requirements in the past, there is no assurance that we will be able to do so in the future. For example, catastrophic events can result in decreased coverage limits, more limited coverage, and increased premium costs or deductibles. If we are unable to obtain adequate insurance coverage, we would be subject to increased out-of-pocket expenses in the event of a claim and we may not be able to procure certain contracts, either of which could materially adversely affect our financial position, results of operations, cash flows or liquidity.
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
Although we take steps to verify the employment eligibility status of all of our employees, some of our employees may, without our knowledge, be unauthorized workers. Unauthorized workers are subject to deportation and may subject us to fines or penalties and, if any of our workers are found to be unauthorized, we could experience adverse publicity that could make it more difficult to hire and retain qualified employees. Termination of a significant number of unauthorized employees may disrupt our operations, cause temporary increases in our labor costs as we train new employees and result in additional adverse publicity. We could also become subject to fines, penalties and other costs related to claims that we did not fully comply with all recordkeeping obligations of federal and state immigration laws. If we fail to comply with these laws, our operations may be disrupted, and we may be subject to fines or, in extreme cases, criminal sanctions. In addition, many of our customer contracts specifically require compliance with immigration laws, and, in some cases, our customers audit compliance with these laws. Further, several of our customers require that we ensure that our subcontractors comply with these laws with respect to the workers that perform services for them. A failure to comply with these laws or to ensure compliance by our subcontractors could damage our reputation and may cause our customers to cancel contracts with us or to not award future business to us. These factors could adversely affect our results of operations and financial position.
Financial Risks
Our substantial indebtedness could adversely affect our financial condition and prevent us from fulfilling our obligations.
Our debt consists primarily of our borrowings under the Credit Agreement, which, as of September 30, 2022, provided for a $250.0 million Term Loan, a $325.0 million Revolving Credit Facility and a $50.0 million Delayed Draw Term Loan. A significant portion of our cash flow is required to pay interest and principal on our outstanding indebtedness, and we may be unable to generate sufficient cash flow from operations, or have future borrowings available, to enable us to repay our indebtedness or to fund other liquidity needs. Among other consequences, this level of indebtedness could:
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
At September 30, 2022 and 2021, we had $129.5 million and $85.4 million, respectively, of goodwill recorded on our Consolidated Balance Sheets. We assess goodwill for impairment annually or more often if required. Our assessments involve a number of estimates and assumptions that are inherently subjective and require significant judgment regarding highly uncertain matters that are subject to change. The use of different assumptions or estimates could materially affect the determination as to whether or not an impairment has occurred. In addition, if future events are less favorable than what we assumed or estimated in our impairment analysis, we may be required to record an impairment charge, which could have a material impact on our consolidated financial statements.
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
Our Class B common stock has ten votes per share, and our Class A common stock has one vote per share. As of November 21, 2022, our outstanding Class B common stock represented approximately 73.3% of the total voting power of our outstanding common stock. The shares of Class B common stock are beneficially owned primarily by SunTx, its affiliates and certain members of management. Because of the ten-to-one voting ratio between our Class B common stock and our Class A common stock, the holders of our Class B common stock collectively control a majority of the combined voting power of our common stock and therefore control the outcome of all matters submitted to our stockholders. This concentrated control limits or precludes the ability of holders of Class A common stock to influence corporate matters for the foreseeable future. Future transfers of shares of our Class B common stock generally may result in those shares converting into shares of our Class A common stock. The conversion of shares of our Class B common stock into our Class A common stock will have the effect, over time, of increasing the relative voting power of each remaining share of Class B common stock.

Future sales, or the perception of future sales, of Class A common stock by us or our existing stockholders in the public market could cause the market price for our Class A common stock to decline.
As of November 21, 2022, we had outstanding a total of 41,338,192 shares of our Class A common stock and 11,352,915 shares of our Class B common stock that are convertible at any time into an equal number of shares of our Class A common stock. The sale of shares of our Class A common stock, or the perception of future sales by us or our existing stockholders, could harm the prevailing market price of shares of our Class A common stock. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.
Pursuant to a registration rights agreement, SunTx and certain other stockholders will continue to have the right, subject to certain conditions, to require us to register the sale of their shares of common stock under the Securities Act. By exercising their registration rights and selling a large number of shares, these stockholders could cause the prevailing market price of our Class A common stock to decline. As of November 21, 2022, a total of 3,759,422 shares of our outstanding common stock were subject to potential future registration under the registration rights agreement. Registration of these shares would result in such shares becoming freely tradable upon effectiveness of the registration statement. As restrictions on resale end or if the stockholders who are party to the registration rights agreement exercise their registration rights, the market price of the shares of our Class A common stock could drop significantly if the holders of these shares sell them or are perceived by the market as intending to sell them. These factors could also make it more difficult for us to raise additional funds through future offerings of our Class A common stock or other securities.
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
As of November 21, 2022, the SunTx funds, together with their principals and their principals’ affiliated entities, beneficially owned approximately 2.2% of our outstanding Class A common stock and approximately 79.5% of our outstanding Class B common stock, representing 58.9% of the combined voting power of our common stock. Each share of our Class B common stock has ten votes per share, and each share of our Class A common stock has one vote per share. As a result, affiliates of SunTx have the ability to elect all of the members of our board of directors and thereby control our policies and operations, including the appointment of management, future issuances of our Class A common stock or other securities, the payment of dividends, if any, on our Class A common stock, our ability to incur or issue debt, amendments to our amended and restated certificate of incorporation and amended and restated bylaws, and our entry into extraordinary transactions. This concentration of voting control could deprive you of an opportunity to receive a premium for your shares of our Class A common stock as part of a sale of our Company and ultimately might affect the market price of our Class A common stock. In addition, we have engaged, and expect to continue to engage, in related party transactions involving SunTx and certain companies they control. As a result, the interests of affiliates of SunTx may not in all cases be aligned with your interests.
In addition, SunTx and its affiliates may have an interest in pursuing acquisitions, divestitures and other transactions that, in its judgment, could enhance its investment, even though such transactions might involve risks to you. For example, SunTx and its affiliates could cause us to make acquisitions that increase our indebtedness or cause us to sell revenue-generating assets. SunTx is in the business of making investments in companies and may from time to time acquire and hold interests in businesses that compete directly or indirectly with us. Our amended and restated certificate of incorporation provides that none of SunTx, any of its affiliates or any director who is not employed by us or his or her affiliates will have any duty to refrain from engaging, directly or indirectly, in the same business activities or similar business activities or lines of business in which we operate. SunTx and its affiliates also may pursue acquisition opportunities that may be complementary to our business, and, as a result, those acquisition opportunities may not be available to us.
So long as SunTx and its affiliates continue to beneficially own a sufficient number of shares of our Class B common stock, they will continue to be able to effectively control our decisions, even if the number of shares of outstanding Class B common stock is limited in proportion to the total number of shares of common stock outstanding. For example, assuming our Class B common stock amounted to 15% of our total outstanding common stock, we would have 44,792,226 shares of Class A common stock outstanding and 7,904,511 shares of Class B common stock outstanding as of November 21, 2022. These outstanding shares of Class B common stock would collectively represent approximately 63.8% of the overall voting power of our common stock. Shares of our Class B common stock may be transferred to an unrelated third party if holders of a majority of the shares of our Class B common stock owned by SunTx and its affiliates consent to such transfer in writing in advance.

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

Our amended and restated certificate of incorporation provides that, subject to limited exceptions, state courts within the State of Delaware (or, if no state court located within the State of Delaware has jurisdiction, the federal district court for the District of Delaware) will be the sole and exclusive forum for any: (i) derivative action or proceeding brought on our behalf; (ii) action asserting a claim of breach of fiduciary duty owed by any of our directors, officers or other employees to us or our stockholders; (iii) action asserting a claim against us arising pursuant to any provision of the Delaware General Corporation Law; or (iv) action asserting a claim against us that is governed by the internal affairs doctrine, and that if any action specified above is filed in a court other than a court located within the State of Delaware (each is referred to herein as a foreign action), the claiming party will be deemed to have consented to (a) the personal jurisdiction of state and federal courts located within the State of Delaware in connection with any action brought in any such court to enforce the exclusive forum provision described above and (b) having service of process made upon such claiming party by service upon such claiming party’s counsel in the foreign action as agent for such claiming party. In addition, our amended and restated bylaws provide that, unless the Company consents in writing to the selection of an alternative forum, the federal district courts of the United States are, to the fullest extent permitted by law, the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act of 1933, as amended (the "Securities Act"). These provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits against us and our directors, officers and employees. Alternatively, if a court were to find these provisions inapplicable to, or unenforceable in respect of, one or more covered proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect our business and financial condition.

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

Item 1B. Unresolved Staff Comments.
None.

Item 2. Properties.
Our principal executive office is located in Dothan, Alabama, in a building that we own. As of September 30, 2022, we operated (i) 60 HMA plants in Alabama, Florida, Georgia, North Carolina and South Carolina, (ii) 14 aggregates facilities in Alabama, Georgia, Florida and North Carolina, and (iii) one liquid asphalt terminal in Florida. Our HMA plants operate at varying levels of utilization depending on market conditions. We maintain offices at our HMA plants and aggregates facilities as we determine to be appropriate under the circumstances. We consider our plants and other physical properties, whether owned or leased, to be suitable, adequate, and of sufficient productive capacity to meet the requirements of our business. However, we routinely evaluate the purchase or lease of additional properties or the consolidation of our properties as our business needs change.
The table below summarizes the locations and the nature of our ownership or leasehold interest in each of our HMA plants and aggregates facilities as of September 30, 2022. We own our liquid asphalt terminal.

	HMA Plants		Aggregates Facilities
Location	Owned	Leased	Owned	Leased
Alabama	10	8	6	3
Florida	10	1	1	—
Georgia	5	1	1	2
North Carolina	10	10	1	—
South Carolina	3	2	—	—
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
Holders
As of November 21, 2022, there were 41,338,192 shares of our Class A common stock outstanding, held by 143 stockholders of record. The actual number of beneficial holders of our Class A common stock is significantly greater than the number of record holders and includes stockholders who are beneficial owners, but whose shares are held by banks, brokers and other nominees. The last sale price for a share of our Class A common stock as reported on the Nasdaq Global Select Market on November 21, 2022 was $32.52.
As of November 21, 2022, there were 11,352,915 shares of our Class B common stock outstanding held by 26 stockholders of record.
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
Issuer Purchases of Equity Securities
During the quarter ended September 30, 2022, we did not purchase any of our equity securities that are registered under Section 12(b) of the Exchange Act.

Stock Performance Graph

The following graph compares the cumulative four-year total return provided to the Company’s Class A common stock holders relative to the cumulative total returns of the NASDAQ Composite index and the Dow Jones U.S. Heavy Construction index. The graph tracks the performance of a $100 investment in our Class A common stock and in each index (with the reinvestment of all dividends) from September 30, 2018 through September 30, 2022.

COMPARISON OF 4 YEAR CUMULATIVE TOTAL RETURN
$300
$250
$200
$150
$100
$50
$—
Dollars
2018
2019
2020
2021
2022
Fiscal Year Ended September 30,
Construction Partners, Inc.
NASDAQ Composite Index
Dow Jones US Heavy Construction Index

	Value as of September 30,
	2018	2019	2020	2021	2022
Construction Partners, Inc.	$100.00	$128.76	$150.41	$275.79	$216.78
NASDAQ Composite Index	$100.00	$99.42	$138.79	$179.57	$131.43
Dow Jones US Heavy Construction Index	$100.00	$97.52	$94.70	$162.83	$175.64

The information under the heading "Stock Performance Graph" shall not be deemed "soliciting material" or to be "filed" with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act or the Exchange Act, except to the extent that the Company specifically incorporates it by reference to such filing.

Item 6. [Reserved]

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
Fiscal 2022 Developments
Inflationary and Supply Chain Trends
During the fiscal year ended September 30, 2022, we continued to experience an upward trend in several inflation-sensitive inputs necessary for us to provide our products and services, including upward pressure on wages and increases in the cost of raw materials used to produce HMA and other items that are critical to our business, including fuel, concrete and steel. In addition, we experienced some disruptions from various participants in our supply chain, including subcontractors, materials suppliers and equipment manufacturers, who provide the raw materials, equipment, vehicles, construction supplies and other services we require in order to manufacture HMA and perform our construction projects. To date, we have been able to mitigate some of the effects of inflation, supply chain disruptions and labor constraints on our business by increasing prices for our products and including the anticipated cost increases in the construction projects we bid. However, we are limited in our ability to pass through increased costs for projects already in our backlog and, under those circumstances, may be unable to recoup losses or diminished profit margins by passing these costs through to our customers.

Business Acquisitions
We completed five acquisitions during the fiscal year, through which we added six HMA plants and a permitted plant site located in South Carolina and Florida. As a result of these acquisitions, we entered into several new markets, while also establishing our first platform company in South Carolina and adding a diverse fleet of trucks and construction equipment to support our operations. For more information about our acquisitions during fiscal 2022, see Note 4 - Business Acquisitions to our consolidated financial statements included elsewhere in this report.
Credit Agreement
On June 30, 2022, we entered into the Credit Agreement. The Credit Agreement provides for (i) a Term Loan in an initial aggregate principal amount of $250.0 million, the full amount of which was drawn at closing, (ii) a Revolving Credit Facility in an initial aggregate principal amount of $325.0 million, and (iii) a Delayed Draw Term Loan facility in an initial aggregate principal amount of $50.0 million. Among other things, the proceeds of the Term Loan were used to refinance our indebtedness under our prior credit facility. For further discussion regarding the Credit Agreement, see Note 11 - Debt to our consolidated financial statements included elsewhere in this report.
Captive Insurance Company
On October 1, 2021, Construction Partners Risk Management, Inc. (the "Captive"), a captive insurance company and wholly-owned subsidiary of the Company, commenced operations. The purpose of the Captive is to provide general liability, automobile liability and workers’ compensation insurance coverage to the Company and its subsidiaries.
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
Depreciation, Depletion, Accretion and Amortization
Property, plant and equipment are initially recorded at cost or, if acquired as a business combination, at fair value. Depreciation on property, plant and equipment is computed on a straight-line basis over the estimated useful life of the asset. Amortization expense is the periodic expense related to leasehold improvements, intangible assets and unfavorable contract liabilities. Leasehold improvements are amortized over the lesser of the life of the underlying asset or the remaining lease term. Our intangible assets were recognized as a result of certain acquisitions and are generally amortized on a straight-line basis over the estimated useful lives of the assets. Our unfavorable contract liabilities were recognized as a result of certain acquisitions and are amortized as the associated projects progress. Mineral reserves are depleted in accordance with the units-of-production method as aggregates are extracted, using the initial allocation of cost based on proven and probable reserves.
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
The following table presents a reconciliation of net income, the most directly comparable measure calculated in accordance with GAAP, to Adjusted EBITDA and the calculation of Adjusted EBITDA Margin for the periods presented (in thousands, except percentages):

	For the Fiscal Year Ended September 30,
	2022	2021
Net income	$21,376	$20,177
Interest expense, net	7,701	2,404
Provision for income taxes	6,915	8,349
Depreciation, depletion, accretion and amortization	65,730	49,806
Equity-based compensation expense	8,000	3,549
Management fees and expenses (1)	1,451	1,935
Settlement of legal claim and associated legal expenses (2)	—	4,362
Adjusted EBITDA	$111,173	$90,582
Revenues	$1,301,674	$910,739
Adjusted EBITDA Margin	8.5%	9.9%
(1)Reflects fees and reimbursement of certain out-of-pocket expenses under a management services agreement with SunTx Capital Partners (see Note 17 - Related Parties to the consolidated financial statements included elsewhere in this report).
(2)Reflects $3.2 million legal settlement and associated legal expenses in April 2021 unrelated to the Company's core operations.
The following table presents a reconciliation of net income, the most directly comparable measure calculated in accordance with GAAP, to adjusted net income for the periods presented (in thousands):

	For the Fiscal Year Ended September 30,
	2022	2021
Net income	$21,376	$20,177
Settlement of legal claim and associated legal expenses (1)	—	4,362
Tax impact due to above reconciling items	$—	$(570)
Adjusted net income	$21,376	$23,969

(1)Reflects $3.2 million legal settlement and associated legal expenses in April 2021 unrelated to the Company's core operations.

Results of Operations — Fiscal Year Ended September 30, 2022 Compared to Fiscal Year Ended September 30, 2021
The following table sets forth selected financial data for the fiscal years ended September 30, 2022 (“fiscal 2022”) and September 30, 2021 (“fiscal 2021”) (in thousands, except percentages). Refer to the Annual Report on Form 10-K for the fiscal year ended September 30, 2021, filed with the SEC on November 29, 2021, for a discussion of results for the fiscal year ended September 30, 2020 ("fiscal 2020") and a comparison of our financial results in fiscal 2021 to those of fiscal 2020.

	For the Fiscal Year Ended September 30,				Change from Fiscal 2021 to Fiscal 2022
	2022		2021
	Dollars	% of Revenues	Dollars	% of Revenues	$ Change	% Change

Revenues	$1,301,674	100.0%	$910,739	100.0%	$390,935	42.9%
Cost of revenues	1,162,372	89.3%	790,803	86.8%	371,569	47.0%
Gross profit	139,302	10.7%	119,936	13.2%	19,366	16.1%
General and administrative expenses	(107,562)	(8.3)%	(91,878)	(10.1)%	(15,684)	17.1%
Gain on sale of equipment, net	3,673	0.3%	2,043	0.2%	1,630	79.8%
Operating income	35,413	2.7%	30,101	3.3%	5,312	17.6%
Interest expense, net	(7,701)	(0.6)%	(2,404)	(0.3)%	(5,297)	220.3%
Other income	600	0.1%	819	0.1%	(219)	(26.7)%
Income before provision for income taxes and earnings from investment in joint venture	28,312	2.2%	28,516	3.1%	(204)	(0.7)%
Provision for income taxes	6,915	0.5%	8,349	0.9%	(1,434)	(17.2)%
Earnings from investment in joint venture	(21)	(0.1)%	10	—%	(31)	(310.0)
Net income	$21,376	1.6%	$20,177	2.2%	$1,199	5.9%
Adjusted EBITDA	$111,173	8.5%	$90,582	9.9%	$20,591	22.7%
Adjusted net income	$21,376	1.6%	$23,969	2.6%	$(2,593)	(10.8)%

Revenues. Revenues for fiscal 2022 increased $391.0 million, or 42.9%, to $1,301.7 million from $910.7 million for fiscal 2021. The increase included $170.4 million of revenues attributable to acquisitions completed during or subsequent to fiscal 2021 and an increase of approximately $220.6 million of revenues in our remaining markets from contract work and sales of HMA and aggregates to third parties. The 24.2% increase in revenue in our existing markets was due to strong demand in both public and private work.

Gross Profit. Gross profit for fiscal 2022 increased $19.4 million, or 16.1%, to $139.3 million from $119.9 million for fiscal 2021. The increase in gross profit was primarily the result of the 42.9% increase in revenues for fiscal 2022 compared to fiscal 2021. The lower gross profit margin was due to (i) increases in the costs of raw materials, fuel, labor and trucking and (ii) supply chain disruptions resulting in project delays and the use of alternative suppliers and vendors.

General and Administrative Expenses. General and administrative expenses for fiscal 2022 increased $15.7 million, or 17.1%, to $107.6 million from $91.9 million for fiscal 2021. The increase in general and administrative expenses for fiscal 2022 compared to fiscal 2021 was primarily the result of (i) a $4.5 million increase in equity-based compensation expense, (ii) an $11.1 million increase attributable to general and administrative expenses associated with the operations of businesses acquired subsequent to September 30, 2021, and (iii) a $5.1 million increase in various other expenses, primarily driven by professional fees related to business acquisitions, information technology expenses and increased accounting and consulting fees. These increases were partially offset by a $4.4 million decrease in legal expenses associated with a legal settlement and associated legal fees in April 2021 unrelated to the Company's core operations.

Interest Expense, Net. Interest expense, net for fiscal 2022 increased $5.3 million, or 220.3%, to $7.7 million compared to $2.4 million for fiscal 2021. The increase in interest expense, net was primarily due to an increase in the average principal debt balance outstanding and higher interest rates during fiscal 2022 compared to fiscal 2021.

Provision for Income Taxes. Our effective tax rate decreased to 24.4% for fiscal 2022, from 29.3% for fiscal 2021. Our higher effective tax rate for fiscal 2021 was primarily due to the unfavorable impact of a non-deductible legal settlement.
Net Income. Net income increased $1.2 million, or 5.9%, to $21.4 million for fiscal 2022 compared to $20.2 million for fiscal 2021. The increase in net income was primarily a result of higher gross profit, partially offset by an increase in general and administrative expenses and interest expense, net, all as described above.

Adjusted EBITDA and Adjusted EBITDA Margin. Adjusted EBITDA and Adjusted EBITDA Margin were $111.2 million and 8.5%, respectively, for fiscal 2022, compared to $90.6 million and 9.9%, respectively, for fiscal 2021. The increase in Adjusted EBITDA primarily resulted from an increase in gross profit and depreciation, depletion, accretion and amortization, partially offset by higher general and administrative expenses and interest expense, net, all as described above. The lower Adjusted EBITDA Margin was primarily the result of lower gross profit margins, as described above. For a description of Adjusted EBITDA and Adjusted EBITDA Margin, as well as a reconciliation of Adjusted EBITDA to net income, see “How We Assess Performance of Our Business.”

Adjusted Net Income. Adjusted net income decreased $2.6 million to $21.4 million for fiscal 2022, compared to adjusted net income of $24.0 million for fiscal 2021. The decrease in adjusted net income was primarily a result of higher general and administrative expenses and interest expense, net, substantially offset by higher gross profit, all as described above.

Inflation and Price Changes
As described above under the heading “2022 Fiscal Year Developments — Inflationary and Supply Chain Trends,” we continue to experience an upward trend in several inflation-sensitive inputs necessary for us to provide our products and services, including upward pressure on wages and increases in the cost of raw materials used to produce HMA and other items that are critical to our business. Inflation had an immaterial impact on our results of operations for fiscal 2021 due to relatively low inflation in the United States during that period and our ability to recover increasing costs by obtaining higher prices for our products, including sale price escalator clauses in most of our public infrastructure sector contracts. For more information, see the discussion under the heading “Inflation Risk” included in Item 7A of this report.
Liquidity and Capital Resources
Cash Flows Analysis
The following table sets forth our cash flows for the periods indicated (in thousands):

	For the Fiscal Year Ended September 30,
	2022	2021
Net cash provided by operating activities, net of acquisitions	$16,498	$48,500
Net cash used in investing activities	(197,326)	(263,412)
Net cash provided by financing activities	159,136	123,847
Net change in cash and cash equivalents	$(21,692)	$(91,065)

Operating Activities
During fiscal 2022, cash provided by operating activities, net of acquisitions, was $16.5 million, primarily as a result of:
•net income of $21.4 million, reflecting $65.7 million of depreciation, depletion, accretion and amortization, unrealized gains on derivative instruments of $0.4 million and equity-based compensation expense of $8.0 million;
•an increase in contracts receivable including retainage, net of $97.1 million as a result of higher overall revenues due to acquisitions and growth in existing markets;
•an increase in inventories of $17.5 million due to increased inventories from acquisitions, growth in existing markets, higher inventory costs and normal fluctuations in our inventory cycle;
•an increase in prepaid expenses and other current assets of $4.9 million primarily due to the timing of deposits for federal and state income taxes and timing of payments under our insurance policies and other expenses;
•an increase in accounts payable and accrued expenses and other current liabilities of $29.8 million due to an increase in construction activity; and

•a net increase in the difference between costs and estimated earnings in excess of billings on uncompleted contracts and billings in excess of costs and estimated earnings on uncompleted contracts of $9.5 million due to the timing of performing and closing projects.
During fiscal 2021, cash provided by operating activities, net of acquisitions, was $48.5 million, primarily as a result of:
•net income of $20.2 million, reflecting $49.8 million of depreciation, depletion, accretion and amortization of long-lived assets, unrealized gains on derivative instruments of $3.2 million and equity-based compensation expense of $3.5 million;
•an increase in contracts receivable including retainage, net of $27.1 million as a result of higher overall revenues due to acquisitions and growth in existing markets;
•an increase in other assets of $2.9 million primarily due to capitalized costs related to the as then in effect revolving credit facility and deposits on property, plant and equipment assets;
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
Investing Activities
During fiscal 2022, cash used in investing activities was $197.3 million, of which $128.6 million related to acquisitions completed in the period and $68.9 million was invested in property, plant and equipment. These amounts were partially offset by $7.5 million of proceeds from the sale of equipment.
During fiscal 2021, cash used in investing activities was $263.4 million, of which $210.7 million related to acquisitions completed in the period and $56.3 million was invested in property, plant and equipment. These amounts were partially offset by $3.7 million of proceeds from the sale of equipment.
Financing Activities
During fiscal 2022, cash provided by financing activities was $159.1 million. We received $167.3 million in proceeds on long-term debt, net of debt issuance costs and discounts, which was offset by $8.1 million of principal payments on long-term debt.
During fiscal 2021, cash provided by financing activities was $123.8 million. We received $219.2 million in proceeds on long-term debt, net of debt issuance costs and discounts, which was offset by $95.4 million of principal payments on long-term debt.
Credit Agreement
We and each of our subsidiaries are parties to the Credit Agreement, which provides for the Term Loans and the Revolving Credit Facility. At September 30, 2022 and 2021, we had $271.9 million and $197.5 million, respectively, of principal outstanding under the Term Loans, $105.1 million and $20.0 million, respectively, of principal outstanding under the Revolving Credit Facility, and availability of $208.6 million and $193.7 million, respectively, under the Revolving Credit Facility, including reduction for outstanding letters of credit. The obligations of our subsidiaries under the Term Loans and the Revolving Credit Facility are secured by a first priority security interest in substantially all of our assets.
The Credit Agreement requires us to satisfy certain financial covenants, including a minimum fixed charge coverage ratio of 1.20-to-1.00 and a maximum consolidated leverage ratio of 3.50-to-1.00, subject to certain adjustments. At September 30, 2022 and 2021, our fixed charge coverage ratio was 2.56-to-1.00 and 3.29-to-1.00, respectively, and our consolidated leverage ratio was 2.79-to-1.00 and 1.99-to-1.00, respectively.
From time to time, we have entered into interest rate swap agreements to hedge against the risk of changes in interest rates. At September 30, 2022 and 2021, the aggregate notional value of these interest rate swap agreements was $300.0 million and $198.3 million, respectively, and the fair value was $24.7 million and $(0.8) million, respectively, which is included within other assets or other long-term liabilities on our Consolidated Balance Sheets.

For more information about the Credit Amendment, see Note 11 - Debt to the consolidated financial statements included elsewhere in this report.
Capital Requirements and Sources of Liquidity
During fiscal 2022 and fiscal 2021, our capital expenditures were approximately $68.9 million and $56.3 million, respectively. Our capital expenditures are typically made during the same fiscal year in which they are approved.  At September 30, 2022, our commitments for capital expenditures were not material to our financial condition or results of operations on a consolidated basis. For fiscal 2023, we expect total capital expenditures to be $75.0 million to $80.0 million. Our capital expenditure budget is an estimate and is subject to change.
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
Off-Balance Sheet Arrangements
As of September 30, 2022, the Company had aggregate letters of credit outstanding in the amount of $11.3 million, future purchase commitments for diesel fuel and natural gas of $5.2 million and $1.2 million, respectively, and $2.7 million of minimum royalty payments related to mineral leases at aggregates facilities. Other than the letters of credit, future purchase commitments and minimum royalty payments, we do not currently have any off-balance sheet arrangements that have, or are reasonably likely to have, a material current or future effect on our financial condition, changes in our financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources. See Note 18 - Commitments and Contingencies to our consolidated financial statements included elsewhere in this report for additional information.
Contractual Obligations
The following table summarizes our significant obligations outstanding as of September 30, 2022 (in thousands).

		Payments Due by Fiscal Year
	Total	2023	2024	2025	2026	2027	2028 and Thereafter
Debt obligations	$376,975	$12,500	$13,750	$17,188	$20,625	$312,912	$—
Operating leases	16,496	2,621	2,213	1,833	1,816	1,709	6,304
Purchase commitments	6,412	5,436	976	—	—	—	—
Royalty payments	2,675	255	246	207	182	170	1,615
Asset retirement obligations	2,858	—	—	—	—	—	2,858
Total	$405,416	$20,812	$17,185	$19,228	$22,623	$314,791	$10,777

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
Contracts Receivable, Including Retainage
Contracts receivable are generally based on amounts billed to the customer and currently due in accordance with our contracts. Many of the contracts under which we perform work contain retainage provisions. Retainage refers to amounts that we have billed to the customer and the Company has an unconditional right to payment, but are being held for payment by the customer pending satisfactory completion of the project. Retainage on active contracts is classified as a current asset regardless of the term of the contract and is generally collected within one year of the completion of a contract. At September 30, 2022 and 2021, contracts receivable included $44.3 million and $27.6 million, respectively, of retainage, which was being contractually withheld by customers until satisfactory completion of the associated contracts.
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
Valuation of Long-Lived Assets and Goodwill
Long-lived assets, which include property, equipment and acquired intangible assets, such as goodwill, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment evaluations involve fair values and management estimates of useful asset lives and future cash flows. Actual useful lives and cash flows could be different from those estimated by management, and this could have a material effect on our operating results and financial position. For fiscal 2022 and fiscal 2021, there were no events or changes in circumstances that would indicate a material impairment of our long-lived assets.

Goodwill and indefinite-lived intangible assets must be tested for impairment at least annually. We performed our most recent annual impairment test on July 1, 2022. Our test indicated that there was no impairment of goodwill and indefinite-lived intangible assets. For our goodwill impairment test, we first evaluate our market capitalization compared to the net assets of the Company overall. Our final determination of valuation is impacted by a number of factors, but the key factors are the price of our common stock, recently completed transactions from both public companies and private transactions and our estimated forecast of future cash flows.
The valuation approaches contain uncertainty regarding the estimates used. Our market capitalization could be impacted because we are a controlled company, which impacts the control premium we apply to the market price of our common stock. One of the largest uncertainties relates to federal, state and local government spending, which management expects to increase in the upcoming years. There are a number of other uncertainties with respect to our future financial performance that could impact estimated future cash flows, including those discussed under the heading “Risk Factors” elsewhere in this report. Based on our valuation approaches, we determined that our one reporting unit substantially exceeded its carrying value, and thus concluded that the carrying value of goodwill was not impaired at July 1, 2022 or 2021. At September 30, 2022 and 2021, we had goodwill with a carrying amount of $129.5 million and $85.4 million, respectively.
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
On the basis of our evaluations, at September 30, 2022 and 2021, no valuation allowance was recorded on our net deferred tax assets, and we had no material uncertain tax positions. If our estimates or assumptions regarding our current and deferred tax items are inaccurate or are modified, these changes could have potentially material impacts on our earnings.
Accrued Insurance Cost
We carry insurance policies to cover various risks, primarily including general liability, automobile liability and workers’ compensation, under which we are liable to reimburse the insurance company for a portion of each claim paid. Since October 1, 2021, the Captive has retained the first $1,000,000 per claim liability for each claim paid. Also effective October 1, 2021, we became a member of a group captive insurance company that retains the next $550,000 per claim liability for each claim paid. The Company utilizes various primary and excess insurance companies to cover the liability for claims in excess of the retained amounts. Changes in loss assumptions caused by changes in actual experience would affect the assessment of the ultimate liability and could have an effect on our operating results and financial position up to $1,000,000 per occurrence for general liability, automobile liability and workers’ compensation claims. Prior to October 1, 2021, the amount for which we were liable for general liability, automobile liability and workers’ compensation claims ranged from $100,000 to $500,000 per occurrence. Management accrues insurance costs for probable losses, both reported and unreported, that are reasonably estimable using actuarial methods based on historic trends modified, if necessary, by recent events.
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
Share-Based Payments and Other Equity Transactions
Our equity incentive plans are administered by the Compensation Committee of our Board of Directors. We account for awards issued under our equity incentive plan using a fair value-based method of accounting, whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is typically the vesting period.

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
Our risk management activities also include the use of financial derivative instruments. We have entered into fuel swap and natural gas swap contracts to mitigate the financial impact of fluctuations in commodity prices. We do not enter into commodity swap contracts for speculative or trading purposes. These fuel and natural gas swap contracts provide a fixed price for less than 50% of our estimated fuel and natural gas usage for fiscal years 2023 and 2024.
The table below provides information about the Company’s fuel swap contracts that are sensitive to changes in commodity prices as of September 30, 2022.

	Carrying Amount	Fair Value
Fuel swap contracts (1)
Contract volumes (1,000 gallons)	3,024
Weighted average price (per gallon)	2.70
Contract amount (in thousands)	$694	$694

Natural gas swap contracts (1)
Contract volumes (1,000 MMBTU)	610
Weighted average price (per MMBTU)	5.93
Contract amount (in thousands)	$(168)	$(168)

(1)See also Note 21 - Fair Value Measurements and Note 22 - Investments in Derivative Instruments to the consolidated financial statements included in this report.
Interest Rate Risk
We are exposed to interest rate risk on certain of our short- and long-term debt obligations used to finance our operations and acquisitions. We have SOFR-based floating rate borrowings under the Credit Agreement, which expose us to variability in interest payments due to changes in the reference interest rates. From time to time, we use derivative instruments as hedges against the impact of interest rate changes on future earnings and cash flows. We do not enter into such derivative instruments for speculative or trading purposes. At September 30, 2022, we had a total of $377.0 million of variable rate borrowings outstanding. Holding other factors constant and absent the interest rate swap agreements described above, a hypothetical 1% change in our borrowing rates would result in a $3.8 million change in our annual interest expense based on our variable rate debt outstanding at September 30, 2022.
The following table presents the future principal payment obligations, interest payments, and fair values associated with the Company’s debt instruments assuming the Company’s actual level of variable rate debt as of September 30, 2022 (in thousands).

	For the Fiscal Year Ending September 30,							Fair
	2023	2024	2025	2026	2027	Thereafter	Total	Value
Debt obligations
Term loan	$12,500	$13,750	$17,188	$20,625	$207,812	$—	$271,875	$271,875
Revolving credit facility	—	—	—	—	105,100	—	105,100	105,100
Interest payments (1)	16,046	15,487	14,875	14,042	9,948	—

(1) Represents projected interest payments using the Company’s September 2022 SOFR-based floating rate of 4.31%.
The notional amount of the Company’s outstanding interest rate swap contract at September 30, 2022 was $300.0 million. The maturity date of this swap is June 30, 2027, and the fair value of the outstanding swap contract was $24.7 million as of September 30,

2022. See also Note 21 - Fair Value Measurements and Note 22 - Investments in Derivative Instruments to the consolidated financial statements included in this report.
Inflation Risk
We are subject to the effects of inflation through wage pressures, increases in the cost of raw materials used to produce HMA, and increases in other items, such as fuel, concrete and steel. During the fiscal year ended September 30, 2022, we continued to experience increased costs in several of these inflation-sensitive items. We seek to recover increasing costs by obtaining higher prices for our products or by including the anticipated price increases in our bids. Due to the relatively short-term duration of our construction contracts, we are generally able to reduce our exposure to price increases on new contracts, but we are limited in our ability to pass through increased costs for projects already in our backlog. Going forward, continued cost inflation in these areas may require further price adjustments to maintain profit margin, and any price increases may have a negative effect on demand.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Construction Partners, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Construction Partners, Inc. and its subsidiaries (the Company) as of September 30, 2022 and 2021, the related consolidated statements of comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended September 30, 2022, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2022, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of September 30, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated November 22, 2022, expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee of the board of directors and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Revenue Recognition – Revenue Recognized Over Time Under Uncompleted Long-Term Construction Contracts
As described in Note 6, the Company has recognized $1,666,969,000 of costs and estimated earnings to date on uncompleted contracts at September 30, 2022. As described in Note 1 to the consolidated financial statements, the Company recognizes revenue derived from long-term construction contracts over time as the Company satisfies the single performance obligation for each construction contract. Progress towards completion of the performance obligation in each long-term construction project is estimated using the input method, which is measured by the relationship of total costs incurred through the measurement date to total estimated costs required to complete the project (cost-to-cost input method). Recognition of revenue under uncompleted construction contracts requires significant judgment by management, including measuring progress towards completion of the contract by estimating total costs expected to be incurred to complete a contract.
We have identified the revenue recognized under long-term construction contracts that were uncompleted at September 30, 2022, as a critical audit matter because of the significant assumptions management makes in determining the amount of revenue to recognize prior to completion of a contract. Auditing management’s judgments related to measuring progress towards completion of the Company’s contracts through estimating total costs expected to be incurred to complete the contracts involved a high degree of auditor judgment and increased audit effort.

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
•We selected a sample of long-term construction contracts and we performed the following:
–Compared the current year costs incurred to prior year estimates of costs to complete, which involved comparing projects completed during the fiscal year with the estimates made as of the previous balance sheet date to evaluate management’s ability to accurately estimate costs to complete on its long-term construction contracts.
–Analyzed the estimated gross margins for uncompleted contracts by comparing the Company’s three-year historical average gross margin stratified by customer type to the estimated margin for uncompleted contracts at fiscal year-end.
–Inquired with individuals outside of the accounting function, including project management teams and individuals responsible for oversight and performance of the contracts, to obtain corroborating evidence regarding estimates of costs to complete and estimated gross margins on uncompleted contracts.
•Compared the costs incurred during the month immediately subsequent to the fiscal year-end to costs and estimated earnings to date on uncompleted contracts at September 30, 2022, and on a sample basis, inquired with individuals responsible for oversight and performance of the contracts in order to obtain corroborating evidence regarding estimated earnings on uncompleted contracts.

/s/ RSM US LLP
We have served as the Company's auditor since 2017.
Birmingham, Alabama
November 22, 2022

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Construction Partners, Inc.
Opinion on the Internal Control Over Financial Reporting
We have audited Construction Partners, Inc., and its subsidiaries' (the Company) internal control over financial reporting as of September 30, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company has maintained, in all material respects, effective internal control over financial reporting as of September 30, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of September 30, 2022 and 2021, the related consolidated statements of comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended September 30, 2022, and the related notes to the consolidated financial statements and our report dated November 22, 2022 expressed an unqualified opinion.
As described in Management's Report on Internal Control Over Financial Reporting, management has excluded King Asphalt, Inc. and Southern Asphalt, Inc. from its assessment of internal control over financial reporting as of September 30, 2022, because they were acquired by the Company on October 1, 2021 and August 1, 2022, respectively. We have also excluded King Asphalt, Inc. and Southern Asphalt, Inc. from our audit of internal control over financial reporting. King Asphalt, Inc. and Southern Asphalt, Inc. are wholly owned subsidiaries whose total assets (excluding goodwill which was included within the scope of management’s assessment), revenues and net income represent approximately 7%, 6% and 3%, respectively, of the related consolidated financial statement amounts as of and for the year ended September 30, 2022.
Basis for Opinion
The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Definition and Limitations of Internal Control Over Financial Reporting
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles,and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ RSM US LLP

Birmingham, Alabama
November 22, 2022

CONSTRUCTION PARTNERS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	September 30,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$35,531	$57,251
Restricted cash	28	—
Contracts receivable including retainage, net	265,207	158,170
Costs and estimated earnings in excess of billings on uncompleted contracts	29,271	23,023
Inventories	74,195	53,792
Prepaid expenses and other current assets	12,957	7,790
Total current assets	417,189	300,026

Property, plant and equipment, net	481,412	404,832
Operating lease right-of-use assets	13,985	6,535
Goodwill	129,465	85,422
Intangible assets, net	15,976	4,163
Investment in joint venture	87	108
Restricted investments	6,866	—
Other assets	30,541	5,534
Total assets	$1,095,521	$806,620
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$130,468	$86,390
Billings in excess of costs and estimated earnings on uncompleted contracts	52,477	33,719
Current portion of operating lease liabilities	2,209	1,395
Current maturities of long-term debt	12,500	10,000
Accrued expenses and other current liabilities	28,484	26,459
Total current liabilities	226,138	157,963
Long-term liabilities:
Long-term debt, net of current maturities and debt issuance costs	363,066	206,175
Operating lease liabilities, net of current portion	12,059	5,302
Deferred income taxes, net	26,713	17,362
Other long-term liabilities	11,666	10,919
Total long-term liabilities	413,504	239,758
Total liabilities	639,642	397,721
Commitments and contingencies
Stockholders’ Equity:
Preferred stock, par value $0.001; 10,000,000 shares authorized at September 30, 2022 and September 30, 2021 and no shares issued and outstanding	—	—
Class A common stock, par value $0.001; 400,000,000 shares authorized, 41,195,730 shares issued and 41,193,024 shares outstanding at September 30, 2022, and 36,600,639 shares issued and outstanding at September 30, 2021	41	37
Class B common stock, par value $0.001; 100,000,000 shares authorized, 14,275,867 shares issued and 11,352,915 shares outstanding at September 30, 2022, and 18,614,791 shares issued and 15,691,839 shares outstanding at September 30, 2021	15	19
Additional paid-in capital	256,571	248,571
Treasury stock, at cost, 2,706 shares of Class A common stock at September 30, 2022, and no shares at September 30, 2021, par value $0.001	(39)	—
Treasury stock, at cost, 2,922,952 shares of Class B common stock, par value $0.001	(15,603)	(15,603)
Accumulated other comprehensive income (loss), net	17,620	(23)
Retained earnings	197,274	175,898
Total stockholders’ equity	455,879	408,899
Total liabilities and stockholders’ equity	$1,095,521	$806,620

See notes to consolidated financial statements.

CONSTRUCTION PARTNERS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands, except share and per share data)

	For the Fiscal Year Ended September 30,
	2022	2021	2020
Revenues	$1,301,674	$910,739	$785,679
Cost of revenues	1,162,372	790,803	663,467
Gross profit	139,302	119,936	122,212
General and administrative expenses	(107,562)	(91,878)	(68,597)
Gain on sale of equipment, net	3,673	2,043	1,616
Operating income	35,413	30,101	55,231
Interest expense, net	(7,701)	(2,404)	(3,113)
Other income	600	819	336
Income before provision for income taxes and earnings from investment in joint venture	28,312	28,516	52,454
Provision for income taxes	6,915	8,349	12,760
Earnings (loss) from investment in joint venture	(21)	10	603
Net income	$21,376	$20,177	$40,297
Other comprehensive income (loss), net of tax
Unrealized gain (loss) on interest rate swap contract, net	18,091	(23)	—
Unrealized (loss) on restricted investments, net	(448)	—	—
Other comprehensive income (loss)	17,643	(23)	—
Comprehensive income	$39,019	$20,154	$40,297

Net income per share attributable to common stockholders:
Basic	$0.41	$0.39	$0.78
Diluted	$0.41	$0.39	$0.78

Weighted average number of common shares outstanding:
Basic	51,773,559	51,636,955	51,489,211
Diluted	51,957,420	51,773,213	51,636,934

See notes to consolidated financial statements.

CONSTRUCTION PARTNERS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive (Loss), net	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance, September 30, 2019	32,597,736	$33	22,106,961	$22	$243,452	$(15,603)	$—	$115,646	$343,550
Conversion of Class B common stock to Class A common stock	1,278,148	1	(1,278,148)	(1)	—	—	—	—	—
Equity-based compensation expense	—	—	—	—	1,570	—	—	—	1,570
Effect of adopting ASU Topic 842	—	—	—	—	—	—	—	(222)	(222)
Net income	—	—	—	—	—	—	—	40,297	40,297
Balance, September 30, 2020	33,875,884	34	20,828,813	21	245,022	(15,603)	—	155,721	385,195
Conversion of Class B common stock to Class A common stock	2,214,022	2	(2,214,022)	(2)	—	—	—	—	—
Issuance of stock grant awards	510,733	1	—	—	—	—	—	—	1
Equity-based compensation expense	—	—	—	—	3,549	—	—	—	3,549
Other comprehensive (loss)	—	—	—	—	—	—	(23)	—	(23)
Net income	—	—	—	—	—	—	—	20,177	20,177
Balance, September 30, 2021	36,600,639	37	18,614,791	19	248,571	(15,603)	(23)	175,898	408,899
Conversion of Class B common stock to Class A common stock	4,338,924	4	(4,338,924)	(4)	—	—	—	—	—
Issuance of stock grant awards	256,167	—	—	—	—	—	—	—	—
Equity-based compensation expense	—	—	—	—	8,000	—	—	—	8,000
Purchase of treasury stock	—	—	—	—	—	(39)	—	—	(39)
Other comprehensive (loss)	—	—	—	—	—	—	17,643	—	17,643
Net income	—	—	—	—	—	—	—	21,376	21,376
Balance, September 30, 2022	41,195,730	$41	14,275,867	$15	$256,571	$(15,642)	$17,620	$197,274	$455,879

See notes to consolidated financial statements.

CONSTRUCTION PARTNERS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Fiscal Year Ended September 30,
	2022	2021	2020
Cash flows from operating activities:
Net income	$21,376	$20,177	$40,297
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, accretion and amortization	65,730	49,806	39,301
Amortization of deferred debt issuance costs	216	275	170
Unrealized loss (gain) on derivative instruments	(382)	(3,209)	1,900
Provision for bad debt	(947)	784	705
Gain on sale of equipment	(3,673)	(2,043)	(1,616)
Equity-based compensation expense	8,000	3,549	1,570
Loss (earnings) from investment in joint venture	21	(10)	(603)
Distribution of earnings from investment in joint venture	—	100	540
Deferred income taxes	5,966	3,745	3,310
Other non-cash adjustments	40	(46)	(5)
Changes in operating assets and liabilities:
Contracts receivable including retainage	(97,075)	(27,074)	7,407
Costs and estimated earnings in excess of billings on uncompleted contracts	(6,123)	(15,150)	4,157
Inventories	(17,513)	(3,932)	(1,183)
Prepaid expenses and other current assets	(4,912)	(1,759)	8,103
Other assets	(955)	(2,928)	500
Accounts payable	41,319	20,201	(5,710)
Billings in excess of costs and estimated earnings on uncompleted contracts	15,635	15	2,589
Accrued expenses and other current liabilities	(11,559)	3,848	3,086
Other long-term liabilities	1,334	2,151	655
Net cash provided by operating activities, net of acquisitions	16,498	48,500	105,173
Cash flows from investing activities:
Purchases of property, plant and equipment	(68,851)	(56,332)	(52,574)
Proceeds from sale of equipment	7,525	3,654	3,041
Business acquisitions, net of cash acquired	(128,568)	(210,734)	(30,191)
Purchase of restricted investments	(7,432)	—	—
Return of investment in joint venture	—	—	361
Net cash used in investing activities	(197,326)	(263,412)	(79,363)
Cash flows from financing activities:
Proceeds from issuance of long-term debt, net of debt issuance costs and discount	167,300	219,197	72,299
Principal payments of long-term debt	(8,125)	(95,350)	(30,412)
Purchase of treasury stock	(39)	—	—
Net cash provided by financing activities	159,136	123,847	41,887
Net change in cash, cash equivalents and restricted cash	(21,692)	(91,065)	67,697
Cash, cash equivalents and restricted cash:
Beginning of year	57,251	148,316	80,619
End of year	$35,559	$57,251	$148,316

Supplemental cash flow information:
Cash paid for interest	$9,289	$3,197	$2,041
Cash paid for income taxes	$1,372	$6,218	$9,905
Cash paid for operating lease liabilities	$2,396	$2,532	$3,228
Non-cash items:
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$9,629	$2,338	$1,516
Property, plant and equipment financed with accounts payable	$2,587	$3,408	$2,761
Amounts payable to sellers in business combinations	$664	$1,457	$—
Non-compete agreements to seller in business combination	$—	$1,200	$—

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - General
Business Description
Construction Partners, Inc. (the “Company”) is a civil infrastructure company that specializes in the construction and maintenance of roadways across Alabama, Florida, Georgia, North Carolina and South Carolina. Through its wholly-owned subsidiaries, the Company provides a variety of products and services to both public and private infrastructure projects, with an emphasis on highways, roads, bridges, airports and commercial and residential developments. The Company’s primary operations consist of (i) manufacturing and distributing hot mix asphalt (“HMA”) for both internal use and sales to third parties in connection with construction projects, (ii) paving activities, including the construction of roadway base layers and application of asphalt pavement, (iii) site development, including the installation of utility and drainage systems, (iv) mining aggregates, such as sand, gravel and construction stone, that are used as raw materials in the production of HMA and for sales to third parties, and (v) distributing liquid asphalt cement for both internal use and sales to third parties in connection with HMA production.
The Company was formed as a Delaware corporation in 2007 as a holding company to facilitate an acquisition growth strategy in the HMA paving and construction industry. SunTx Capital Partners (“SunTx”), a private equity firm based in Dallas, Texas, is the Company’s majority investor and has owned a controlling interest in the Company’s stock since the Company’s inception.
On October 1, 2021, Construction Partners Risk Management, Inc. (the "Captive"), a captive insurance company and wholly-owned subsidiary of the Company, commenced operations. The purpose of the Captive is to provide general liability, automobile liability and workers’ compensation insurance coverage to the Company and its subsidiaries.
Management’s Estimates
The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the recorded amounts of assets, liabilities, stockholders’ equity, revenues and expenses during the reporting period, and the disclosure of contingent liabilities at the date of the consolidated financial statements. Estimates are used in accounting for items such as recognition of revenues and cost of revenues, investments, mineral reserves, goodwill and other intangible assets, business acquisition accounting estimates, valuation of operating lease right-of-use assets, allowance for doubtful accounts, valuation allowances related to income taxes, accruals for potential liabilities related to lawsuits or insurance claims, asset retirement obligations, the fair value of derivative instruments and the fair value of equity-based compensation awards. Estimates are continually evaluated based on historical information and actual experience; however, actual results could differ from these estimates.

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
Restricted Cash
Restricted cash represents cash held in a fiduciary capacity by the Captive for the payment of casualty insurance claims for the Company and its subsidiaries. The Company had restricted cash of $28,261 and $0 at September 30, 2022 and 2021, respectively.

Restricted Investments
The Company's restricted investments consist of debt securities, which are held in a fiduciary capacity by the Captive for the payment of casualty insurance claims for the Company and its subsidiaries. The Company determines the classification of its securities at the time of purchase and re-evaluates the determination at each balance sheet date. The Company has classified these securities as available-for-sale. As a result, these securities are carried at their fair value. Purchases and sales of debt securities are recorded on the trade date. Interest income on debt securities is recorded when earned using an "effective yield method." Unrealized gains and losses are reported as components of accumulated other comprehensive income (loss), net. These securities have been classified as non-current assets based on their respective maturity dates. The Company had restricted investments of $6.9 million and $0.0 million at September 30, 2022 and 2021, respectively.
The Company evaluates its available-for-sale debt securities quarterly to determine if there has been a decline in the fair value below the amortized cost due to credit losses or other factors. This evaluation process entails judgement by the Company, and considers factors including the issuer's financial condition and near-term prospects, future economic conditions, interest rate changes and changes in the rating of the security. When the Company has determined that it has an intent to sell, or it is more likely than not that the Company will be required to sell a security before it recovers its amortized cost basis above fair value, the individual security is written down to fair value, with a corresponding charge to Other income within the Consolidated Statements of Comprehensive Income. For available-for-sale debt securities that do not meet the intent impairment criteria but the Company has determined that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss allowance is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. For the fiscal years ended September 30, 2022 and 2021, the Company had $0 in intent impairments and credit losses.
Contracts Receivable Including Retainage, Net
Contracts receivable are generally based on amounts billed and currently due from customers, amounts currently due but unbilled and amounts retained by customers pending satisfactory completion of a project. It is common in the Company’s industry for a small portion of either progress billings or the contract price, typically 10%, to be withheld by the customer until the Company completes a project to the satisfaction of the customer in accordance with the applicable contract terms. Such amounts, defined as retainage, are included on the Consolidated Balance Sheets as “Contracts receivable including retainage, net.” Based on the Company’s experience with similar contracts in recent years, billings for such retainage balances are generally collected within one year of the completion of the project.
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
Contract Assets and Contract Liabilities
Billing practices for the Company’s contracts are governed by the contract terms of each project based on (i) progress toward completion approved by the owner, (ii) achievement of milestones or (iii) pre-agreed schedules. Billings do not necessarily correlate with revenues recognized under the cost-to-cost input method. The Company records contract assets and contract liabilities to account for these differences in timing.
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
Concentration of Risks
Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of contracts receivable including retainage. In the normal course of business, the Company provides credit to its customers and does not generally require collateral. The Company monitors concentrations of credit risk associated with these receivables on an ongoing basis. The Company has not historically experienced significant credit losses, due primarily to management’s assessment of customers’ credit ratings. The Company principally deals with recurring customers, state and local governments and well-known local companies whose reputations are known to management. The Company performs credit checks for significant new customers and generally requires progress payments for significant projects. The Company generally has the ability to file liens against the property if payments are not made on a timely basis. No single customer accounted for more than 10% of the Company’s contracts receivable including retainage, net balance at September 30, 2022 or September 30, 2021.
Projects performed for various departments of transportation accounted for 36.8%, 33.7% and 32.5% of consolidated revenues for the fiscal years ended September 30, 2022, 2021 and 2020, respectively. Customers that accounted for more than 10% of consolidated revenues during any of the fiscal years ended September 30, 2022, 2021 and 2020 are presented below:

	% of Consolidated Revenues for the Fiscal Year Ended September 30,
	2022	2021	2020
Alabama Department of Transportation	10.0%	10.8%	11.6%
North Carolina Department of Transportation	11.2%	10.3%	7.8%

Inventories
The Company’s inventories are stated at the lower of cost or net realizable value and are accounted for on an average cost basis or a first-in, first-out cost basis. The cost of inventory includes the cost of material, labor, trucking and other equipment costs associated with procuring and transporting materials to HMA plants for production and delivery to customers. Inventories consist primarily of construction stone that has been removed from aggregates facilities and processed for future sale or internal use, raw materials, including asphalt cement, aggregates and millings that the Company expects to utilize on construction projects within one year. Inventories valued on the average cost basis totaled $64.8 million and $46.2 million, respectively, at September 30, 2022 and 2021. Inventories valued on the first-in, first-out cost basis totaled $9.4 million and $7.6 million, respectively, at September 30, 2022 and 2021.

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

	% of Consolidated Revenues for the Fiscal Year Ended September 30,
	2022	2021	2020
Public	60.9%	61.3%	65.3%
Private	39.1%	38.7%	34.7%

Revenues derived from construction projects are recognized over time as the Company satisfies its performance obligations by transferring control of the asset created or enhanced by the project to the customer. Recognition of revenues and cost of revenues for construction projects requires significant judgment by management, including, among other things, estimating total costs expected to be incurred to complete a project and measuring progress toward completion. Management reviews contract estimates regularly to assess revisions of estimated costs to complete a project and measurement of progress toward completion. No material adjustments to a contract were noted in the fiscal year ended September 30, 2022.
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
The Company’s financial instruments include cash and cash equivalents, restricted cash, contracts receivable including retainage, accounts payable and accrued expenses reflected as current assets and current liabilities on its Consolidated Balance Sheets at September 30, 2022 and 2021. Due to the short-term nature of these instruments, management considers their carrying value to approximate their fair value.
The Company also has debt securities reflected as restricted investments on its Consolidated Balance Sheets at September 30, 2022. These investments are adjusted to fair value at each balance sheet date and are considered Level 2 inputs.
The Company also has Term Loans and a Revolving Credit Facility, as described in Note 11 - Debt. The carrying value of amounts outstanding under these credit facilities is reflected as long-term debt, net of current maturities and debt issuance costs and current maturities of long-term debt on the Company’s Consolidated Balance Sheets at September 30, 2022 and 2021. Due to the variable rate or short-term nature of these instruments, management considers their carrying value to approximate their fair value.
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

The second step requires comparing the carrying value of a reporting unit, including goodwill, to its fair value, typically using the multiple period discounting method under the income approach and market approach. The income approach uses a discounted cash flow model, which involves significant estimates and assumptions, including preparation of revenues and profitability growth forecasts, selection of a discount rate, and selection of a terminal year multiple, to estimate fair value. The market approach could include applying a control premium to the market price of the Company’s common stock or utilizing guideline public company multiples. Management’s assessment of facts and circumstances at each analysis date could cause these assumptions to change. If the fair value of the respective reporting unit exceeds its carrying amount, goodwill is not considered to be impaired, and no further testing is required. If the carrying amount of a reporting unit exceeds its fair value, an impairment charge is recorded to write down goodwill to its fair value and is recorded in the Company’s Consolidated Statements of Comprehensive Income. The Company performed a quantitative assessment of goodwill using the market capitalization calculation for fiscal years 2022 and 2021 and determined that the fair value of its reporting unit exceeded its carrying value, and thus concluded that the carrying value of goodwill was not impaired as of our annual goodwill and intangible assets impairment test date, which is July 1. Accordingly, no further analysis was required or performed.
Management also annually assesses the carrying value of the Company’s indefinite-lived intangible assets other than goodwill on the first day of the fiscal fourth quarter. The Company performed a qualitative impairment assessment of its indefinite-lived trade name license. The qualitative assessment did not identify indicators of impairment, and it was determined that is more likely than not the indefinite-lived trade name license fair value was more than its carrying amount. Accordingly, no further analysis was required or performed.
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
Accrued Insurance Costs
The Company carries insurance policies to cover various risks, primarily including general liability, automobile liability and workers’ compensation, under which it is liable to reimburse the insurance company for a portion of each claim paid. Effective October 1, 2021, the Captive retains the first $1,000,000 per claim liability for each claim paid. Also effective October 1, 2021, the Company became a member of CIRCA, Limited, a group captive insurance company, that retains the next $550,000 per claim liability for each claim paid. The Company utilizes various primary and excess insurance companies to cover the liability for claims in excess of the retained amounts. Changes in loss assumptions caused by changes in actual experience would affect the assessment of the ultimate liability and could have an effect on the Company’s operating results and financial position up to $1,000,000 per occurrence for general liability, automobile liability and workers’ compensation claims.

Prior to October 1, 2021, the amount for which the Company was liable for general liability, automobile liability and workers’ compensation claims ranged from $100,000 to $500,000 per occurrence. Management accrues insurance costs for probable losses, both reported and unreported, that are reasonably estimable using actuarial methods based on historic trends modified, if necessary, by recent events.
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
Warranties
For some contracts, the Company is required to furnish a warranty that is usually one year in length. Because of the nature of these contracts, including contract owner inspections of the work both during construction and prior to acceptance, the Company has not experienced material warranty costs for these short-term warranties and, therefore, has not established an accrual of these costs. Certain contracts carry longer warranty periods, for which the Company has accrued an estimate of warranty costs. The warranty liability is estimated based on the Company's experience with the specific type of construction work and was not material as of September 30, 2022 and 2021.
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
Stripping costs incurred during the development stage of a mine (pre-production stripping) are capitalized and reported within property, plant and equipment, net in our accompanying Consolidated Balance Sheets. Capitalized pre-production stripping costs are depleted in accordance with the units-of-production method as aggregates are extracted, once the mine is no longer in the development stage. Pre-production stripping costs included in property, plant and equipment were $3.9 million and $2.7 million, respectively, for the fiscal years ended September 30, 2022 and 2021.
Stripping costs incurred during the production phase of a mine are variable production costs and are included in the costs of the inventory produced during the period that the stripping costs are incurred. The production phase of a mine is deemed to begin when saleable minerals are extracted, regardless of the level of production. However, the production phase does not commence with the removal of de minimis saleable mineral material that occurs in conjunction with the removal of overburden or waste material for the purpose of obtaining access to aggregate materials. Stripping costs considered as production costs and included in the costs of inventory produced for the fiscal years ended September 30, 2022, 2021 and 2020 was $1.7 million, $1.8 million and $1.3 million, respectively.

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
Right of Use Assets and Lease Liabilities
At the inception of a contractual arrangement, the Company determines whether a contract contains a lease by assessing whether the contract conveys to the Company the right to control the use of an identified asset in exchange for consideration over a period of time. Leases are recognized in accordance with ASC Topic 842, Leases (“Topic 842”).
The Company measures and records an operating lease liability equal to the present value of the future lease payments. Because most of the Company’s leases do not provide an implicit rate, the Company’s incremental borrowing rate is used in determining the present value of lease payments. The amount of the operating lease right-of-use asset consists of: (i) the amount of the initial measurement of the operating lease liability; (ii) any lease payments made at or before the commencement date, minus any lease incentives received; and (iii) any initial direct costs incurred. The present value calculation may account for an option to extend or terminate the lease when it is reasonably certain that the Company will exercise the option. Within the provisions of certain leases, there are escalations in payments over the base lease term, which have been reflected in lease expense on a straight-line basis for operating leases over the expected lease term.

The Company has elected not to apply the recognition requirements of Topic 842 to short-term leases (those with terms of 12 months or less) or leases to explore for or use minerals. Instead, for these types of leases, the Company recognizes lease expense in the Consolidated Statements of Comprehensive Income on a straight-line basis over the lease term.

Comprehensive Income
We report comprehensive income in our Consolidated Statements of Comprehensive Income and Consolidated Statements of Stockholders’ Equity. Comprehensive income comprises two subsets: net income and other comprehensive income (OCI). OCI includes adjustments for changes in fair value of an interest rate swap contract derivative and available-for-sale restricted investments. For additional information about comprehensive income see Note 23 - Other Comprehensive Income.

Segment Reporting and Reporting Units
As of September 30, 2022, the Company operated in Alabama, Florida, Georgia, North Carolina and South Carolina through its wholly owned subsidiaries located in five southeastern states. Each of the Company’s platform operating companies engages in essentially the same business, which consists primarily of infrastructure and road construction.
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
In October 2021, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2021-08, "Business Combinations (Topic 805) - Accounting for Contract Assets and Contract Liabilities from Contracts with Customers," which requires entities to recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with ASC Topic 606, Revenue from Contracts with Customers. The new standard is effective on a prospective basis for fiscal years beginning after December 15, 2022, with early adoption permitted. The Company adopted this guidance for the fiscal year ended September 30, 2022 and applied the guidance to business acquisitions that had contract assets and contract liabilities.

Note 4 - Business Acquisitions
Acquisitions - Final
During the fiscal year ended September 30, 2022, the Company and its subsidiaries made the following business acquisitions:
On October 1, 2021, the Company acquired all of the capital stock of King Asphalt, Inc., an HMA production and paving company headquartered in Liberty, South Carolina. The transaction established the Company's first platform company in South Carolina and added three HMA plants in the Greenville, South Carolina metro area.
On October 18, 2021, a subsidiary of the Company acquired substantially all of the assets of J. Miller Construction Inc., a grading and sitework company headquartered in Pensacola, Florida. The transaction enhanced the Company’s vertical integration of construction services and supplemented the Company’s capabilities in the Pensacola, Florida market area.
On March 18, 2022, a subsidiary of the Company acquired substantially all of the assets of GAC Contractors, Inc., an asphalt paving, grading and sitework company headquartered in Panama City, Florida. The transaction enhanced the Company's operational resources and capabilities in the Panama City, Florida market area.

These acquisitions were accounted for as business combinations in accordance with Topic 805. The Company consulted with independent third parties to assist in the valuation process. As of September 30, 2022, the Company has finalized its purchase price allocation for these acquisitions. Total consideration transferred for these three acquisitions was $92.4 million as of September 30, 2022.
Identifiable assets acquired and liabilities assumed were recorded at their estimated fair values based on the methodology described under Fair Value Measurements in Note 2 - Significant Accounting Policies. The amount of the purchase price exceeding the net fair value of identifiable assets acquired and liabilities assumed was recorded as goodwill in the aggregate amount of $37.6 million for these three acquisitions, which is deductible for income tax purposes. Goodwill primarily represents the assembled work force and synergies expected to result from the acquisition.
The results of operations attributable to these acquisitions are included in the Company’s Consolidated Statements of Comprehensive Income for the fiscal year ended September 30, 2022, from the date of acquisition forward. The Company recorded certain costs to effect the acquisition as they were incurred, which are reflected in general and administrative expenses on the Company’s Consolidated Statements of Comprehensive Income in the amount of $0.4 million for the fiscal year ended September 30, 2022.
North Carolina Acquisition - Provisional
On March 7, 2022, a subsidiary of the Company acquired substantially all of the assets of Southern Asphalt, Inc., an asphalt paving company headquartered in Burgaw, North Carolina. The transaction provided access to the Wilmington, North Carolina metro area market. The acquisition was accounted for as a business combination in accordance with Topic 805. As of September 30, 2022, the purchase price allocation was provisional pending certain information necessary to finalize estimates of liabilities assumed. The Company consulted with independent third-parties to assist in the valuation process. The Company expects to finalize these values as soon as practicable and no later than one year from the acquisition date. Total consideration transferred for this acquisition was $11.7 million as of September 30, 2022.
Identifiable assets acquired and liabilities assumed were recorded at their estimated fair values based on the methodology described under Fair Value Measurements in Note 2 - Significant Accounting Policies. The amount of the purchase price exceeding the net fair value of identifiable assets acquired and liabilities assumed was recorded as provisional goodwill in the amount of approximately $7.4 million, of which $6.6 million is deductible for income tax purposes. Goodwill primarily represents the assembled work force and synergies expected to result from the acquisition.

The results of operations since the March 7, 2022 acquisition date attributable to this acquisition are included in the Company’s Consolidated Statements of Comprehensive Income for the fiscal year ended September 30, 2022. The Company recorded certain costs to effect the acquisition as they were incurred, which are reflected in general and administrative expenses on the Company’s Consolidated Statements of Comprehensive Income in the amount of $0.1 million for the fiscal year ended September 30, 2022.

South Carolina Acquisition - Provisional
On August 1, 2022, a subsidiary of the Company acquired substantially all of the assets of Southern Asphalt, Inc., an asphalt paving, grading and sitework company headquartered in Conway, South Carolina. The transaction provides access to Horry County and the larger Myrtle Beach metro area market. The acquisition was accounted for as a business combination in accordance with Topic 805. As of September 30, 2022, the purchase price allocation has not yet been finalized due to the recent timing of this acquisition, as certain information is pending to finalize estimates of fair value of certain assets acquired and liabilities assumed. The Company consulted with independent third-parties to assist in the valuation process. The Company expects to finalize these values as soon as practicable and no later than one year from the acquisition date. Total consideration transferred for this acquisition was $25.6 million as of September 30, 2022.
Identifiable assets acquired and liabilities assumed were recorded at their estimated fair values based on the methodology described under Fair Value Measurements in Note 2 - Significant Accounting Policies. The amount of the purchase price exceeding the net fair value of identifiable assets acquired and liabilities assumed was recorded as provisional goodwill in the amount of approximately $0.3 million, of which $0.0 million is deductible for income tax purposes. Goodwill primarily represents the assembled work force and synergies expected to result from the acquisition.
The results of operations since the August 1, 2022 acquisition date attributable to this acquisition are included in the Company’s Consolidated Statements of Comprehensive Income for the fiscal year ended September 30, 2022. The Company recorded certain costs to effect the acquisition as they were incurred, which are reflected in general and administrative expenses on the Company’s Consolidated Statements of Comprehensive Income in the amount of $0.3 million for the fiscal year ended September 30, 2022.

Combined Acquisitions During the Fiscal Year Ended September 30, 2022
The following table summarizes the consideration for the aforementioned acquisitions and the amounts of identified assets acquired and liabilities assumed as of September 30, 2022 (in thousands):

	Acquisitions - Final	North Carolina Acquisition - Provisional	South Carolina Acquisition - Provisional	Total
Cash and cash equivalents	$1,168	$—	$—	$1,168
Contracts receivable including retainage	7,162	1,854	—	9,016
Cost and estimated earnings in excess of billings on uncompleted contracts	125	—	—	125
Inventories	1,928	64	988	2,980
Prepaid expenses and other current assets	213	—	—	213
Property, plant and equipment	45,776	3,879	30,636	80,291
Deferred tax assets	2,237	234	—	2,471
Intangible assets	9,000	—	—	9,000
Total assets	67,609	6,031	31,624	105,264

Accounts payable	2,759	—	—	2,759
Billings in excess of costs and estimated earnings on uncompleted contracts	2,697	426	—	3,123
Accrued expenses and other current liabilities	2,526	594	2,980	6,100
Unfavorable contract liabilities	4,900	—	3,000	7,900
Deferred tax liabilities	—	—	282	282
Total liabilities	12,882	1,020	6,262	20,164

Goodwill	37,647	7,369	284	45,300

Total cash consideration transferred	92,374	11,716	25,646	129,736
Total consideration payable	—	664	—	664
Total purchase price	$92,374	$12,380	$25,646	$130,400

The Consolidated Statements of Comprehensive Income for the fiscal year ended September 30, 2022 includes $120.8 million of revenue and $0.9 million of net income attributable to the operations of the businesses acquired during the 2022 fiscal year from their respective acquisition dates through September 30, 2022.
The following presents pro forma revenues and net income as though the acquisitions had occurred on October 1, 2019 (unaudited, in thousands):

	For the Fiscal Year Ended September 30,
	2022	2021	2020
Pro forma revenues	$1,374,936	$1,104,850	$979,790
Pro forma net income	$19,137	$18,016	$38,136

Pro forma financial information is presented as if the operations of the acquisitions had been included in the consolidated results of the Company since October 1, 2019, and gives effect to transactions that are directly attributable to the acquisitions, including adjustments to:
(a)Include the pro forma results of operations of the acquisitions for the fiscal years ended September 30, 2022, 2021 and 2020.

(b)Include additional depreciation and depletion expense related to the fair value of acquired property, plant and equipment and reserves at aggregates facilities, as applicable, as if such assets were acquired on October 1, 2019 and consistently applied to the Company’s depreciation and depletion methodologies.

(c)Include interest expense under the Term Loan as if the funds borrowed to finance the purchase price were borrowed on October 1, 2019. Interest expense calculations further assume that no principal payments were made during the period from October 1, 2019 through September 30, 2022, and that the interest rate in effect on the date the Company made the acquisitions was in effect for the period from October 1, 2019 through September 30, 2022.

(d)Exclude $0.8 million of acquisition-related expenses from the fiscal year ended September 30, 2022, as though such expenses were incurred prior to the pro forma acquisition date of October 1, 2019.

Pro forma information is presented for informational purposes and may not be indicative of revenue or net income that would have been achieved if these acquisitions had occurred on October 1, 2019.

Combined Acquisitions During the Fiscal Year Ended September 30, 2021

North Carolina Acquisitions

During the fiscal year ended September 30, 2021, a subsidiary of the Company purchased five HMA production and paving companies and a grading and sitework company on the following dates and based in the following locations: (i) on October 8, 2020, in Carthage, North Carolina, (ii) on October 30, 2020, in Ahoskie, North Carolina, (iii) on December 3, 2020, in Raleigh, North Carolina, (iv) on December 18, 2020, in Kitty Hawk, North Carolina, (v) on June 22, 2021, in Wilson, North Carolina and (vi) on September 10, 2021, in Albemarle, North Carolina. These acquisitions were accounted for as business combinations in accordance with Topic 805. Total consideration transferred for these six acquisitions was $98.7 million. The amount of the purchase price exceeding the net fair value of identifiable assets acquired and liabilities assumed was recorded as goodwill in the aggregate amount of $33.3 million for these acquisitions.

On August 2, 2021, a subsidiary of the Company acquired a crushed stone and aggregates facility located near Goldston, North Carolina. This acquisition was accounted for as a business combination in accordance with Topic 805. Total consideration transferred for this acquisition was $31.4 million. The amount of the purchase price exceeding the net fair value of identifiable assets acquired and liabilities assumed was recorded as goodwill in the aggregate amount of $2.4 million for this acquisition. The prior year provisional accounting for this acquisition was finalized as of September 30, 2022.

Alabama Acquisition

On July 30, 2021, a subsidiary of the Company acquired an HMA contracting company and related entities, all headquartered in Cullman, Alabama. This acquisition was accounted for as a business combination in accordance with Topic 805. Total consideration transferred for this acquisition was $82.1 million. The amount of the purchase price exceeding the net fair value of identifiable assets acquired and liabilities assumed was recorded as goodwill in the aggregate amount of $2.1 million for this acquisition. The prior year provisional accounting for this acquisition was finalized as of September 30, 2022.

The following table summarizes the consideration for the aforementioned acquisitions and the amounts of identified assets acquired and liabilities assumed (in thousands):

	North Carolina Acquisitions	Alabama Acquisition	Total as of September 30, 2021	Finalized as of September 30, 2022
Accounts receivable	$110	$—	$110	$110
Inventories	4,819	6,480	11,299	11,209
Property, plant and equipment	70,613	35,020	105,633	105,847
Mineral reserves (included in property, plant and equipment)	18,600	38,118	56,718	56,718
Intangible assets	—	75	75	3,700
Total assets	94,142	79,693	173,835	177,584

Total liabilities	—	(718)	(718)	(3,210)

Goodwill	35,917	3,157	39,074	37,817

Total purchase price	$130,059	$82,132	$212,191	$212,191

Combined Acquisitions During the Fiscal Year Ended September 30, 2020

During the fiscal year ended September 30, 2020, a subsidiary of the Company purchased an HMA production and paving company and two HMA manufacturing plants and certain related assets on the following dates and based in the following locations: (i) on October 1, 2019, in Palm City, Florida, (ii) on March 23, 2020, in Pensacola and DeFuniak Springs, Florida. These acquisitions were accounted for as business combinations in accordance with Topic 805. Total consideration transferred for these two acquisitions was $27.5 million. The amount of the purchase price exceeding the net fair value of identifiable assets acquired and liabilities assumed was recorded as goodwill in the aggregate amount of $7.8 million for these acquisitions.

Note 5 - Contracts Receivable Including Retainage, net
Contracts receivable including retainage, net consisted of the following at September 30, 2022 and 2021 (in thousands):

	September 30,
	2022	2021
Contracts receivable	$221,566	$132,456
Retainage	44,253	27,640
	265,819	160,096
Allowance for doubtful accounts	(612)	(1,926)
Contracts receivable including retainage, net	$265,207	$158,170

The following is a summary of changes in the allowance for doubtful accounts balance during the fiscal years ended September 30, 2022 and 2021 (in thousands):

	For the Fiscal Year Ended September 30,
	2022	2021
Balance at beginning of period	$1,926	$1,440
Charged (credited) to bad debt expense	(947)	784
Write-off of contracts receivable including retainage	(367)	(298)
Balance at end of period	$612	$1,926

Retainage receivables have been billed and the Company has an unconditional right to payment, but are not due until satisfactory contract completion and acceptance by the customer.

Note 6 - Contract Assets and Liabilities
Costs and estimated earnings compared to billings on uncompleted contracts at September 30, 2022 and 2021 consisted of the following (in thousands):

	September 30,
	2022	2021
Costs on uncompleted contracts	$1,520,510	$1,058,434
Estimated earnings to date on uncompleted contracts	146,459	110,430
	1,666,969	1,168,864
Billings to date on uncompleted contracts	(1,690,175)	(1,179,560)
Net billings in excess of costs and estimated earnings on uncompleted contracts	$(23,206)	$(10,696)

Significant changes to balances of costs and estimated earnings in excess of billings (contract asset) and billings in excess of costs and estimated earnings (contract liability) on uncompleted contracts from September 30, 2021 to September 30, 2022 are presented below (in thousands):

	Costs and Estimated Earnings in Excess of Billings on Uncompleted Contracts	Billings in Excess of Costs and Estimated Earnings on Uncompleted Contracts	Net Billings in Excess of Costs and Estimated Earnings on Uncompleted Contracts
September 30, 2021	$23,023	$(33,719)	$(10,696)
Changes in revenue billed, contract price or cost estimates	6,248	(18,758)	(12,510)
September 30, 2022	$29,271	$(52,477)	$(23,206)

At September 30, 2022, the Company had unsatisfied or partially unsatisfied performance obligations under construction project contracts representing approximately $1,027.8 million in aggregate transaction price. The Company expects to earn revenue as it satisfies its performance obligations under those contracts in the amount of approximately $783.5 million during the fiscal year ending September 30, 2023 and approximately $244.3 million thereafter.
Note 7 - Other Assets
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following at September 30, 2022 and 2021 (in thousands):

	September 30,
	2022	2021
Prepaid expenses	$7,221	$5,438
Other current assets	5,736	2,352
Total prepaid expenses and other current assets	$12,957	$7,790

Other Assets
Other assets consisted of the following at September 30, 2022 and 2021 (in thousands):

	September 30,
	2022	2021
Interest rate swap contract	$24,719	$—
Notes receivable	1,121	1,367
Other assets	4,701	4,167
Total other assets	$30,541	$5,534

Note 8 - Property, Plant and Equipment
Property, plant and equipment at September 30, 2022 and 2021 consisted of the following (in thousands):

	September 30,
	2022	2021
Construction equipment	$402,581	$333,966
Plants	167,625	143,172
Land and improvements	59,454	53,415
Mineral reserves	91,992	86,556
Buildings	32,566	27,163
Furniture and fixtures	7,110	6,426
Leasehold improvements	1,230	1,230
Total property, plant and equipment, gross	762,558	651,928
Accumulated depreciation, depletion and amortization	(304,935)	(250,803)
Construction in progress	23,789	3,707
Total property, plant and equipment, net	$481,412	$404,832

Depreciation, depletion and amortization expense related to property, plant and equipment for the fiscal years ended September 30, 2022, 2021 and 2020 was $68.9 million, $49.5 million and $39.1 million, respectively.
Mineral reserves, net of accumulated depletion, for the years ended September 30, 2022 and 2021 were $87.6 million and $84.1 million, respectively. These amounts include $2.0 million and $2.1 million of asset retirement obligation assets, net of accumulated depletion associated with active mining operations for the years ended September 30, 2022 and 2021, respectively and $3.9 million and $2.7 million of capitalized stripping costs, net of accumulated depletion associated with development stage mining operations for the fiscal years ended September 30, 2022 and 2021, respectively.

Note 9 - Goodwill and Other Intangible Assets
The following presents goodwill activity during the fiscal years ended September 30, 2022 and 2021 (in thousands):

Balance at September 30, 2020	$46,348
Additions	39,074
Balance at September 30, 2021	85,422
Additions	45,300
Measurement period adjustments	$(1,257)
Balance at September 30, 2022	$129,465

The additions in goodwill as of September 30, 2022 compared to September 30, 2021 were attributable to $45.3 million for various Business Acquisitions (see Note 4 - Business Acquisitions) completed during the fiscal year ended September 30, 2022 and a reduction of $1.3 million for measurement period adjustments that were finalized for acquisitions completed during the fiscal year ended September 30, 2021.

A summary of other intangible assets at September 30, 2022 and 2021 is as follows (in thousands):

		September 30,
		2022			2021
	Weighted Average Life	Gross Value	Accumulated Amortization	Net Book Value	Gross Value	Accumulated Amortization	Net Book Value
Indefinite-lived:
Trade name license	Indefinite	$5,300	N/A	$5,300	$2,000	N/A	$2,000
Finite-lived:
Customer relationship	13 years	11,045	(1,304)	9,741	1,645	(640)	1,005
Non-compete agreements	7 years	1,220	(285)	935	1,295	(137)	1,158
Total intangible assets		$17,565	$(1,589)	$15,976	$4,940	$(777)	$4,163

The change in gross value as of September 30, 2022 compared to September 30, 2021 is attributable to $9.0 million for various Business Acquisitions (see Note 4 - Business Acquisitions) completed during the fiscal year ended September 30, 2022 and $3.7 million for provisional accounting adjustments that were finalized for acquisitions completed during the fiscal year ended September 30, 2021.
Total amortization expense related to finite-lived intangible assets was $0.8 million, $0.3 million and $0.2 million for the fiscal years ended September 30, 2022, 2021 and 2020, respectively.
Estimated future total amortization expense related to finite-lived intangible assets is as follows (in thousands):

Fiscal Year	Estimated Amortization Expense
2023	$981
2024	978
2025	977
2026	925
2027	776
Thereafter	6,039
Total	$10,676

Note 10 - Liabilities
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following at September 30, 2022 and 2021 (in thousands):

	September 30,
	2022	2021
Accrued payroll and benefits	$12,980	$19,302
Accrued insurance costs	3,081	3,444
Unfavorable contract liabilities	4,824	—
Other current liabilities	7,599	3,713
Total accrued expenses and other current liabilities	$28,484	$26,459

Unfavorable contract liabilities represent liabilities acquired as part of the Company's business acquisitions during the fiscal year ended September 30, 2022, as described in Note 4 - Business Acquisitions. Total amortization expense related to the acquired unfavorable contract liabilities was $4.1 million, $0.0 million and $0.0 million for the fiscal years ended September 30, 2022, 2021 and 2020, respectively.

Other Long-Term Liabilities
Other long-term liabilities consisted of the following at September 30, 2022 and 2021 (in thousands):

	September 30,
	2022	2021
Accrued insurance costs	$8,210	$6,497
Other	3,456	4,422
Total other long-term liabilities	$11,666	$10,919

Note 11 - Debt
The Company maintains credit facilities to finance acquisitions, to fund the purchase of real estate, construction equipment, plants and other fixed assets, and for general working capital purposes. Debt at September 30, 2022 and 2021 consisted of the following (in thousands):

	September 30,
	2022	2021
Long-term debt:
Term Loan	$271,875	$197,500
Revolving Credit Facility	105,100	20,000
Total long-term debt	376,975	217,500
Deferred debt issuance costs	(1,409)	(1,325)
Current maturities of long-term debt	(12,500)	(10,000)
Long-term debt, net of current maturities and debt issuance costs	$363,066	$206,175

Since 2017, the Company and each of its subsidiaries have been parties to a credit agreement with PNC Bank, National Association (successor in interest to BBVA USA) and certain other lenders party from time to time thereto. The credit agreement has been amended and restated on multiple occasions since its inception in order to provide for changes in the economic terms of the credit facility and developments at the Company. The obligations of the Company and its subsidiaries under the credit agreement are secured by a first priority security interest in substantially all of the Company’s assets.
On June 30, 2022, the Company and each of its subsidiaries entered into a Third Amended and Restated Credit Agreement with PNC Bank, National Association, as administrative agent and lender, PNC Capital Markets LLC, as joint lead arranger and sole bookrunner, Regions Bank and BofA Securities, Inc., each as a joint arranger, and certain other lenders (as amended and restated, the “Credit Agreement”). The Credit Agreement provides for (i) a term loan facility in an initial aggregate principal amount of $250.0 million (the “Term Loan”) the full amount of which was drawn at closing, (ii) a revolving credit facility in an initial aggregate principal amount of $325.0 million, (the “Revolving Credit Facility”), and (iii) a delayed draw term loan facility in an initial aggregate principal amount of $50.0 million (the "Delayed Draw Term Loan"). Among other things, the proceeds of the Term Loan were used to refinance indebtedness of the Company and its subsidiaries under its prior credit facility.
All outstanding advances under the Term Loan and Revolving Credit Facility are due and payable in full on June 30, 2027 (the “Maturity Date”). The Term Loan (commencing on September 30, 2022) and the Delayed Draw Term Loan (commencing with the earliest of (i) December 31, 2023, or (ii) the last day of the fiscal quarter in which the commitments under the Delayed Draw Term Loan are fully drawn or terminated, as applicable) will amortize in quarterly installments in an amount (subject, in each case, to adjustments for prior mandatory and voluntary prepayments of principal) equal to: (a) 1.25% of the original principal amount of the Term Loan (and, to the extent any Delayed Draw Term Loans are then outstanding, the original principal amount of such loans) and continuing on each of the following eleven quarter-end payment dates; (b) 1.875% of the original principal amount of the Term Loan (and, to the extent any Delayed Draw Term Loans are then outstanding, the original principal amount of such loans) on each of the next eight quarter-end payment dates; and (c) all remaining principal of the Term Loan and the Delayed Draw Term Loans are due and payable in full on the Maturity Date. The annual interest rates applicable to advances will be calculated, at the Company’s option, by using either a base rate, Daily Simple SOFR plus 0.10%, or Term SOFR plus 0.10%, and in each case, plus an applicable margin percentage that corresponds to the Company’s consolidated net leverage ratio. Subject to various requirements, the Company generally may (and, under certain circumstances, must), prepay all or a portion of the outstanding balance of the advances, together with accrued interest thereon, prior to their contractual maturity. The obligations of the Company and its subsidiaries under the Credit Agreement are secured by a first priority security interest in substantially all of the Company’s assets.

At September 30, 2022 and 2021, there was $271.9 million and $197.5 million, respectively, of principal outstanding under the Term Loan, $105.1 million and $20.0 million, respectively, of principal outstanding under the Revolving Credit Facility, and availability of $208.6 million and $193.7 million, respectively, under the Revolving Credit Facility, including a reduction for outstanding letters of credit.
The Credit Agreement contains customary negative covenants for agreements of this type, including, but not limited to, restrictions on the Company’s ability to make acquisitions, make loans or advances, make capital expenditures and investments, pay dividends, create or incur indebtedness, create liens, wind up or dissolve, consolidate, merge or liquidate, or sell, transfer or dispose of assets. The Credit Agreement also requires the Company to satisfy certain financial covenants, including a minimum fixed charge coverage ratio of 1.20-to-1.00 and a maximum consolidated leverage ratio of 3.50-to-1.00, subject to certain adjustments. At September 30, 2022 and 2021, the Company’s fixed charge coverage ratio was 2.56-to-1.00 and 3.29-to-1.00, respectively, and the Company’s consolidated leverage ratio was 2.79-to-1.00 and 1.99-to-1.00, respectively. At both September 30, 2022 and 2021, the Company was in compliance with all covenants under the Credit Agreement.
From time to time, the Company has entered into interest rate swap agreements to hedge against the risk of changes in interest rates. At September 30, 2022 and 2021, the aggregate notional value of these interest rate swap agreements was $300.0 million and $198.3 million, respectively, and the fair value was $24.7 million and $(0.8) million, respectively, which is included within other assets or other long-term liabilities on the Company’s Consolidated Balance Sheets.
The scheduled contractual repayment terms of long-term debt at September 30, 2022 are as follows:

Fiscal Year	Amount
2023	$12,500
2024	13,750
2025	17,188
2026	20,625
2027	312,912
Total	$376,975

Interest expense was $7.9 million, $2.5 million and $3.6 million for the fiscal years ended September 30, 2022, 2021 and 2020, respectively. Amortization of deferred debt issuance costs and debt discounts included in interest expense was $0.2 million, $0.3 million and $0.2 million for the fiscal years ended September 30, 2022, 2021 and 2020, respectively.

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
Conversion of Class B Common Stock to Class A Common Stock
During the fiscal year ended September 30, 2022, certain stockholders of the Company converted a total of 4,338,924 shares of Class B common stock into shares of Class A common stock on a one-for-one basis. As of September 30, 2022, there were 41,193,024 shares of Class A common stock and 11,352,915 shares of Class B common stock outstanding.
Restricted Stock Awards
During the fiscal year ended September 30, 2022, the Company awarded a total of 256,167 restricted shares of Class A common stock to certain members of Company management under the Construction Partners, Inc. 2018 Equity Incentive Plan (the “Equity Incentive Plan”).
Additional information about these transactions is set forth in Note 14 - Equity-Based Compensation.

Registration Rights Agreement
The Company is a party to a registration rights agreement (the “Registration Rights Agreement”) with certain of the Company’s directors and officers and affiliates of SunTx (collectively, the “RRA Holders”). Under the Registration Rights Agreement, the RRA Holders have “demand” registration rights, meaning that the Company must register under the Securities Act shares of the Company’s common stock owned by such RRA Holders upon their demand under certain circumstances, and “piggyback” registration rights, meaning that, if the Company proposes to register an offering of securities, it generally must give written notice to the RRA Holders to allow each to include its shares in the registration. In general, the Company must pay all out-of-pocket expenses in connection with a registration under the Registration Rights Agreement, including filing and registration fees, printing costs, fees and expenses of the Company’s legal counsel and independent registered public accountants and fees and expenses for one legal counsel for the applicable RRA Holders. The RRA Holders whose shares are registered must pay all incremental selling expenses relating to any offering, such as underwriters’ commissions and discounts, brokerage fees, underwriter marketing costs and any additional legal counsel that they may engage. As of September 30, 2022, a total of 3,796,670 shares of the Company’s common stock were subject to the Registration Rights Agreement, of which 37,248 shares had been previously registered but not yet sold. The Registration Rights Agreement expires on May 4, 2023.

Treasury Stock

During the fiscal year ended September 30, 2022, the Company received a total of 1,183 shares of Class A common stock from employees for reimbursement of income taxes paid by the Company on behalf of these employees related to the vesting of restricted stock awards. The Company received another 1,523 shares of Class A common stock through forfeitures of restricted stock awards by terminated employees.

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

	For the Fiscal Year Ended September 30,
	2022	2021	2020
Numerator
Net income attributable to common stockholders	$21,376	$20,177	$40,297
Denominator
Weighted average number of common shares outstanding, basic	51,773,559	51,636,955	51,489,211
Net income per common share attributable to common stockholders, basic	$0.41	$0.39	$0.78

The following table summarizes the calculation of the weighted-average number of diluted common shares outstanding and the calculation of diluted earnings per share for the periods presented (in thousands, except share and per share amounts):

	For the Fiscal Year Ended September 30,
	2022	2021	2020
Numerator
Net income attributable to common stockholders	$21,376	$20,177	$40,297
Denominator
Weighted average number of basic common shares outstanding, basic	51,773,559	51,636,955	51,489,211
Effect of dilutive securities:
Restricted stock unit grants	183,861	136,258	147,723
Weighted average number of diluted common shares outstanding:	51,957,420	51,773,213	51,636,934
Net income per diluted common share attributable to common stockholders	$0.41	$0.39	$0.78

Note 14 - Equity-Based Compensation
Restricted Stock Units
A summary of the changes in the Company's restricted stock units ("RSUs") is as follows:

	For the Fiscal Year Ended September 30,
	2022		2021		2020
	RSUs	Weighted Average Grant Date Fair Value Per RSU	RSUs	Weighted Average Grant Date Fair Value Per RSU	RSUs	Weighted Average Grant Date Fair Value Per RSU
Unvested, beginning balance	595,561	$25.42	292,534	$12.88	292,534	$12.88
Granted	256,167	32.62	510,733	26.52	—	—
Vested	(134,481)	18.19	(207,706)	10.47	—	—
Forfeited	(1,523)	33.77	—	—	—	—
Unvested, ending balance	715,724	$29.34	595,561	$25.42	292,534	$12.88

The Company measures and recognizes stock-based compensation expense, net of forfeitures, over the requisite vesting periods for all stock-based payment awards made, and recognizes forfeitures as they occur. Stock-based compensation is included in general and administrative expenses in the Consolidated Statements of Comprehensive Income.
During the fiscal year ended September 30, 2019, the Company awarded a total of 292,534 restricted shares of Class A common stock to its non-employee directors under the Equity Incentive Plan. The grants are classified as equity awards. The aggregate grant date fair value of these restricted stock awards was $3.8 million. During the fiscal years ended September 30, 2022, 2021 and 2020, the Company recorded $0.4 million, $1.3 million and $1.6 million, respectively, of compensation expense in connection with these grants, which is reflected as general and administrative expenses in the Company’s Consolidated Statements of Comprehensive Income. At September 30, 2022, the Company had no unrecognized compensation expense related to these awards due to full vesting.
During the fiscal year ended September 30, 2021, the Company awarded a total of 510,733 restricted shares of Class A common stock to certain members of Company management under the Equity Incentive Plan. The grants are classified as equity awards. The aggregate grant date fair value of these restricted awards was $13.6 million. During the fiscal years ended September 30, 2022 and 2021, the Company recorded compensation expense of $3.5 million and $2.2 million, respectively, in connection with these grants, which is reflected as general and administrative expenses in the Company’s Consolidated Statements of Comprehensive Income. At September 30, 2022, there was approximately $7.8 million of unrecognized compensation expense related to these awards, which will be recognized over a remaining weighted-average period of 2.5 years.

During the fiscal year ended September 30, 2022, the Company awarded a total of 256,167 restricted shares of Class A common stock to certain members of Company management under the Equity Incentive Plan. The grants are classified as equity awards. The aggregate grant date fair value of these restricted awards was $8.3 million. During the fiscal year ended September 30, 2022, the Company recorded compensation expense in connection with these grants in the amount of $3.1 million, which is reflected as general and administrative expenses in the Company’s Consolidated Statements of Comprehensive Income. At September 30, 2022, there was approximately $5.2 million of unrecognized compensation expense related to these awards, which will be recognized over a remaining weighted-average period of 2.4 years.
The underlying RSU shares subject to awards granted under the Equity Incentive Plan will vest, as applicable, as follows:

Fiscal Year	Number of Shares
2023	36,969
2024	351,967
2025	311,788
2026	15,000
Total	715,724

Performance Stock Units
Performance stock units ("PSUs") provide for the issuance of shares of Class B common stock upon vesting, which occurs at the end of the performance period based on achievement of certain Company performance metrics established by the Compensation Committee of the Company’s Board of Directors. The final number of shares of common stock issuable upon vesting of PSUs can range from 0% to 150% of the number of PSUs initially granted, depending on the level of achievement, as determined by the Compensation Committee of the Company’s Board of Directors. The achievement of performance goals is modified by the total shareholder return ranking of the Company against the Russell 2000 Index over the performance period and can increase or decrease the achieved award by up to 15%. The Company recognizes expense, net of estimated forfeitures, for PSUs based on the forecasted achievement of the Company performance metrics, multiplied by the fair value of the total number of shares of common stock that the Company anticipates will be issued based on such achievement.
During the fiscal year ended September 30, 2022, the Company awarded PSUs of 131,341 shares and forecasted vesting of 98,505 restricted shares of Class B common stock to certain members of Company management under the Equity Incentive Plan. The grants are classified as equity awards. The aggregate grant date fair value of these restricted awards was $3.0 million. During the fiscal year ended September 30, 2022, the Company recorded compensation expense in connection with these grants in the amount of $1.0 million, which is reflected as general and administrative expenses in the Company’s Consolidated Statements of Comprehensive Income. At September 30, 2022, there was approximately $2.0 million of unrecognized compensation expense related to these awards.

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

The provision for income taxes for the fiscal years ended September 30, 2022, 2021 and 2020 consisted of the following (in thousands):

	For the Fiscal Year Ended September 30,
	2022	2021	2020
Current
U.S. Federal	$—	$3,609	$8,960
State	949	995	490
Total current	949	4,604	9,450
Deferred
U.S. Federal	5,662	3,029	2,222
State	304	716	1,088
Total deferred	5,966	3,745	3,310
Provision for income taxes	$6,915	$8,349	$12,760

Differences exist between income and expenses reported on the consolidated financial statements and those deducted for U.S. federal and state income tax reporting. The Company’s deferred tax assets and liabilities consisted of the following temporary difference tax effects at September 30, 2022 and 2021 (in thousands):

	September 30,
	2022	2021
Deferred tax assets
Allowance for bad debt	$150	$413
Amortization of finite-lived intangible assets	943	586
Federal net operating loss carryforward	2,632	—
State net operating loss carryforward	1,205	488
Employee benefits	1,986	736
Acquisition liabilities	2,127	—
Accrued insurance claims	911	1,610
Other	998	335
Total deferred tax assets	10,952	4,168
Deferred tax liabilities
Amortization of goodwill	(6,582)	(6,541)
Property, plant and equipment	(24,131)	(14,530)
Interest rate swap contract	(5,692)	—
Other	(1,260)	(459)
Total deferred tax liabilities,	(37,665)	(21,530)
Net deferred tax liabilities	$(26,713)	$(17,362)

The Consolidated Balance Sheets at September 30, 2022 and 2021 include gross deferred tax assets of $11.0 million and $4.2 million, respectively. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the periods in which those temporary differences are deductible. Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carryforward periods), projected taxable income, and tax-planning strategies in making this assessment. Based on the weight of all evidence known and available as of the balance sheet date, management believes that these tax benefits are more likely than not to be realized in the future. To the extent that management does not consider it more likely than not that a deferred tax asset will be recovered, a valuation allowance is established.
Income taxes payable have been reduced by fuel tax credits of $0.3 million for each of the fiscal years ended September 30, 2022 and 2021. The remaining amount of goodwill expected to be deductible for tax purposes was $92.5 million and $68.5 million at September 30, 2022 and 2021, respectively.

The following is a reconciliation of net deferred tax assets (liabilities) to amounts reflected on the Company’s Consolidated Balance Sheets at September 30, 2022 and 2021 (in thousands):

	September 30,
	2022	2021
Asset: Deferred income taxes, net	$—	$—
Liability: Deferred income taxes, net	(26,713)	(17,362)
Net deferred tax assets (liabilities)	$(26,713)	$(17,362)

At September 30, 2022 and 2021, the Company had federal net operating loss carryforwards of $10.5 million and $0.0 million, respectively, and state net operating loss carryforwards of $38.0 million and $15.2 million, respectively. The federal net operating loss credit carryforward is indefinite and the state net operating loss credit carryforwards expire in varying amounts between the fiscal years ended September 30, 2032 and 2041 or are indefinite.
The U.S. statutory federal income tax rate applicable to the Company was 21% during the fiscal years ended September 30, 2022, 2021 and 2020. The following table reconciles income taxes based on the U.S. federal statutory tax rate to the Company’s income before provision for income taxes for the fiscal years ended September 30, 2022, 2021 and 2020 (in thousands):

	For the Fiscal Year Ended September 30,
	2022	2021	2020
Provision for income tax at federal statutory rate	$5,941	$5,990	$11,142
State income taxes	569	1,351	1,272
Permanent differences	353	961	330
Other	52	47	16
Provision for income taxes	$6,915	$8,349	$12,760

Uncertain Tax Positions
ASC Topic 740, Income Taxes (“ASC 740”), prescribes a recognition threshold and measurement model for the financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return and provides guidance on derecognition classification, interest and penalties, accounting in interim periods, disclosure and transition.
The Company is subject to tax audits in various jurisdictions in the United States. Tax audits, by their nature, are often complex. In the normal course of business, the Company is subject to challenges from the Internal Revenue Service (“IRS”) and other tax authorities regarding amounts of taxes due. These challenges may alter the timing or amount of taxable income or deductions, or the allocation of income among tax jurisdictions. As part of the calculation of the provision for income taxes on earnings, management determines whether the benefits of the Company’s tax positions are at least more likely than not to be sustained upon audit based on the technical merits of the tax position. For tax positions that are more likely than not to be sustained upon audit, management accrues the largest amount of the benefit that is more likely than not to be sustained. Such accruals require management to make estimates and judgments with respect to the ultimate outcome of a tax audit. Actual results could vary materially from these estimates. The Company performed an analysis of its tax positions and determined that no uncertain tax positions existed at September 30, 2022 or 2021. Accordingly, there was no liability for uncertain tax positions at September 30, 2022 or 2021. Based on the provisions of ASC 740, the Company had no material unrecognized tax benefits at September 30, 2022 or 2021. Due to the utilization of net operating loss carryforwards, the Company’s federal income tax returns for fiscal years ended September 30, 2018 through 2022 are subject to examination. Various state income tax returns for fiscal years ended September 30, 2011 through 2022 are also subject to examination.

Note 16 - Employee Benefit Plans
The Company offers a 401(k) retirement plan covering substantially all employees who are at least 18 years old and have more than six months of service. The Company makes discretionary employer contributions, subject to IRS safe harbor rules. Employer contributions charged to earnings during the fiscal years ended September 30, 2022, 2021 and 2020 were $5.5 million, $3.9 million, and $3.4 million, respectively.

Note 17 - Related Parties
On December 31, 2017, the Company sold an indirect wholly owned subsidiary to an immediate family member of an executive officer of the Company (“Purchaser of Subsidiary”) in consideration for an interest-bearing note receivable in the amount of $1.0 million, which approximated the net book value of the disposed entity. At September 30, 2022, $0.1 million and $0.3 million was reflected on the Company’s Consolidated Balance Sheets within other current assets and other assets, respectively, representing the remaining balances on this note receivable. In connection with this transaction, the Company also received an interest-bearing note receivable from the disposed entity (“Disposed Entity”) on December 31, 2017 in the amount of $1.0 million representing certain accounts payable of the disposed entity that were paid by the Company. At September 30, 2022, $0.1 million and $0.2 million was reflected on the Company’s Consolidated Balance Sheets within other current assets and other assets, respectively, representing the remaining balances on this note receivable. Remaining principal and interest payments are scheduled to be made in periodic installments during fiscal year 2023 through fiscal year 2026.
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
•The Company is party to a management services agreement with SunTx, under which the Company pays SunTx $0.29 million per fiscal quarter and reimburses certain travel and other out-of-pocket expenses associated with services rendered under the management services agreement.
The following table presents revenues earned and expenses incurred by the Company during the fiscal years ended September 30, 2022, 2021 and 2020, and receivable and accounts payable balances at September 30, 2022 and 2021, related to transactions with the related parties described above (in thousands):

	Revenue Earned (Expense Incurred)						Receivable (Payable)
	For the Fiscal Year Ended September 30,						September 30,
	2022		2021		2020		2022	2021
Purchaser of subsidiary	$—		$—		$—		$414	$518
Disposed entity	—		—		—		264	330
Land Development Project	—		—		—		712	788
Subcontracting Services	(8,655)	(1)	(9,385)	(1)	(11,110)	(1)	(695)	(563)
Island Pond	(320)	(2)	(320)	(2)	(320)	(2)	—	—
SunTx	(1,451)	(2)	(1,935)	(2)	(1,403)	(2)	—	—

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
Letters of Credit
Under the Revolving Credit Facility, the Company has a total capacity of $325.0 million that may be used for a combination of cash borrowings and letter of credit issuances. At each of September 30, 2022 and 2021, the Company had aggregate letters of credit outstanding in the amount of $11.3 million, primarily related to certain insurance policies as described in Note 2 - Significant Accounting Policies.

Purchase Commitments
As of September 30, 2022, the Company had unconditional purchase commitments for diesel fuel and natural gas in the normal course of business in the aggregate amount of $5.2 million and $1.2 million, respectively. Management does not expect any significant changes in the market value of these goods during the commitment period that would have a material adverse effect on the financial condition, results of operations and cash flows of the Company. As of September 30, 2022, our purchase commitments annually thereafter are as follows (in thousands):

Fiscal Year	Amount
2023	$5,436
2024	976
Total	$6,412

Minimum Royalties
The Company has lease agreements associated with aggregates facilities under which the Company makes royalty payments. These agreements are outside the scope of Topic 842. The payments are generally based on tons sold in a particular period; however, certain agreements have minimum annual payments. The Company has commitments in the form of minimum royalties as of September 30, 2022 in the amount of $2.7 million, due as follows (in thousands):

Fiscal Year	Amount
2023	$255
2024	246
2025	207
2026	182
2027	170
Thereafter	1,615
Total	$2,675

Royalty expense recorded in cost of revenue during the fiscal years ended September 30, 2022, 2021 and 2020 was $1.6 million, $1.2 million and $1.3 million, respectively.

Note 19 - Joint Venture
One of the Company’s wholly owned subsidiaries is party to a joint venture agreement (the “JV”) with a third party for the sole purpose of bidding on and performing a construction project for the Alabama Department of Transportation. The Company and the third party each own a 50% partnership interest in the JV and share revenue and expenses equally. The JV is jointly managed by representatives of the Company and the third party, and all labor, material and equipment required to perform the contract is subcontracted, with both of the participants of the JV performing some portion of the subcontracted work.
The Company accounts for this joint venture as an equity method investment in accordance with GAAP. At each of September 30, 2022 and 2021, the Company’s investment in the JV was $0.1 million, which is reflected as “Investment in joint venture” on the Company’s Consolidated Balance Sheets. During the fiscal years ended September 30, 2022, 2021 and 2020, the Company recognized $0.0 million, $0.0 million and $0.6 million, respectively, of pre-tax income, representing its 50% interest in the earnings of the JV, which is reflected as “Earnings from investment in joint venture” on the Company’s Consolidated Statements of Comprehensive Income. The income tax impact attributable to the Company’s investment in the JV is included within the provision for income taxes in the Company’s Consolidated Statements of Comprehensive Income.

Note 20 - Leases

The Company leases certain facilities, office space, vehicles and equipment. As of September 30, 2022, operating leases under Topic 842 were included in (i) operating lease right-of use assets, (ii) current portion of operating lease liabilities and (iii) operating lease liabilities, net of current portion on the Company’s Consolidated Balance Sheets in the amounts of $14.0 million, $2.2 million and $12.1 million, respectively. As of September 30, 2022, the Company did not have any lease contracts that had not yet commenced but had created significant rights and obligations.

The components of lease expense were as follows (in thousands):

	For the Fiscal Year Ended September 30,
	2022	2021	2020
Operating lease cost	$2,568	$2,475	$3,498
Short-term lease cost	21,177	13,346	13,374
Total lease expense	23,745	15,821	16,872

Short-term leases (those with terms of 12 months or less) are not capitalized but are expensed on a straight-line basis over the lease term. The majority of our short-term leases relate to equipment used on construction projects. These leases are entered into at periodic rental rates for an unspecified duration and typically have a termination for convenience provision.

As of September 30, 2022, the weighted-average remaining term of the Company’s operating leases was 8.5 years, and the weighted-average discount rate was 3.19%. As of September 30, 2022, the lease liability was equal to the present value of the remaining lease payments, discounted using the incremental borrowing rate on the Company’s secured debt using a single maturity discount rate, as such rate is not materially different from the discount rate applied to each of the leases in the portfolio.

The following table summarizes the Company’s undiscounted lease liabilities outstanding as of September 30, 2022 (in thousands):

Fiscal Year	Amount
2023	$2,621
2024	2,213
2025	1,833
2026	1,816
2027	1,709
Thereafter	6,304
Total future minimum lease payments	$16,496
Less: imputed interest	2,228
Total	$14,268

Note 21 - Fair Value Measurements

The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2022 and 2021 under ASC 820, Fair Value Measurements (in thousands):

	Fair Value Measurement at Reporting Date Using
September 30, 2022	Level 1	Level 2	Level 3
Assets:
Commodity swap contracts	$—	$1,187	$—
Interest rate swaps	—	24,719	—
Corporate debt securities	—	2,537	—
U.S. government securities	—	2,481	—
Municipal government securities	—	1,055	—
Other debt securities	—	793	—
Total Assets	$—	$32,772	$—

Liabilities:
Commodity swap contracts	$—	$661	$—
Total Liabilities	$—	$661	$—

	Fair Value Measurement at Reporting Date Using
September 30, 2021	Level 1	Level 2	Level 3
Assets:
Commodity swap contracts	$—	$1,812	$—
Total Assets	$—	$1,812	$—

Liabilities:
Interest rate swaps	$—	$845	$—
Total Liabilities	$—	$845	$—

The fair value of interest rate swap contracts is based on a model-driven valuation using the observable components (e.g., interest rates), which are observable at commonly quoted intervals for the full term of the contracts. The fair value of our commodity swap contracts is based on an analysis of the expected cash flow of the contract in combination with observable forward price inputs obtained from a third-party pricing source. The calculations are adjusted for credit risk. Therefore, our derivative assets and liabilities are classified within Level 2 of the fair value hierarchy. Derivative assets are included within “Prepaid expenses and other current assets” and “Other assets” on the Company’s Consolidated Balance Sheets. Derivative liabilities are included within “Accrued expense and other current liabilities” and “Other long-term liabilities” on the Company’s Consolidated Balance Sheets. Debt securities primarily consist of corporate bonds and U.S. Government and agency obligations. The fair value of these investments is determined based on market quotes. These investments are included within "Restricted Investments" on the Company's Consolidated Balance Sheets.

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

The following table represents the approximate amount of realized and unrealized gains (losses) and changes in fair value recognized in earnings on commodity derivative contracts for the fiscal years ended September 30, 2022, 2021 and 2020 and the fair value of these derivatives as of September 30, 2022 and 2021 (in thousands):

	For the Fiscal Year Ended September 30,
		2022			2021			2020
	Change in			Change in			Change in
	Realized Gain (Loss)	Unrealized Gain (Loss)	Total Gain (Loss)	Realized Gain (Loss)	Unrealized Gain (Loss)	Total Gain (Loss)	Realized Gain (Loss)	Unrealized Gain (Loss)	Total Gain (Loss)
Cost of revenues	$3,472	$(1,286)	$2,186	$830	$2,315	$3,145	$(432)	$(503)	$(935)
Interest expense, net	(806)	1,668	862	(890)	894	4	(388)	(1,397)	(1,785)
Total	$2,666	$382	$3,048	$(60)	$3,209	$3,149	$(820)	$(1,900)	$(2,720)

	September 30,
Balance Sheet Classification	2022	2021
Prepaid expenses and other current assets - commodity swaps	$1,032	$990
Other assets - commodity swaps	155	822
Other assets - interest rate swap (1)	24,719
Accrued expense and other current liabilities - commodity swaps	(601)	—
Accrued expense and other current liabilities - interest rate swaps	—	(97)
Other long-term liabilities - commodity swaps	(60)	—
Other long-term liabilities - interest rate swaps (2)	—	(748)
Net unrealized gain (loss) position	$25,245	$967

(1) Includes designated cash flow hedge of $24,719 as of September 30, 2022.
(2) Includes designated cash flow hedge of $(31) as of September 30, 2021.

Note 23 - Other Comprehensive Income

Comprehensive income comprises two subsets: net income and other comprehensive income ("OCI"). The components of other comprehensive income are presented in the accompanying Consolidated Statements of Comprehensive Income and Consolidated Statements of Stockholders’ Equity, net of applicable taxes. The Company’s interest rate swap contract hedge included in other comprehensive income for the fiscal year ended September 30, 2022 was entered into on July 1, 2022 with an original notional value of $300.0 million. The maturity date of this swap is June 30, 2027. The Company received a credit of $12.6 million under the "blend and extend" arrangement utilizing the fair values of the existing interest rate swap agreements at June 30, 2022.

Amounts in accumulated other comprehensive income ("AOCI"), net of tax, at September 30, are as follows (in thousands):

AOCI	2022	2021	2020
Interest rate swap contract, net of blend and extend arrangement	23,761	(31)	—
Unrealized loss on available-for-sale securities	(566)	—	—
Less tax effect of other comprehensive income (loss) items	(5,575)	8	—
Total	$17,620	$(23)	$—

Changes in AOCI, net of tax, are as follows (in thousands):

AOCI
Balance at September 30, 2020	—
Net OCI changes	(23)
Balance at September 30, 2021	(23)
Net OCI changes	17,643
Balance at September 30, 2022	$17,620

Amounts reclassified from AOCI to earnings, are as follows (in thousands):

	2022	2021	2020
Interest expense	$468	$224	$—
Benefit from income taxes	(108)	(56)	—
Total reclassifications from AOCI to earnings	$360	$168	$—

Note 24 - Asset Retirement Obligations
As discussed in Note 2, the Company has asset retirement obligations (“AROs”), which are liabilities associated with our legally required obligations to reclaim owned and leased aggregates facilities. At September 30, 2022 and 2021, the Company’s AROs were $2.9 million and $2.8 million, respectively, which are reflected as “Other long-term liabilities” on the Company’s Consolidated Balance Sheets. Accretion and depreciation expense related to AROs for the fiscal years ended September 30, 2022, 2021 and 2020 was $0.1 million, $0.0 million and $0.0 million, respectively.

The following is a reconciliation of these asset retirement obligations (in thousands):

	For the Fiscal Year Ended September 30,
	2022	2021
Asset Retirement Obligations
Balance at beginning of year	$2,788	$—
Liabilities incurred	—	2,070
Liabilities settled	—	—
Liabilities assumed	—	718
Accretion expense	70	—
Balance at end of year	$2,858	$2,788

Note 25 - Investments

The following is a summary of the Company's debt securities as of September 30, 2022 (in thousands):

September 30, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate debt securities	$2,797	$—	$260	$2,537
U.S. government securities	2,622	—	141	2,481
Municipal government securities	1,151	—	96	1,055
Other debt securities	862	—	69	793
Total	$7,432	$—	$566	$6,866

The amortized cost and fair value of debt securities classified as available for sale by contractual maturity, as of September 30, 2022, are as follows (in thousands):

	September 30, 2022
	Amortized Cost	Fair Value
Less than five years	$4,836	$4,562
Six to ten years	2,252	1,984
Greater than ten years	344	320
Total	$7,432	$6,866

Note 26 - Unpaid Losses and Loss Adjustment Expenses

The following is a summary of the Company's activity in the liability for loss and loss adjustment expense reserves for workers' compensation, general liability and automobile liability as of as of September 30, 2022 and 2021 (in thousands):

	For the Fiscal Year Ended September 30,
	2022	2021
Balance at beginning of year	$9,941	$8,697
Total incurred	5,993	6,323
Total paid	(4,643)	(5,079)
Balance at end of year	$11,291	$9,941

Note 27 - Condensed Financial Statements of Parent Company

CONSTRUCTION PARTNERS, INC.
PARENT COMPANY ONLY
CONDENSED BALANCE SHEETS
(in thousands, except share and per share data)

	September 30,
	2022	2021
ASSETS
Cash and cash equivalents	$43,130	$65,225
Prepaid expenses and other current assets	2,995	1,063
Total current assets	46,125	66,288
Property, plant and equipment, net	4,646	5,160
Investment in subsidiaries	444,473	409,245
Deferred income taxes, net	—	892
Due from subsidiaries	58,593	—
Other assets	28,140	2,014
Total assets	$581,977	$483,599
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Due to subsidiaries	$—	$46,304
Accrued expenses and other current liabilities	3,477	2,970
Current maturities of long-term debt	1,204	238
Total current liabilities	4,681	49,512
Long-term liabilities:
Due to subsidiaries	39,275	—
Deferred income taxes, net	4,553	—
Long-term debt, net of current maturities and debt issuance costs	77,589	24,440
Other long-term liabilities	—	748
Total long-term liabilities	121,417	25,188
Total liabilities	126,098	74,700
Stockholders’ Equity
Preferred stock, par value $0.001; 10,000,000 shares authorized at September 30, 2022 and September 30, 2021 and no shares issued and outstanding	—	—
Class A common stock, par value $0.001; 400,000,000 shares authorized, 41,195,730 shares issued and 41,193,024 shares outstanding at September 30, 2022, and 36,600,639 shares issued and outstanding at September 30, 2021	41	37
Class B common stock, par value $0.001; 100,000,000 shares authorized, 14,275,867 shares issued and 11,352,915 shares outstanding at September 30, 2022, and 18,614,791 shares issued and 15,691,839 shares outstanding at September 30, 2021	15	19
Additional paid-in capital	256,571	248,571
Treasury stock, at cost, 2,706 shares of Class A common stock at September 30, 2022, and no shares at September 30, 2021, par value $0.001	(39)	—
Treasury stock, at cost, 2,922,952 shares of Class B common stock, par value $0.001	(15,603)	(15,603)
Accumulated other comprehensive loss	17,620	(23)
Retained earnings	197,274	175,898
Total stockholders’ equity	455,879	408,899
Total liabilities and stockholders’ equity	$581,977	$483,599

See note to condensed financial statements of parent company.

CONSTRUCTION PARTNERS, INC.
PARENT COMPANY ONLY
CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands, except share and per share amounts)

	For the Fiscal Year Ended September 30,
	2022	2021	2020
Equity in net income of subsidiaries	$24,690	$25,505	$43,712
General and administrative expenses	(4,758)	(6,399)	(4,167)
Interest expense, net	68	834	(1,218)
Gain on sale of equipment, net	6	—	—
Other income	13	3	—
Income before provision for income taxes	20,019	19,943	38,327
Income tax benefit	1,357	234	1,970
Net income	$21,376	$20,177	$40,297
Other comprehensive (loss), net of tax
Unrealized gain (loss) on interest rate swap contract, net	18,091	(23)	—
Unrealized (loss) on restricted investments, net	(448)	—	—
Other comprehensive (loss)	17,643	(23)	—
Comprehensive income	$39,019	$20,154	$40,297

Net income per share attributable to common stockholders:
Basic	$0.41	$0.39	$0.78
Diluted	$0.41	$0.39	$0.78
Weighted average number of common shares outstanding:
Basic	51,773,559	51,636,955	51,489,211
Diluted	51,957,420	51,773,213	51,636,934

See note to condensed financial statements of parent company.

CONSTRUCTION PARTNERS, INC.
PARENT COMPANY ONLY
CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Fiscal Year Ended September 30,
	2022	2021	2020
Cash flows from operating activities:
Net income	$21,376	$20,177	$40,297
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation, depletion and amortization of long-lived assets	757	475	463
Gain on sale of equipment	(6)	—	—
Loss (gain) on derivative instruments	(1,668)	(894)	1,397
Equity-based compensation expense	8,000	3,549	1,570
Equity in net income of subsidiaries	(24,690)	(25,505)	(43,712)
Deferred income tax benefit	(248)	(451)	(425)
Other non-cash adjustments	(73)	9	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,932)	(135)	(183)
Other assets	(593)	(2,008)	(6)
Accrued expenses and other current liabilities	507	1,001	(965)
Other liabilities	(748)	(97)	—
Net cash (used in) provided by operating activities	682	(3,879)	(1,564)
Cash flows from investing activities:
Purchases of property, plant and equipment	(243)	(2,641)	(1,189)
Proceeds from sale of equipment	6	—	—
Investment in subsidiary	(10,986)	—	(17,303)
Net cash (used in) investing activities	(11,223)	(2,641)	(18,492)
Cash flows from financing activities:
Change in amounts due to (from) subsidiaries, net	(65,622)	(6,296)	34,150
Purchase of treasury stock	(39)	—	—
Principal payments on long-term debt	(420)	—	—
Proceeds from issuance of long-term debt, net of debt issuance costs and discount	54,527	—	—
Net cash (used in) provided by financing activities	(11,554)	(6,296)	34,150
Net change in cash and cash equivalents	(22,095)	(12,816)	14,094
Cash and cash equivalents:
Beginning of period	65,225	78,041	63,947
End of period	$43,130	$65,225	$78,041

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

Note 28 - Subsequent Events

Restricted Stock Awards
On November 3, 2022, the Company awarded a total of 150,798 restricted shares of Class A common stock to certain members of Company management under the Equity Incentive Plan. The grants are classified as equity awards and have four-year graded vesting. The aggregate grant date fair value of these restricted awards was $4.6 million.
Performance Stock Units
On November 3, 2022, the Company awarded PSUs of 84,371 shares of Class A common stock to certain executive officers of the Company under the Equity Incentive Plan. The grants are classified as equity awards. The aggregate grant date fair value of these restricted awards was $2.6 million. The PSUs provide for the issuance of shares of Class A common stock upon vesting, which occurs over a three-year performance period based on achievement of the following metrics: (i) compound aggregate revenue growth rate and (ii) average Adjusted EBITDA margin. The final number of shares of Class A common stock issuable upon vesting of PSUs can range from 0% to 150% of the number of PSUs initially granted, depending on the level of achievement, as determined by the Compensation Committee of the Company’s Board of Directors. The achievement of performance goals is modified by the total shareholder return ranking of the Company against the Russell 2000 Index over the performance period and can increase or decrease the achieved award by up to 15%.
Treasury Stock
On November 4, 2022, the Company received a total of 5,267 shares of Class A common stock from employees for reimbursement of income taxes paid by the Company on behalf of these employees related to restricted stock awards that vested on September 30, 2022.
Amendment to Credit Agreement
On November 18, 2022, the Company and each of its wholly owned subsidiaries (collectively, the “Borrowers”) entered into a First Amendment to the Third Amended and Restated Credit Agreement (the “Amendment” and the “Credit Agreement,” respectively). Among other things, the Amendment modified the provisions of the Credit Agreement requiring a prepayment of outstanding indebtedness following a disposition of property or assets exceeding certain thresholds. As a result of the Amendment, the Borrowers may receive up to $10.0 million in the aggregate of net cash proceeds from the disposal of property or assets (other than inventory in the ordinary course of business) in any fiscal year without the requirement to prepay any outstanding indebtedness. However, the Borrowers also may reinvest all or any portion of such net cash proceeds in fixed capital or operating assets, including real property (which reinvested amount will not count against the $10.0 million threshold), provided that (i) if any of the disposed property or assets constitute collateral under the Credit Agreement, the reinvestment must be in fixed capital or operating investments that also constitute collateral, (ii) the reinvestment (or entry into a definitive agreement providing for such reinvestment) must occur within 180 days after receipt of such net cash proceeds and (iii) if a definitive agreement to reinvest the net cash proceeds has been executed within such 180-day period, then the reinvestment must occur within 180 days after the entering into such definitive agreement. Any net cash proceeds not reinvested or subject to a definitive agreement must be applied to the prepayment of the outstanding indebtedness upon the conclusion of the applicable 180-day period.
Acquisition of HMA Plants and Disposition of Quarry
On November 18, 2022, the Company’s Alabama-based subsidiary acquired three HMA plants in the Nashville, Tennessee metro area from Blue Water Industries. The transaction extended the Company’s footprint into the fast-growing Nashville, Tennessee metro area. In connection with the transaction, the Company’s North Carolina-based subsidiary received cash and transferred ownership of its Daurity Springs Quarry in North Carolina to Blue Water Industries, while retaining aggregate sourcing rights from the quarry for its HMA plants in the central North Carolina area. The Company received net cash consideration of $28.0 million related to these transactions. The total amount of consideration for these transactions remains subject to post-closing adjustments with respect to inventory quantities and other matters as of the date of this report.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.

Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2022. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2022, our disclosure controls and procedures were effective to provide reasonable assurance that material information that we are required to disclose in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that information that we are required to disclose in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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
Under guidelines established by the SEC, companies are allowed to exclude acquisitions from their first assessment of internal control over financial reporting following the date of the acquisition. Management excluded the fiscal year 2022 acquisitions of King Asphalt, Inc., which was completed on October 1, 2021, and Southern Asphalt, Inc., which was completed on August 1, 2022, from the assessment of the effectiveness of internal control over financial reporting. Total assets of 7% at September 30, 2022 (excluding goodwill which was included within the scope of our assessment) and revenue and net income of 6% and 3%, respectively, for the fiscal year ended September 30, 2022, were excluded from management's assessment at September 30, 2022. King Asphalt, Inc. and Southern Asphalt, Inc. will be included in management's assessment of the effectiveness of internal controls over financial reporting as of September 30, 2023.

Based on the results of our evaluation, our management concluded that our internal control over financial reporting was effective as of September 30, 2022.

Attestation Report of Registered Public Accounting Firm

The effectiveness of our internal control over financial reporting as of September 30, 2022 has been audited by RSM US LLP, our independent registered public accounting firm, who also audited our consolidated financial statements included in this report, as stated in their reports which appear with our accompanying consolidated financial statements.

Changes in Internal Control Over Financial Reporting

The Company is in the process of integrating King Asphalt, Inc. and Southern Asphalt, Inc. into its operations and internal control processes, and will include these acquisitions in its assessment of internal controls in fiscal year 2023. Other than related to the King Asphalt Inc. and Southern Asphalt, Inc. acquisitions, there were no changes in our internal control over financial reporting during the twelve months ended September 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.
None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.
The information required by this Item is incorporated by reference to the proxy statement for the 2023 annual meeting of stockholders of the Company to be filed by the Company with the SEC under the Exchange Act (the “2023 Proxy Statement”). The Company intends to file the 2023 Proxy Statement in January 2023, and in any event within 120 days after September 30, 2022.

Item 11.  Executive Compensation.
The information required by this Item is incorporated by reference to the 2023 Proxy Statement.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this Item is incorporated by reference to the 2023 Proxy Statement.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.
The information required by this Item is incorporated by reference to the 2023 Proxy Statement.

Item 14.  Principal Accountant Fees and Services.
The information required by this Item is incorporated by reference to the 2023 Proxy Statement.

PART IV
Item 15. Exhibits, Financial Statement Schedules.
(a)     Documents Filed as Part of this Report.
(1)     Financial Statements.
The consolidated financial statements of Construction Partners, Inc. and its subsidiaries and the parent-only financial statements of Construction Partners, Inc. included herein at Item 8 are as follows:
•Reports of Independent Registered Public Accounting Firm — RSM US LLP
•Consolidated Balance Sheets as of September 30, 2022 and 2021
•Consolidated Statements of Comprehensive Income for the fiscal years ended September 30, 2022, 2021, and 2020
•Consolidated Statements of Changes in Stockholders’ Equity for the fiscal years ended September 30, 2022, 2021, and 2020
•Consolidated Statements of Cash Flows for the fiscal years ended September 30, 2022, 2021, and 2020
•Notes to Consolidated Financial Statements
•Parent Company Only Condensed Balance Sheets as of September 30, 2022 and 2021
•Parent Company Only Condensed Statements of Comprehensive Income for the fiscal years ended September 30, 2022, 2021, and 2020
•Parent Company Only Condensed Statements of Cash Flows for the fiscal years ended September 30, 2022, 2021, and 2020
•Note to Condensed Financial Statements of Parent Company
(2)      Financial Statement Schedules.
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

3.2	Amended and Restated By-Laws of Construction Partners, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 001-38479) filed on November 9, 2022)
4.1	Form of Class A Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-224174) filed on April 23, 2018)
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
10.2
Third Amended and Restated Credit Agreement, dated as of June 30, 2022, by and among Construction Partners, Inc. and each of its wholly owned subsidiaries, as borrowers, PNC Bank, National Association, as administrative agent and lender, PNC Capital Markets LLC, as joint lead arranger and sole bookrunner, Regions Bank and BofA Securities, Inc., each as a joint arranger, and certain other lenders party thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-38479) filed on June 30, 2022)

10.3†
Form of Employment Agreement, dated April 1, 2020, by and between Construction Partners, Inc. and certain executive officers (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-38479) filed on April 3, 2020)

10.3A†
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
Form of Performance Stock Unit Award Agreement under the Construction Partners, Inc. 2018 Equity Incentive Plan (Revenue Growth Rate and ROCE Vesting Criteria) (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-38479) filed on January 5, 2022)

10.4D†
Form of Performance Stock Unit Award Agreement under the Construction Partners, Inc. 2018 Equity Incentive Plan (Revenue Growth Rate and Adjusted EBITDA Margin Vesting Criteria) (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-38479) filed on November 9, 2022)

10.5
Management Services Agreement, dated October 1, 2006, by and between Construction Partners Holdings, Inc. (f/k/a Construction Partners, Inc.) and SunTx Capital Management Corp. (incorporated by reference to Exhibit 10.13 to the Registration Statement on Form S-1 (File No. 333-224174) filed on April 6, 2018)

10.5A
Amendment to Management Services Agreement, dated October 1, 2013, by and between Construction Partners Holdings, Inc. (f/k/a Construction Partners, Inc.) and SunTx Capital Management Corp. (incorporated by reference to Exhibit 10.14 to the Registration Statement on Form S-1 (File No. 333-224174) filed on April 6, 2018)

14.1	Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 to the Annual Report on Form 10-K (File No. 001-38479) filed on December 14, 2018)
21.1*	List of Significant Subsidiaries of Construction Partners, Inc.
23.1*	Consent of RSM US LLP
31.1*	Certification of President and Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
32.1**	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350
95.1*	Mine Safety Disclosures
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)
†	Management contract, compensatory plan or arrangement.
*	Filed herewith.

Exhibit Number	Description
**	Furnished herewith.
***	Schedules and exhibits omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company agrees to furnish to the Securities and Exchange Commission a copy of any omitted schedule or exhibit upon request. Certain confidential information has been excluded pursuant to Item 601 (b)(10)(iv) of Regulation S-K. Such excluded information is not material and is the type that the registrant treats as private or confidential.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 22nd day of November, 2022.

CONSTRUCTION PARTNERS, INC.

By:	/s/ Fred J. Smith, III
Fred J. Smith, III
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name and Signature	Title	Date

/s/ Fred J. Smith, III	President, Chief Executive Officer and Director	November 22, 2022
Fred J. Smith, III	(Principal Executive Officer)

/s/ R. Alan Palmer	Executive Vice President and Chief Financial Officer	November 22, 2022
R. Alan Palmer	(Principal Financial Officer)

/s/ Todd K. Andrews	Chief Accounting Officer	November 22, 2022
Todd K. Andrews	(Principal Accounting Officer)

/s/ Ned N. Fleming, III	Executive Chairman of the Board	November 22, 2022
Ned N. Fleming, III

/s/ Charles E. Owens	Vice Chairman of the Board	November 22, 2022
Charles E. Owens

/s/ Craig Jennings	Director	November 22, 2022
Craig Jennings

/s/ Mark R. Matteson	Director	November 22, 2022
Mark R. Matteson

/s/ Michael H. McKay	Director	November 22, 2022
Michael H. McKay

/s/ Stefan L. Shaffer	Director	November 22, 2022
Stefan L. Shaffer

/s/ Noreen E. Skelly	Director	November 22, 2022
Noreen E. Skelly