Form 10-Q
period 2022-12-31
Construction Partners, Inc.
filed 2023-02-09
CIK 1718227

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of February 7, 2023, the registrant had 41,368,094 shares of Class A common stock, $0.001 par value, and 11,352,915 shares of Class B common stock, $0.001 par value, outstanding.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
Certain statements contained in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including, among other things, statements related to future events, business strategy, future performance, future operations, backlog, financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management. All statements other than statements of historical fact may be forward-looking statements. Forward-looking statements are often, but not always, identified by the use of words such as “seek,” “anticipate,” “plan,” “continue,” “estimate,” “expect,” “may,” “will,” “project,” “predict,” “potential,” “targeting,” “intend,” “could,” “might,” “should,” “believe,” “outlook” and variations of such words or their negative and similar expressions. Forward-looking statements should not be read as a guarantee of future performance or results, and may not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking statements are based on management’s belief, based on currently available information, as to the outcome and timing of future events. These statements involve estimates, assumptions, known and unknown risks, uncertainties and other factors that may cause actual results or events to differ materially from those expressed in such forward-looking statements. When evaluating forward-looking statements, you should consider the risk factors and other cautionary statements described in this Quarterly Report on Form 10-Q and under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2022. We believe the expectations reflected in the forward-looking statements contained in this report are reasonable, but no assurance can be given that these expectations will prove to be correct. Forward-looking statements should not be unduly relied upon.
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
•the impact of inflation on costs of labor, raw materials and other items that are critical to our business, including fuel, concrete and steel;

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
These factors are not necessarily all of the important factors that could cause actual results or events to differ materially from those expressed in the forward-looking statements. Other unknown or unpredictable factors could also cause actual results or events to differ materially from those expressed in the forward-looking statements. Our future results will depend upon various other risks and uncertainties, including those described in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the fiscal year ended September 30, 2022. All forward-looking statements attributable to us are qualified in their entirety by this cautionary statement. Forward-looking statements speak only as of the date hereof. We undertake no obligation to update or revise any forward-looking statements after the date on which any such statement is made, whether as a result of new information, future events or otherwise, except as required by law.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

CONSTRUCTION PARTNERS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31,	September 30,
	2022	2022
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$43,234	$35,531
Restricted cash	275	28
Contracts receivable including retainage, net	230,310	265,207
Costs and estimated earnings in excess of billings on uncompleted contracts	32,395	29,271
Inventories	79,558	74,195
Prepaid expenses and other current assets	15,343	12,957
Total current assets	401,115	417,189
Property, plant and equipment, net	498,293	481,412
Operating lease right-of-use assets	17,735	13,985
Goodwill	159,949	129,465
Intangible assets, net	15,696	15,976
Investment in joint venture	87	87
Restricted investments	6,737	6,866
Other assets	29,392	30,541
Total assets	$1,129,004	$1,095,521
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$111,752	$130,468
Billings in excess of costs and estimated earnings on uncompleted contracts	57,147	52,477
Current portion of operating lease liabilities	2,316	2,209
Current maturities of long-term debt	12,500	12,500
Accrued expenses and other current liabilities	19,177	28,484
Total current liabilities	202,892	226,138
Long-term liabilities:
Long-term debt, net of current maturities and deferred debt issuance costs	413,018	363,066
Operating lease liabilities, net of current portion	15,748	12,059
Deferred income taxes, net	25,982	26,713
Other long-term liabilities	12,508	11,666
Total long-term liabilities	467,256	413,504
Total liabilities	670,148	639,642
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $0.001; 10,000,000 shares authorized and no shares issued and outstanding at December 31, 2022 and September 30, 2022	—	—
Class A common stock, par value $0.001; 400,000,000 shares authorized, 41,376,528 shares issued and 41,368,094 shares outstanding at December 31, 2022, and 41,195,730 shares issued and 41,193,024 shares outstanding at September 30, 2022	41	41
Class B common stock, par value $0.001; 100,000,000 shares authorized, 14,275,867 shares issued and 11,352,915 shares outstanding at December 31, 2022 and September 30, 2022	15	15
Additional paid-in capital	259,051	256,571
Treasury stock, at cost, 8,434 shares of Class A common stock at December 31, 2022 and 2,706 shares of Class A common stock at September 30, 2022, par value $0.001	(178)	(39)
Treasury stock, at cost, 2,922,952 shares of Class B common stock at December 31, 2022 and September 30, 2022, par value $0.001	(15,603)	(15,603)
Accumulated other comprehensive income, net	16,364	17,620
Retained earnings	199,166	197,274
Total stockholders’ equity	458,856	455,879
Total liabilities and stockholders’ equity	$1,129,004	$1,095,521

See notes to consolidated financial statements (unaudited).

CONSTRUCTION PARTNERS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited in thousands, except share and per share data)

	For the Three Months Ended December 31,
	2022	2021
Revenues	$341,779	$284,964
Cost of revenues	311,283	252,000
Gross profit	30,496	32,964
General and administrative expenses	(29,725)	(24,946)
Gain on sale of property, plant and equipment	168	441
Gain on facility exchange	5,389	—
Operating income	6,328	8,459
Interest expense, net	(3,960)	(1,264)
Other income	34	116
Income before provision for income taxes	2,402	7,311
Provision for income taxes	510	1,800
Net income	1,892	5,511
Other comprehensive (loss) income, net of tax
Unrealized (loss) gain on interest rate swap contract, net	(1,292)	1,445
Unrealized gain on restricted investments, net	36	—
Other comprehensive (loss) income	(1,256)	1,445
Comprehensive income	$636	$6,956

Net income per share attributable to common stockholders:
Basic	$0.04	$0.11
Diluted	$0.04	$0.11

Weighted average number of common shares outstanding:
Basic	51,824,948	51,696,004
Diluted	52,120,584	51,977,974

See notes to consolidated financial statements (unaudited).

CONSTRUCTION PARTNERS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited in thousands, except share data)

	For the Three Months Ended December 31, 2022
	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income, net	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
September 30, 2022	41,195,730	$41	14,275,867	$15	$256,571	$(15,642)	$197,274	$17,620	$455,879
Net income	—	—	—	—	—	—	1,892	—	1,892
Equity-based compensation expense	—	—	—	—	2,480	—	—	—	2,480
Issuance of stock grant awards	180,798	—	—	—	—	—	—	—	—
Purchase of treasury stock	—	—	—	—	—	(139)	—	—	(139)
Other comprehensive (loss)	—	—	—	—	—	—	—	(1,256)	(1,256)
December 31, 2022	41,376,528	$41	14,275,867	$15	$259,051	$(15,781)	$199,166	$16,364	$458,856

	For the Three Months Ended December 31, 2021
	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss), net	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
September 30, 2021	36,600,639	$37	18,614,791	$19	$248,571	$(15,603)	$175,898	$(23)	$408,899
Net income	—	—	—	—	—	—	5,511	—	5,511
Equity-based compensation expense	—	—	—	—	1,504	—	—	—	1,504
Issuance of stock grant awards	145,921	—	—	—	—	—	—	—	—
Purchase of treasury stock	—	—	—	—	—	(39)	—	—	(39)
Other comprehensive income	—	—	—	—	—	—	—	1,445	1,445
Conversion of Class B common stock to Class A common stock	4,338,924	4	(4,338,924)	(4)	—	—	—	—	—
December 31, 2021	41,085,484	$41	14,275,867	$15	$250,075	$(15,642)	$181,409	$1,422	$417,320

See notes to consolidated financial statements (unaudited).

CONSTRUCTION PARTNERS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited in thousands)

	For the Three Months Ended December 31,
	2022	2021
Cash flows from operating activities:
Net income	$1,892	$5,511
Adjustments to reconcile net income to net cash, cash equivalents and restricted cash provided by (used in) operating activities:
Depreciation, depletion, accretion and amortization	18,375	15,903
Amortization of deferred debt issuance costs and debt discount	77	57
Unrealized loss (gain) on derivative instruments	1,007	(136)
Provision for bad debt	40	113
Gain on sale of property, plant and equipment	(168)	(441)
Gain on facility exchange	(5,389)	—
Realized loss on sales, calls and maturities of restricted investments	1	—
Equity-based compensation expense	2,480	1,504
Deferred income tax benefit	(302)	(295)
Other non-cash adjustments	(55)	33
Changes in operating assets and liabilities, net of acquisitions:
Contracts receivable including retainage, net	47,072	776
Costs and estimated earnings in excess of billings on uncompleted contracts	(2,498)	1,188
Inventories	(3,467)	(2,529)
Prepaid expenses and other current assets	(315)	(3,514)
Other assets	(343)	(569)
Accounts payable	(23,580)	(10,432)
Billings in excess of costs and estimated earnings on uncompleted contracts	2,314	4,615
Accrued expenses and other current liabilities	(9,661)	(13,816)
Other long-term liabilities	1,404	1,455
Net cash provided by (used in) operating activities, net of acquisitions	28,884	(577)
Cash flows from investing activities:
Purchases of property, plant and equipment	(31,663)	(15,106)
Proceeds from sale of property, plant and equipment	1,607	733
Proceeds from facility exchange	36,422	—
Proceeds from sales, calls and maturities of restricted investments	170	—
Business acquisitions, net of cash acquired	(77,206)	(65,901)
Net cash used in investing activities	(70,670)	(80,274)
Cash flows from financing activities:
Proceeds from revolving credit facility	53,000	70,000
Repayments of long-term debt	(3,125)	(2,500)
Purchase of treasury stock	(139)	(39)
Net cash provided by financing activities	49,736	67,461
Net change in cash, cash equivalents and restricted cash	7,950	(13,390)
Cash, cash equivalents and restricted cash:
Cash, cash equivalents and restricted cash, beginning of period	35,559	57,251
Cash, cash equivalents and restricted cash, end of period	$43,509	$43,861

Supplemental cash flow information:
Cash paid for interest	$4,064	$1,608
Cash paid for operating lease liabilities	$734	$565
Non-cash items:
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$4,361	$4,991
Property, plant and equipment financed with accounts payable	$4,953	$6,256

See notes to consolidated financial statements (unaudited).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Note 1 - General
Business Description
Construction Partners, Inc. (the “Company”) is a civil infrastructure company that specializes in the construction and maintenance of roadways across Alabama, Florida, Georgia, North Carolina, South Carolina and Tennessee. Through its wholly-owned subsidiaries, the Company provides a variety of products and services to both public and private infrastructure projects, with an emphasis on highways, roads, bridges, airports and commercial and residential developments. The Company’s primary operations consist of (i) manufacturing and distributing hot mix asphalt (“HMA”) for both internal use and sales to third parties in connection with construction projects, (ii) paving activities, including the construction of roadway base layers and application of asphalt pavement, (iii) site development, including the installation of utility and drainage systems, (iv) mining aggregates, such as sand, gravel and construction stone, that are used as raw materials in the production of HMA and for sales to third parties, and (v) distributing liquid asphalt cement for both internal use and sales to third parties in connection with HMA production.

The Company was formed as a Delaware corporation in 2007 as a holding company to facilitate an acquisition growth strategy in the HMA paving and construction industry. SunTx Capital Partners (“SunTx”), a private equity firm based in Dallas, Texas, together with its principals and their respective affiliates, has owned a controlling interest in the Company’s stock since the Company’s inception.
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

Note 2 - Significant Accounting Policies
Basis of Presentation
These consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation. These interim consolidated statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), which permit reduced disclosure for interim periods. The Company's Consolidated Balance Sheets as of September 30, 2022 were derived from the Company's audited financial statements for the fiscal year then ended, but do not include all necessary disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) with respect to annual financial statements. In the opinion of management, these unaudited consolidated financial statements include all recurring adjustments and normal accruals necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the dates and periods presented. These consolidated financial statements and accompanying notes should be read in conjunction with the Company’s audited annual consolidated financial statements and notes thereto included in its Annual Report on Form 10-K for the fiscal year ended September 30, 2022 (the “2022 Form 10-K”). Results for interim periods are not necessarily indicative of the results to be expected for a full fiscal year or for any future period.

Management’s Estimates
The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the recorded amounts of assets, liabilities, stockholders’ equity, revenues and expenses during the reporting period, and the disclosure of contingent liabilities at the date of the consolidated financial statements. Estimates are used in accounting for items such as recognition of revenues and cost of revenues, investments, mineral reserves, goodwill and other intangible assets, business acquisitions, valuation of operating lease right-of-use assets, allowance for doubtful accounts, valuation allowances related to income taxes, accruals for potential liabilities related to lawsuits or insurance claims, asset retirement obligations, valuation of derivative instruments and valuation of equity-based compensation awards. Estimates are continually evaluated based on historical information and actual experience; however, actual results could differ from these estimates.
A description of certain critical accounting policies of the Company is presented below. Additional critical accounting policies and the underlying judgments and uncertainties are described in the notes to the Company’s annual consolidated financial statements included in the 2022 Form 10-K.

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
Restricted Cash
Construction Partners Risk Management, Inc. (the “Captive”), a captive insurance company and wholly-owned subsidiary of the Company, provides general liability, automobile liability and workers’ compensation insurance coverage to the Company and its subsidiaries. Restricted cash represents cash held in a fiduciary capacity by the Captive for the payment of casualty insurance claims. The Company had restricted cash of $0.3 million and $0.0 million at December 31, 2022 and September 30, 2022, respectively.
Restricted Investments
The Company’s restricted investments consist of debt securities, which are held in a fiduciary capacity by the Captive for the payment of casualty insurance claims. The Company determines the classification of its securities at the time of purchase and re-evaluates the determination at each balance sheet date. The Company has classified securities held by the Captive as available-for-sale. As a result, these securities are carried at their fair value. Purchases and sales of debt securities are recorded on the trade date. Interest income on debt securities is recorded when earned using an effective yield method. Unrealized gains and losses are reported as components of accumulated other comprehensive income (loss), net. These securities have been classified as non-current assets based on their respective maturity dates. The Company had restricted investments of $6.7 million and $6.9 million at December 31, 2022 and September 30, 2022, respectively.

The Company evaluates its available-for-sale debt securities quarterly to determine whether there has been a decline in the fair value below the amortized cost due to credit losses or other factors. This evaluation process entails judgement by the Company, and considers factors including the issuer’s financial condition and near-term prospects, future economic conditions, interest rate changes and changes in the rating of the security. When the Company has determined that it intends to sell, or that it is more likely than not that the Company will be required to sell, a security before it recovers its amortized cost basis above fair value, the individual security is written down to fair value, with a corresponding charge to “Other income” within the Consolidated Statements of Comprehensive Income. For available-for-sale debt securities that do not meet the intent impairment criteria but for which the Company has determined that a credit loss exists, the present value of cash flows expected to be collected from the security is compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss allowance is recorded for the credit loss, limited by the amount by which the fair value is less than the amortized cost basis. For the three months ended December 31, 2022 and 2021, the Company had no intent impairments or credit losses.

Contracts Receivable Including Retainage, Net
Contracts receivable are generally based on amounts billed and currently due from customers, amounts currently due but unbilled, and amounts retained by customers pending completion of a project. It is common in the Company’s industry for a small portion of either progress billings or the contract price, typically 10%, to be withheld by the customer until the Company completes a project to the satisfaction of the customer in accordance with the applicable contract terms. Such amounts, defined as retainage, represent a contract asset and are included on the Consolidated Balance Sheets as “Contracts receivable including retainage, net.” Billings for such retainage balances are generally collected within one year of the completion of the project.

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
Concentration of Risks
Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of contracts receivable including retainage. In the normal course of business, the Company provides credit to its customers and does not generally require collateral. The Company monitors concentrations of credit risk associated with these receivables on an ongoing basis. The Company has not historically experienced significant credit losses, due primarily to management’s assessment of customers’ credit ratings. The Company principally deals with recurring customers, state and local governments and well-known local companies whose reputations are known to management. The Company performs credit checks for significant new customers and generally requires progress payments for significant projects. The Company generally has the ability to file liens against the property if payments are not made on a timely basis. No single customer accounted for more than 10% of the Company’s contracts receivable including retainage, net balance at December 31, 2022 or September 30, 2022.
Projects performed for various departments of transportation accounted for 33.7% and 33.5% of consolidated revenues for the three months ended December 31, 2022 and 2021, respectively. Customers that accounted for more than 10% of consolidated revenues during either the three months ended December 31, 2022 or the three months ended December 31, 2021 are presented below:

	% of Consolidated Revenues for the Three Months Ended December 31,
	2022	2021
Alabama Department of Transportation	6.2%	10.1%
Florida Department of Transportation	8.0%	10.0%
North Carolina Department of Transportation	10.9%	9.4%

Revenues from Contracts with Customers
The Company derives revenues from contracts with its customers, predominantly by performing construction services for both public and private infrastructure projects, with an emphasis on highways, roads, bridges, airports and commercial and residential developments. These projects are performed for a mix of federal, state, municipal and private customers. In addition, the Company generates revenues from the sale of construction materials, including HMA, aggregates, liquid asphalt and ready-mix concrete, to third-party public and private customers pursuant to contracts with those customers. The following table reflects, for the periods presented, the percentage of (i) revenues generated from public infrastructure construction projects and the sale of construction materials to public customers and (ii) revenues generated from private infrastructure construction projects and the sale of construction materials to private customers.

	% of Consolidated Revenues for the Three Months Ended December 31,
	2022	2021
Public	61.2%	61.0%
Private	38.8%	39.0%

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
The Company’s financial instruments include cash and cash equivalents, restricted cash, contracts receivable including retainage, accounts payable and accrued expenses reflected as current assets and current liabilities on its Consolidated Balance Sheets at December 31, 2022 and September 30, 2022. Due to the short-term nature of these instruments, management considers their carrying value to approximate their fair value.
The Company also has debt securities reflected as restricted investments on its Consolidated Balance Sheets at December 31, 2022 and September 30, 2022. These investments are adjusted to fair value at each balance sheet date and are considered Level 2 fair value measurements.
The Company also has a Term Loan and a Revolving Credit Facility, as defined and further described in Note 8 - Debt. The carrying value of amounts outstanding under these credit facilities is reflected as long-term debt, net of current maturities and deferred debt issuance cost and current maturities of long-term debt on the Company’s Consolidated Balance Sheets at December 31, 2022 and September 30, 2022. Due to the variable rate or short-term nature of these instruments, management considers their carrying value to approximate their fair value.

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
Comprehensive Income
The Company reports comprehensive income in its Consolidated Statements of Comprehensive Income and Consolidated Statements of Stockholders’ Equity. Comprehensive income comprises two subsets: net income and other comprehensive income (“OCI”). OCI includes adjustments for changes in fair value of an interest rate swap contract derivative and available-for-sale restricted investments. For additional information about comprehensive income, see Note 19 - Other Comprehensive Income.

Note 3 - Accounting Standards
The Company did not adopt any new accounting standards or updates during the three months ended December 31, 2022.

Note 4 - Business Acquisitions and Disposition
Tennessee Acquisition - Provisional
On November 18, 2022, the Company acquired three HMA manufacturing plants and certain related assets located in the Nashville, Tennessee metro area for $8.4 million. In connection with this transaction, the Company disposed of a quarry located near Goldston, North Carolina, resulting in total cash proceeds of $36.4 million and a gain on the facility exchange of $5.4 million.
North Carolina Acquisition - Provisional
On December 1, 2022, the Company acquired all of the capital stock of Ferebee Corporation, an HMA manufacturing and paving company headquartered in Charlotte, North Carolina for $68.8 million. The transaction established the Company’s second platform company in North Carolina and added three HMA plants in the greater Charlotte/Rock Hill metro area.
Combined Acquisitions During the Three Months Ended December 31, 2022
The foregoing acquisitions were accounted for as business combinations in accordance with Accounting Standards Codification (“ASC”) Topic 805, Business Combinations (“Topic 805”). As of December 31, 2022, the purchase price allocation has not yet been finalized due to the recent timing of these acquisitions, as certain information was pending on such date to finalize estimates of fair value of certain assets acquired and liabilities assumed. The Company consulted with independent third parties to assist in the valuation process. The Company expects to finalize these values as soon as practicable and no later than one year from their respective acquisition dates.
Identifiable assets acquired and liabilities assumed were recorded at their estimated fair values based on the methodology described under Fair Value Measurements in Note 2 - Significant Accounting Policies. The amount of the purchase price exceeding the net fair value of identifiable assets acquired and liabilities assumed was recorded as provisional goodwill in the amount of approximately
$32.3 million, which is deductible for income tax purposes. Goodwill primarily represents the assembled work force and synergies expected to result from the acquisitions. Upon finalizing the accounting for these transactions, management expects to ascribe value to other identifiable intangible assets, including customer relationships and customer backlog, which will reduce the provisional amount allocated to goodwill.

Total consideration transferred for these acquisitions was $77.2 million, which was paid from available cash, proceeds from the exchange of the North Carolina facility and a draw from the Revolving Credit Facility (as defined in Note 8). The total consideration has been provisionally allocated as follows: $9.0 million of net working capital, $35.9 million of property, plant and equipment and $32.3 million of goodwill.

The Consolidated Statements of Comprehensive Income include $4.2 million of revenue and $0.2 million of net loss attributable to the operations of these acquisitions for the three months ended December 31, 2022 from their respective acquisition dates. The Company recorded certain costs to effect the acquisitions as they were incurred, which are reflected in general and administrative expenses on the Company’s Consolidated Statements of Comprehensive Income in the amount of $0.2 million for the three months ended December 31, 2022.

The following table presents pro forma revenues and net income as though the acquisitions had occurred on October 1, 2021 (unaudited, in thousands):

	For the Three Months Ended December 31,
	2022	2021
Pro forma revenues	$353,161	$300,524
Pro forma net income	$2,797	$6,052

Pro forma financial information is presented as if the operations of the acquisitions had been included in the consolidated results of the Company since October 1, 2021, and gives effect to transactions that are directly attributable to the acquisitions, including adjustments to:
(a)include the pro forma results of operations of the acquisitions for the three months ended December 31, 2022 and 2021;

(b)include additional depreciation and depletion expense related to the fair value of acquired property, plant and equipment and reserves at aggregates facilities, as applicable, as if such assets were acquired on October 1, 2021 and consistently applied to the Company’s depreciation and depletion methodologies;

(c)include interest expense under the Term Loan as if the funds borrowed to finance the purchase prices were borrowed on October 1, 2021 (interest expense calculations further assume that no principal payments were made during the period from October 1, 2021 through December 31, 2022, and that the interest rate in effect on the date the Company made the acquisitions was in effect for the period from October 1, 2021 through December 31, 2022); and

(d)exclude $0.2 million of acquisition-related expenses from the three months ended December 31, 2022, as though such expenses were incurred prior to the pro forma acquisition date of October 1, 2021.

Pro forma information is presented for informational purposes and may not be indicative of revenue or net income that would have been achieved if these acquisitions had occurred on October 1, 2022.
Provisional Accounting
In March 2022, the Company acquired an HMA paving company headquartered in Burgaw, North Carolina. In August 2022, the Company acquired an HMA paving, grading and sitework company headquartered in Conway, South Carolina. As of December 31, 2022, there had been no material adjustments to the September 30, 2022 provisional accounting for either acquisition as reported in the 2022 Form 10-K.

Note 5 - Contracts Receivable Including Retainage, Net
Contracts receivable including retainage, net consisted of the following at December 31, 2022 and September 30, 2022 (in thousands):

	December 31, 2022	September 30, 2022
	(unaudited)
Contracts receivable	$181,752	$221,566
Retainage	49,096	44,253
	230,848	265,819
Allowance for doubtful accounts	(538)	(612)
Contracts receivable including retainage, net	$230,310	$265,207

Retainage receivables have been billed, but are not due until contract completion and acceptance by the customer.

Note 6 - Contract Assets and Liabilities
Costs and estimated earnings compared to billings on uncompleted contracts at December 31, 2022 and September 30, 2022 consisted of the following (in thousands):

	December 31, 2022	September 30, 2022
	(unaudited)
Costs on uncompleted contracts	$1,338,267	$1,520,510
Estimated earnings to date on uncompleted contracts	130,243	146,459
	1,468,510	1,666,969
Billings to date on uncompleted contracts	(1,493,262)	(1,690,175)
Net billings in excess of costs and estimated earnings on uncompleted contracts	$(24,752)	$(23,206)

Significant changes to balances of costs and estimated earnings in excess of billings (contract asset) and billings in excess of costs and estimated earnings (contract liability) on uncompleted contracts from September 30, 2022 to December 31, 2022 are presented below (in thousands):

	Costs and Estimated Earnings in Excess of Billings on Uncompleted Contracts	Billings in Excess of Costs and Estimated Earnings on Uncompleted Contracts	Net Billings in Excess of Costs and Estimated Earnings on Uncompleted Contracts
September 30, 2022	$29,271	$(52,477)	$(23,206)
Changes in revenue billed, contract price or cost estimates	$3,124	$(4,670)	$(1,546)
December 31, 2022 (unaudited)	$32,395	$(57,147)	$(24,752)

At December 31, 2022, the Company had unsatisfied or partially unsatisfied performance obligations under construction project contracts representing approximately $1.2 billion in aggregate transaction price. The Company expects to earn revenue as it satisfies its performance obligations under such contracts in the amount of approximately $791.1 million during the remainder of the fiscal year ending September 30, 2023 and $368.4 million thereafter.
Note 7 - Property, Plant and Equipment
Property, plant and equipment at December 31, 2022 and September 30, 2022 consisted of the following (in thousands):

	December 31, 2022	September 30, 2022
	(unaudited)
Construction equipment	$437,627	$402,581
Plants	181,368	167,625
Mineral reserves	69,466	91,992
Land and improvements	65,517	59,454
Buildings	35,184	32,566
Furniture and fixtures	7,172	7,110
Leasehold improvements	1,230	1,230
Total property, plant and equipment, gross	797,564	762,558
Accumulated depreciation, depletion, and amortization	(322,300)	(304,935)
Construction in progress	23,029	23,789
Total property, plant and equipment, net	$498,293	$481,412

Depreciation, depletion, and amortization expense related to property, plant and equipment for the three months ended December 31, 2022 and 2021 was $19.3 million and $15.8 million, respectively.

Note 8 - Debt
The Company maintains credit facilities to finance acquisitions, to fund the purchase of real estate, construction equipment, plants and other fixed assets, and for general working capital purposes. Debt at December 31, 2022 and September 30, 2022 consisted of the following (in thousands):

	December 31, 2022	September 30, 2022
	(unaudited)
Long-term debt:
Term Loan	$268,750	$271,875
Revolving Credit Facility	158,100	105,100
Total long-term debt	426,850	376,975
Deferred debt issuance costs	(1,332)	(1,409)
Current maturities of long-term debt	(12,500)	(12,500)
Long-term debt, net of current maturities and deferred debt issuance costs	$413,018	$363,066

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
On June 30, 2022, the Company and each of its subsidiaries entered into a Third Amended and Restated Credit Agreement with PNC Bank, National Association, as administrative agent and lender, PNC Capital Markets LLC, as joint lead arranger and sole bookrunner, Regions Bank and BofA Securities, Inc., each as a joint arranger, and certain other lenders (as amended and restated, the “Credit Agreement”). The Credit Agreement provides for (i) a term loan facility in an initial aggregate principal amount of $250.0 million (the “Term Loan”) the full amount of which was drawn at closing, (ii) a revolving credit facility in an initial aggregate principal amount of $325.0 million (the “Revolving Credit Facility”), and (iii) a delayed draw term loan facility in an initial aggregate principal amount of $50.0 million (the “Delayed Draw Term Loan”). Among other things, the proceeds of the Term Loan were used to refinance indebtedness of the Company and its subsidiaries under its prior credit facility.
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
At December 31, 2022 and September 30, 2022, there was $268.8 million and $271.9 million, respectively, of principal outstanding under the Term Loan, $158.1 million and $105.1 million, respectively, of principal outstanding under the Revolving Credit Facility, and availability of $156.9 million and $208.6 million, respectively, under the Revolving Credit Facility, including a reduction for outstanding letters of credit. The Company also had $25.0 million available under the Delayed Draw Term Loan at December 31, 2022 and September 30, 2022.
The Credit Agreement contains customary negative covenants for agreements of this type, including, but not limited to, restrictions on the Company’s ability to make acquisitions, make loans or advances, make capital expenditures and investments, pay dividends, create or incur indebtedness, create liens, wind up or dissolve, consolidate, merge or liquidate, or sell, transfer or dispose of assets. The Credit
Agreement also requires the Company to satisfy certain financial covenants, including a minimum fixed charge coverage ratio of 1.20-
to-1.00 and a maximum consolidated leverage ratio of 3.50-to-1.00, subject to certain adjustments. At December 31, 2022 and September 30, 2022, the Company’s fixed charge coverage ratio was 1.87-to-1.00 and 2.56-to-1.00, respectively, and the Company’s consolidated leverage ratio was 2.96-to-1.00 and 2.79-to-1.00, respectively. At both December 31, 2022 and September 30, 2022, the Company was in compliance with all covenants under the Credit Agreement.

From time to time, the Company has entered into interest rate swap agreements to hedge against the risk of changes in interest rates. At both December 31, 2022 and September 30, 2022, the aggregate notional value of these interest rate swap agreements was $300.0 million, and the fair value was $23.4 million and $24.7 million, respectively, which is included within other assets on the Company’s Consolidated Balance Sheets.

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
Treasury Stock
During the three months ended December 31, 2022, the Company received a total of 5,267 shares of Class A common stock from employees for reimbursement of income taxes paid by the Company on behalf of these employees related to the vesting of restricted stock awards and 461 shares of Class A common stock through forfeitures of restricted stock awards by terminated employees.
Restricted Stock Awards
During the three months ended December 31, 2022, the Company awarded a total of 180,798 restricted shares of Class A common stock to certain directors, officers and employees of the Company under the Construction Partners, Inc. 2018 Equity Incentive Plan (the “Equity Incentive Plan”).
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

	For the Three Months Ended December 31,
	2022	2021
Numerator
Net income attributable to common shareholders	$1,892	$5,511
Denominator
Weighted average number of common shares outstanding, basic	51,824,948	51,696,004
Net income per common share attributable to common shareholders, basic	$0.04	$0.11

The following table summarizes the calculation of the weighted-average number of diluted common shares outstanding and the calculation of diluted earnings per share for the periods presented (unaudited in thousands, except share and per share amounts):

	For the Three Months Ended December 31,
	2022	2021
Numerator
Net income attributable to common stockholders	$1,892	$5,511
Denominator
Weighted average number of basic common shares outstanding, basic	51,824,948	51,696,004
Effect of dilutive securities:
Restricted stock grants	295,636	281,970
Weighted average number of diluted common shares outstanding:	52,120,584	51,977,974
Net income per diluted common share attributable to common stockholders	$0.04	$0.11

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
The Company’s effective income tax rate for the three months ended December 31, 2022 and 2021 was 21.2% and 24.6%, respectively. The changes in the Company’s effective rates are due to differences in state tax rates at its operating subsidiaries.

Note 12 - Related Parties
On December 31, 2017, the Company sold an indirect wholly owned subsidiary to an immediate family member of an executive officer of the Company (“Purchaser of Subsidiary”) in consideration for a note receivable in the amount of $1.0 million, which approximated the net book value of the disposed entity. At December 31, 2022, $0.1 million and $0.3 million was reflected on the Company’s Consolidated Balance Sheets within other current assets and other assets, respectively, representing the remaining balances on this note receivable. In connection with this transaction, the Company also received a note receivable from the disposed entity (“Disposed Entity”) on December 31, 2017 in the amount of $1.0 million representing certain accounts payable of the Disposed Entity that were paid by the Company. At December 31, 2022, $0.1 million and $0.2 million was reflected on the Company’s Consolidated Balance Sheets within other current assets and other assets, respectively, representing the remaining balances on this note receivable. The notes do not bear interest, and are scheduled to be repaid in periodic installments during fiscal year 2023 through fiscal year 2026.

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
The following table presents revenues earned and expenses incurred by the Company during the three months ended December 31, 2022 and 2021, and accounts receivable and payable balances at December 31, 2022 and September 30, 2022, related to transactions with the related parties described above (in thousands):

	Revenue Earned (Expense Incurred)				Accounts Receivable (Payable)
	For the Three Months Ended December 31,				December 31,	September 30,
	2022		2021		2022	2022
	(unaudited)		(unaudited)		(unaudited)
Purchaser of Subsidiary	$—		$—		$414	$414
Disposed Entity	—		—		264	264
Land Development Project	—		—		618	712
Subcontracting Services	(1,819)	(1)	(2,239)	(1)	(568)	(695)
Island Pond	(80)	(2)	(80)	(2)	—	—
SunTx	(367)	(2)	(375)	(2)	—	—

(1) Cost is reflected as cost of revenues on the Company’s Consolidated Statements of Comprehensive Income.
(2) Cost is reflected as general and administrative expenses on the Company’s Consolidated Statements of Comprehensive Income.

Note 13 - Equity-Based Compensation
The Company measures and recognizes equity-based compensation expense, net of forfeitures, over the requisite vesting periods for all equity-based payment awards made, and recognizes forfeitures as they occur. Equity-based compensation is included in general and administrative expenses in the Consolidated Statements of Comprehensive Income.
Restricted Stock
During the quarter ended December 31, 2022, the Company awarded a total of 180,798 restricted shares of Class A common stock to certain members of Company management under the Equity Incentive Plan. The grants are classified as equity awards. The aggregate grant date fair value of these restricted awards was $5.4 million. During the quarter ended December 31, 2022, the Company recorded compensation expense in connection with these grants in the amount of $0.4 million, which is reflected as general and administrative expenses in the Company’s Consolidated Statements of Comprehensive Income. At December 30, 2022, there was approximately $5.0 million of unrecognized compensation expense related to these awards, which will be recognized over a remaining weighted-average period of 2.8 years.
Performance Stock Units
Performance stock units (“PSUs”) are eligible to vest at the end of the performance period based on achievement of certain performance metrics established by the Compensation Committee of the Company’s Board of Directors (the “Compensation Committee”). The preliminary number of shares of common stock issuable upon vesting of PSUs can range from 0% to 150% of the number of shares subject to the award, depending on the level of achievement, as determined by the Compensation Committee. The preliminary number of vested shares may be increased or decreased by up to 15% based on a comparison of the Company’s total shareholder return over the performance period to that of the Russell 2000. The Company recognizes expense, net of estimated forfeitures, for PSUs based on the forecasted level of achievement of the applicable performance metrics, multiplied by the fair value of the total number of shares of Class A common stock underlying the PSUs that the Company anticipates will be delivered upon vesting based on such achievement.
During the quarter ended December 31, 2022, the Company awarded PSUs representing a potential vesting of 84,371 shares and forecasted vesting of 63,278 shares of Class A common stock to certain members of Company management. The grants are classified as equity awards. The aggregate grant date fair value of these awards was $2.1 million. During the quarter ended December 31, 2022, the Company recorded compensation expense in connection with these awards in the amount of $0.1 million, which is reflected as general and administrative expenses in the Company’s Consolidated Statements of Comprehensive Income. At December 31, 2022, there was approximately $2.0 million of unrecognized compensation expense related to these awards.

Note 14 - Leases
The Company leases certain facilities, office space, vehicles and equipment. As of December 31, 2022, operating leases under ASC Topic 842, Leases (“Topic 842”) were included in (i) operating lease right-of use assets, (ii) current portion of operating lease liabilities and (iii) operating lease liabilities, net of current portion on the Company’s Consolidated Balance Sheets in the amounts of $17.7 million, $2.3 million and $15.7 million, respectively. As of December 31, 2022, the Company did not have any lease contracts that had not yet commenced but had created significant rights and obligations.

The components of lease expense were as follows (unaudited, in thousands):

	For the Three Months Ended December 31,
	2022	2021
Operating lease cost	$726	$597
Short-term lease cost	6,035	4,093
Total lease expense	$6,761	$4,690

Short-term leases (those with terms of 12 months or less) are not capitalized but are expensed on a straight-line basis over the lease term. The majority of our short-term leases relate to equipment used on construction projects. These leases are entered into at periodic rental rates for an unspecified duration and typically have a termination for convenience provision.

As of December 31, 2022, the weighted-average remaining term of the Company’s leases was 11.1 years, and the weighted-average discount rate was 3.08%. As of December 31, 2022, the lease liability was equal to the present value of the remaining lease payments, discounted using the incremental borrowing rate on the Company’s secured debt using a single maturity discount rate, as such rate is not materially different from the discount rate applied to each of the leases in the portfolio.

The following table summarizes the Company’s undiscounted lease liabilities outstanding as of December 31, 2022 (unaudited, in thousands):

Fiscal Year	Amount
Remainder of 2023	$2,130
2024	2,517
2025	2,137
2026	2,118
2027	2,010
2028 and thereafter	10,563
Total future minimum lease payments	$21,475
Less: imputed interest	3,411
Total	$18,064

Note 15 - Investment in Derivative Instruments

Interest Rate Swap Contracts

The Company uses derivative instruments as part of its overall strategy to manage its exposure to market risks associated with fluctuations in interest rates. The Company regularly monitor the financial stability and credit standing of the counterparties to its derivative instruments. The Company does not enter into derivative financial instruments for speculative purposes.

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

Commodity Swap Contracts

The Company’s operations expose it to a variety of market risks, including the effects of changes in commodity prices. As part of its risk management process, the Company has entered into commodity swap transactions through regulated commodity exchanges. The Company does not enter into derivative financial instruments for speculative purposes. Changes in fair value of commodity swaps are recognized in earnings.

The following table represents the approximate amount of realized and unrealized gains (losses) and changes in fair value recognized in earnings on commodity derivative contracts for the three months ended December 31, 2022 and 2021 and the fair value of these derivatives as of December 31, 2022 and September 30, 2022 (in thousands):

	For the Three Months Ended December 31,
		2022			2021
	(unaudited)			(unaudited)
	Change in			Change in
Income Statement Classification	Realized Gain (Loss)	Unrealized Gain (Loss)	Total Gain (Loss)	Realized Gain (Loss)	Unrealized Gain (Loss)	Total Gain (Loss)
Cost of revenues	$601	$(1,007)	$(406)	$493	$(277)	$216
Interest expense, net	1,335	—	1,335	(478)	413	(65)
Total	$1,936	$(1,007)	$929	$15	$136	$151

	December 31, 2022	September 30, 2022
Balance Sheet Classification	(unaudited)
Prepaid expenses and other current assets - commodity swaps	$435	$1,032
Other assets - commodity swaps	—	155
Other assets - interest rate swaps (1)	23,382	24,719
Accrued expense and other current liabilities - commodity swaps	(916)	(601)
Other long-term liabilities - commodity swaps	—	(60)
Net unrealized gain position	$22,901	$25,245

(1) Includes designated cash flow hedge of $23,382 and $24,719 as of December 31, 2022 and September 30, 2022, respectively.

Note 16 - Fair Value Measurements

The following table presents the Company’s liabilities measured at fair value on a recurring basis as of December 31, 2022 and September 30, 2022 under ASC 820, Fair Value Measurements (in thousands):

	December 31, 2022	September 30, 2022
	(unaudited)
	Level 2	Level 2
Assets:
Commodity swap contracts	$435	$1,187
Interest rate swaps	23,382	24,719
Corporate debt securities	2,398	2,537
U.S. government securities	2,359	2,481
Municipal government securities	1,052	1,055
Agency backed securities	928	793
Total assets	30,554	32,772

Liabilities:
Commodity swap contracts	$916	$661
Total liabilities	$916	$661

The fair value of interest rate swap contracts is based on a model-driven valuation using the observable components (e.g., interest rates), which are observable at commonly quoted intervals for the full term of the contracts. The fair value of the Company’s commodity swap contracts is based on an analysis of the expected cash flow of the contract in combination with observable forward price inputs obtained from a third-party pricing source. The calculations are adjusted for credit risk. Therefore, the Company’s derivative assets and liabilities are classified within Level 2 of the fair value hierarchy. Derivative assets are included within “Prepaid expenses and other current assets” and “Other assets” on the Company’s Consolidated Balance Sheets. Derivative liabilities are included within “Accrued expense and other current liabilities” and “Other long-term liabilities” on the Company’s Consolidated Balance Sheets.
Note 17 - Commitments
Letters of Credit

Under the Revolving Credit Facility, the Company has a total capacity of $325.0 million that may be used for a combination of cash borrowings and letter of credit issuances. At December 31, 2022, the Company had aggregate letters of credit outstanding in the amount of $10.0 million, primarily related to certain insurance policies as described in Note 2 - Significant Accounting Policies.
Purchase Commitments

As of December 31, 2022, the Company had unconditional purchase commitments for diesel fuel and natural gas in the normal course of business in the aggregate amount of $5.9 million. Management does not expect any significant changes in the market value of these goods during the commitment period that would have a material adverse effect on the financial condition, results of operations and cash flows of the Company. As of December 31, 2022, the Company’s purchase commitments for the remainder of 2023 and annually thereafter were as follows (unaudited, in thousands):

Fiscal Year	Amount
Remainder of 2023	$3,720
2024	1,893
2025	256
Total	$5,869

Minimum Royalties

The Company has lease agreements associated with aggregates facilities under which the Company makes royalty payments. These agreements are outside the scope of Topic 842. The payments are generally based on tons sold in a particular period; however, certain agreements have minimum annual payments. The Company had commitments in the form of minimum royalties as of December 31, 2022 in the amount of $2.7 million, due as follows (unaudited, in thousands):

Fiscal Year	Amount
Remainder of 2023	$236
2024	246
2025	207
2026	182
2027	170
Thereafter	1,615
Total	$2,656

Royalty expense recorded in cost of revenue during the three months ended December 31, 2022 and 2021 was $0.4 million and $0.3 million, respectively.

Note 18 - Restricted Investments
The following is a summary of the Company’s debt securities as of December 31, 2022 and September 30, 2022 (in thousands):

	December 31, 2022
	(unaudited)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate debt securities	$2,611	$—	$213	$2,398
U.S. government securities	2,492	—	133	2,359
Municipal government securities	1,149	—	97	1,052
Agency backed securities	1,005	—	77	928
Total	$7,257	$—	$520	$6,737

	September 30, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate debt securities	$2,797	$—	$260	$2,537
U.S. government securities	2,622	—	141	2,481
Municipal government securities	1,151	—	96	1,055
Agency backed securities	862	—	69	793
Total	$7,432	$—	$566	$6,866

The amortized cost and fair value of debt securities classified as available for sale by contractual maturity, as of December 31, 2022, are as follows (unaudited, in thousands):

	Amortized Cost	Fair Value
Due within one year	$737	$726
Due after one year through three years	3,592	3,380
Due after three years	2,928	2,631
Total	$7,257	$6,737

Note 19 - Other Comprehensive Income
Comprehensive income comprises two subsets: net income and OCI. The components of OCI are presented in the accompanying Consolidated Statements of Comprehensive Income and Consolidated Statements of Stockholders’ Equity, net of applicable taxes. The Company’s interest rate swap contract hedge included in other comprehensive income was entered into on July 1, 2022 with an original notional value of $300.0 million. The maturity date of this swap is June 30, 2027. The Company received a credit of $12.6 million under the “blend and extend” arrangement utilizing the fair values of the existing interest rate swap agreements at June 30, 2022.

Amounts in accumulated other comprehensive income (“AOCI”), net of tax, at December 31, 2022 and September 30, 2022, were as follows (in thousands):

AOCI	December 31, 2022 (unaudited)	September 30, 2022

Interest rate swap contract, net of blend and extend arrangement	$22,319	$23,761
Unrealized loss on available-for-sale securities	(520)	(566)
Less tax effect of other comprehensive income (loss) items	(5,435)	(5,575)
Total	16,364	17,620

Changes in AOCI, net of tax, are as follows (in thousands):

AOCI	Interest Rate Hedge
Balance at September 30, 2022	$17,620
Net OCI changes	(1,256)
Balance at December 31, 2022 (unaudited)	$16,364

AOCI	Interest Rate Hedge
Balance at September 30, 2021	$(23)
Net OCI changes	1,445
Balance at December 31, 2021 (unaudited)	$1,422

Amounts reclassified from AOCI to earnings are as follows (unaudited, in thousands):

	For the Three Months Ended December 31,
	2022	2021
Interest expense (benefit)	$(1,335)	$332
Benefit from income taxes	344	(86)
Total reclassifications from AOCI to earnings	$(991)	$246

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
This discussion and analysis of our financial condition and results of operations is intended to assist in understanding and assessing the trends and significant changes in our results of operations and financial condition during the period covered by this report. Historical results may not be indicative of future performance. This discussion includes forward-looking statements that reflect our plans, estimates and beliefs. Such statements involve risks and uncertainties. Our actual results may differ materially from those contemplated by these forward-looking statements as a result of various factors, including those set forth under the headings “Risk Factors” and “Cautionary Statement Regarding Forward-Looking Statements.” This discussion should be read in conjunction with our unaudited consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and notes thereto included in the 2022 Form 10-K. In this discussion, we use certain non-GAAP financial measures. Explanations of these non-GAAP financial measures and reconciliations to the most directly comparable GAAP financial measures are included in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Investors should not consider non-GAAP financial measures in isolation or as substitutes for financial information presented in compliance with GAAP.
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
Recent Developments
Inflationary and Supply Chain Trends
During the three months ended December 31, 2022, we continued to experience an upward trend in several inflation-sensitive inputs that we use to provide our products and services, including upward pressure on wages and increases in the cost of raw materials used to produce HMA and other items that are critical to our business, including fuel, concrete and steel. In addition, we continued to experience some disruptions from various participants in our supply chain, including subcontractors, materials suppliers and equipment manufacturers, who provide the raw materials, equipment, vehicles, construction supplies and other services we require in order to manufacture HMA and perform our construction projects. To date, we have been able to mitigate some of the effects of inflation, supply chain disruptions and labor constraints on our business by increasing prices for our products and including the anticipated cost increases in the construction projects on which we bid. However, we are limited in our ability to pass through increased costs for projects already in our backlog and, under those circumstances, may be unable to recoup losses or diminished profit margins by passing these costs through to our customers.
Tennessee Acquisition
On November 18, 2022, we acquired three HMA manufacturing plants and certain related assets located in the Nashville, Tennessee metro area for $8.4 million. As part of this transaction, we disposed of a quarry located near Goldston, North Carolina, resulting in total cash proceeds of $36.4 million and a gain on the facility exchange of $5.4 million. For further discussion regarding this transaction, see Note 4 - Business Acquisitions and Disposition to the unaudited consolidated financial statements included elsewhere in this report.
North Carolina Acquisition
On December 1, 2022, we acquired all of the capital stock of the Ferebee Corporation, an HMA manufacturing and paving company headquartered in Charlotte, North Carolina. The transaction established our second platform company in North Carolina and added three HMA plants in the greater Charlotte/Rock Hill metro area. For further discussion regarding this transaction, see Note 4 - Business Acquisitions and Disposition to the unaudited consolidated financial statements included elsewhere in this report.

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
Gain on Sale of Property, Plant and Equipment
In the normal course of business, we sell assets for various reasons, including when the cost of maintaining the asset exceeds the cost of replacing it. The gain or loss on the sale of property, plant and equipment reflects the difference between the carrying value at the date of disposal and the net consideration received from the sale during the period.
Gain on Facility Exchange
As part of our continued growth strategy, we may exchange or sell other facilities in order to generate capital for use in connection with other strategic initiatives. The gain or loss on the exchange or sale of a facility reflects the difference between the net carrying value of the facility at the date of disposal and the consideration received from the exchange or sale during the period.
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

Other Key Performance Indicators - Adjusted EBITDA and Adjusted EBITDA Margin
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
The following table presents a reconciliation of net income, the most directly comparable measure calculated in accordance with GAAP, to Adjusted EBITDA and the calculation of Adjusted EBITDA Margin for the periods presented (unaudited, in thousands, except percentages):

	For the Three Months Ended December 31,
	2022	2021
Net income	$1,892	$5,511
Interest expense, net	3,960	1,264
Provision for income taxes	510	1,800
Depreciation, depletion, accretion and amortization	18,375	15,903
Equity-based compensation expense	2,480	1,504
Management fees and expenses (1)	367	375
Adjusted EBITDA	$27,584	$26,357
Revenues	$341,779	$284,964
Adjusted EBITDA Margin	8.1%	9.2%
(1)Reflects fees and reimbursement of certain out-of-pocket expenses under a management services agreement with SunTx (see Note 12 - Related Parties to the unaudited consolidated financial statements included elsewhere in this report).

Results of Operations
Three Months Ended December 31, 2022 Compared to Three Months Ended December 31, 2021
The following table sets forth selected financial data for the three months ended December 31, 2022 and 2021 (unaudited in thousands, except percentages):

					Change From the Three Months Ended
	For the Three Months Ended December 31,				December 31, 2021
					to the Three Months Ended
	2022		2021		December 31, 2022
	Dollars	% of Revenues	Dollars	% of Revenues	$ Change	% Change
Revenues	$341,779	100.0%	$284,964	100.0%	$56,815	19.9%
Cost of revenues	311,283	91.1%	252,000	88.4%	59,283	23.5%
Gross profit	30,496	8.9%	32,964	11.6%	(2,468)	(7.5)%
General and administrative expenses	(29,725)	(8.7)%	(24,946)	(8.8)%	(4,779)	19.2%
Gain on sale of property, plant and equipment	168	—%	441	0.2%	(273)	(61.9)
Gain on facility exchange	5,389	1.6%	—	—%	5,389	—%
Operating income	6,328	1.9%	8,459	3.0%	(2,131)	(25.2)%
Interest expense, net	(3,960)	(1.2)%	(1,264)	(0.4)%	(2,696)	213.3%
Other income	34	—%	116	—%	(82)	(70.7)%
Income before provision for income taxes	2,402	0.7%	7,311	2.6%	(4,909)	(67.1)%
Provision for income taxes	510	0.1%	1,800	0.6%	(1,290)	(71.7)%
Net income	$1,892	0.6%	$5,511	1.9%	$(3,619)	(65.7)%
Adjusted EBITDA	$27,584	8.1%	$26,357	9.2%	$1,227	4.7%

Revenues. Revenues for the three months ended December 31, 2022 increased $56.8 million, or 19.9%, to $341.8 million from $285.0 million for the three months ended December 31, 2021. The increase included $32.1 million of revenues attributable to acquisitions completed subsequent to December 31, 2021 and an increase of $24.7 million of revenues in our existing markets from contract work and sales of HMA and aggregates to third parties.
Gross Profit. Gross profit for the three months ended December 31, 2022 decreased $2.5 million, or 7.5%, to $30.5 million from $33.0 million for the three months ended December 31, 2021. The decrease in gross profit was primarily due to (i) increases in the costs of raw materials, fuel, labor and trucking and (ii) supply chain disruptions resulting in project delays and the need to use alternative suppliers and vendors.

General and Administrative Expenses. General and administrative expenses for the three months ended December 31, 2022 increased $4.8 million, or 19.2%, to $29.7 million from $24.9 million for the three months ended December 31, 2021. The increase was the result of (i) a $1.0 million increase in equity-based compensation expense, (ii) a $1.4 million increase attributable to general and administrative expenses associated with the businesses acquired subsequent to December 31, 2021, (iii) a $1.4 million increase in management personnel payroll and benefits, and (iv) a $1.0 million increase in other professional fees, primarily driven by expenses incurred in support of acquisition activities, information technology expenses and increased accounting and consulting fees.
Gain on Facility Exchange. Gain on facility exchange for the three months ended December 31, 2022 was $5.4 million compared to $0.0 million for the three months ended December 31, 2021. The gain was the result of the disposition of a quarry located near Goldston, North Carolina. In connection with this transaction, the Company acquired three HMA manufacturing plants and certain related assets located in the Nashville, Tennessee metro area.
Interest Expense, Net. Interest expense, net for the three months ended December 31, 2022 increased $2.7 million, or 213.3%, to $4.0 million compared to $1.3 million for the three months ended December 31, 2021. The increase in interest expense was due to a $150.7 million increase in the average principal debt balance outstanding and higher interest rates during the three months ended December 31, 2022 compared to the corresponding period in 2021.

Provision for Income Taxes. Our effective tax rate decreased to 21.2% for the three months ended December 31, 2022, from 24.6% for the three months ended December 31, 2021. Our lower effective tax rate during the three months ended December 31, 2022 was due to differences in state tax rates at our operating subsidiaries.

Net Income. Net income decreased $3.6 million, or 65.7%, to $1.9 million for the three months ended December 31, 2022, compared to $5.5 million for the three months ended December 31, 2021. The decrease in net income was a result of lower gross profit and increases in general and administrative expenses and interest expense, net, partially offset by the gain on facility exchange, all as described above.
Adjusted EBITDA and Adjusted EBITDA Margin. Adjusted EBITDA and Adjusted EBITDA Margin were $27.6 million and 8.1%, respectively, for the three months ended December 31, 2022, compared to $26.4 million and 9.2%, respectively, for the three months ended December 31, 2021. The increase in Adjusted EBITDA was the result of higher depreciation, depletion, accretion and amortization and equity-based compensation expense, partially offset by a decrease in net income. The lower Adjusted EBITDA Margin was primarily a result of lower gross profit margins, as described above. See the description of Adjusted EBITDA and Adjusted EBITDA Margin, as well as a reconciliation of Adjusted EBITDA to net income, under the heading “How We Assess Performance of Our Business”.
Inflation and Price Changes
During the three months ended December 31, 2022, we continued to experience an upward trend in several inflation-sensitive inputs that we use to provide our products and services, including upward pressure on wages and increases in the cost of raw materials used to produce HMA and other items that are critical to our business.
Liquidity and Capital Resources
Cash Flows Analysis
The following table sets forth our cash flows for the periods indicated (unaudited, in thousands):

	For the Three Months Ended December 31,
	2022	2021
Net cash provided by (used in) operating activities, net of acquisitions	$28,884	$(577)
Net cash used in investing activities	(70,670)	(80,274)
Net cash provided by financing activities	49,736	67,461
Net change in cash and cash equivalents	$7,950	$(13,390)

Operating Activities
During the three months ended December 31, 2022, cash provided by operating activities, net of acquisitions, was $28.9 million, primarily as a result of:
•net income of $1.9 million, including $18.4 million of depreciation, depletion, accretion and amortization and $2.5 million of equity-based compensation expense;
•a decrease in contracts receivable including retainage, net of $47.1 million due to normal fluctuations resulting from the timing of processing transactions in our accounts receivable cycle;
•an increase in inventories of $3.5 million due to increased inventories from acquisitions, growth in existing markets, higher inventory costs and normal fluctuations in our inventory cycle;
•a decrease in accounts payable and accrued expenses and other current liabilities of $33.2 million due to the timing of processing transactions in our accounts payable cycle; and

•a net decrease in the difference between costs and estimated earnings in excess of billings on uncompleted contracts and billings in excess of costs and estimated earnings on uncompleted contracts of $0.2 million due to the timing of performing and closing projects.

During the three months ended December 31, 2021, cash used in operating activities, net of acquisitions, was $0.6 million, primarily as a result of:
•net income of $5.5 million, including $15.9 million of depreciation, depletion, accretion and amortization and $1.5 million of equity-based compensation expense;
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
Investing Activities
During the three months ended December 31, 2022, cash used in investing activities was $70.7 million, of which $77.2 million related to acquisitions completed in the period and $31.7 million was invested in property, plant and equipment, partially offset by $1.6 million of proceeds from the sale of property, plant and equipment and $36.4 million of proceeds from the facility exchange.
During the three months ended December 31, 2021, cash used in investing activities was $80.3 million, of which $65.9 million related to acquisitions completed in the period and $15.1 million was invested in property, plant and equipment, partially offset by $0.7 million of proceeds from the sale of property, plant and equipment.
Financing Activities
During the three months ended December 31, 2022, cash provided by financing activities was $49.7 million. We received $53.0 million of proceeds from our Revolving Credit Facility, which were primarily used for acquisitions completed in the period. This cash flow was partially offset by $3.1 million of principal payments on long-term debt.
During the three months ended December 31, 2021, cash provided by financing activities was $67.5 million. We received $70.0 million of proceeds from our Revolving Credit Facility, which were primarily used for acquisitions completed in the period. This cash flow was partially offset by $2.5 million of principal payments on long-term debt.
Credit Agreement
We and each of our subsidiaries are parties to the Credit Agreement, which provides for the Term Loan and the Revolving Credit Facility. At December 31, 2022 and September 30, 2022, we had $268.8 million and $271.9 million, respectively, of principal outstanding under the Term Loan, $158.1 million and $105.1 million, respectively, of principal outstanding under the Revolving Credit Facility, and availability of $156.9 million and $208.6 million, respectively, under the Revolving Credit Facility, including reduction for outstanding letters of credit. The Company also had $25.0 million available under the Delayed Draw Term Loan at December 31, 2022 and September 30, 2022.

The Credit Agreement requires the Company to satisfy certain financial covenants, including a minimum fixed charge coverage ratio of 1.20-to-1.00 and a maximum consolidated leverage ratio of 3.50-to-1.00, subject to certain adjustments. At December 31, 2022 and September 30, 2022, our fixed charge coverage ratio was 1.87-to-1.00 and 2.56-to-1.00, respectively, and our consolidated leverage ratio was 2.96-to-1.00 and 2.79-to-1.00, respectively.
From time to time, the Company has entered into interest rate swap agreements to hedge against the risk of changes in interest rates. At December 31, 2022 and September 30, 2022, the aggregate notional value of the interest rate swap agreement was $300.0 million, and the fair value was $23.4 million and $24.7 million, respectively, which amounts are included within other assets on the Company’s Consolidated Balance Sheets.
For more information about the Credit Agreement, see Note 8 - Debt to the unaudited consolidated financial statements included elsewhere in this report.

Capital Requirements and Sources of Liquidity
During the three months ended December 31, 2022 and 2021, our capital expenditures were approximately $31.7 million and $15.1 million, respectively. Our capital expenditures are typically made during the fiscal year in which they are approved. At December 31, 2022, our commitments for capital expenditures were not material to our financial condition or results of operations on a consolidated basis. For fiscal 2023, we expect total capital expenditures to be $85.0 million to $90.0 million. Our capital expenditure budget is an estimate and is subject to change.
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
Contractual Obligations
The following table summarizes our significant obligations outstanding as of December 31, 2022 (unaudited, in thousands):

		Payments Due by Fiscal Year
	Total	2023	2024	2025	2026	2027	2028 and Thereafter
Debt obligations	$426,851	$9,375	$13,438	$17,188	$20,625	$366,225	$—
Operating leases	21,475	2,130	2,517	2,137	2,118	2,010	10,563
Purchase commitments	5,869	3,720	1,893	256	—	—	—
Royalty payments	2,656	236	246	207	182	170	1,615
Asset retirement obligations	2,372	—	—	—	—	—	2,372
Total	$459,223	$15,461	$18,094	$19,788	$22,925	$368,405	$14,550

Off-Balance Sheet Arrangements
As of December 31, 2022, the Company had aggregate letters of credit outstanding in the amount of $10.0 million, future purchase commitments of diesel fuel and natural gas of $5.4 million and $0.5 million, respectively, and $2.7 million of minimum royalty payments related to aggregates facilities. Other than the letters of credit, future purchase commitments and minimum royalty payments, we do not currently have any off-balance sheet arrangements that have, or are reasonably likely to have, a material current or future effect on our financial condition, changes in our financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources. See Note 17 - Commitments to our unaudited consolidated financial statements included elsewhere in this report for additional information.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Commodity Price Risk
We are subject to commodity price risk with respect to price changes in liquid asphalt and energy, including fossil fuels and electricity for aggregates and HMA production, natural gas for HMA production and fuel for distribution vehicles and production-related mobile equipment. In order to manage or reduce commodity price risk, we monitor the costs of these commodities at the time of bid and price them into our contracts accordingly. Furthermore, liquid asphalt escalator provisions in most of our public contracts, and in some of our private and commercial contracts, limit our exposure to price fluctuations in this commodity. In addition, we enter into various firm purchase commitments, with terms generally less than 18 months, for certain raw materials.
Our risk management activities also include the use of financial derivative instruments. We have entered into fuel swap and natural gas swap contracts to mitigate the financial impact of fluctuations in commodity prices. We do not enter into commodity swap contracts for speculative or trading purposes. These fuel and natural gas swap contracts provide a fixed price for less than 50% of our estimated fuel and natural gas usage for the remainder of fiscal year 2023 and part of fiscal year 2024.
The table below provides information about the Company’s swap contracts that are sensitive to changes in commodity prices, specifically fuel and natural gas, as of December 31, 2022 (unaudited).

	Carrying Amount	Fair Value
Fuel swap contracts (1)
Contract volumes (1,000 gallons)	2,688
Weighted average price (per gallon)	$2.87
Contract amount (in thousands)	$316	$316

Natural gas swap contracts (1)
Contract volumes (1,000 MMBTU)	820
Weighted average price (per MMBTU)	$5.99
Contract amount (in thousands)	$(797)	$(797)

(1) See also Note 15 - Investment in Derivative Instruments and Note 16 - Fair Value Measurements to the unaudited consolidated financial statements included elsewhere in this report.
Interest Rate Risk
We are exposed to interest rate risk on certain of our short- and long-term debt obligations used to finance our operations and acquisitions. We have SOFR-based floating rate borrowings under the Credit Agreement, which expose us to variability in interest payments due to changes in the reference interest rates. From time to time, we use derivative instruments as hedges against the impact of interest rate changes on future earnings and cash flows. We do not enter into such derivative instruments for speculative or trading purposes. At December 31, 2022, we had a total of $426.9 million of variable rate borrowings outstanding. Holding other factors constant and absent the interest rate swap agreements described above, a hypothetical 1% change in our borrowing rates would result in a $4.3 million change in our annual interest expense based on our variable rate debt at December 31, 2022.
The following table presents the future principal payment obligations, interest payments, and fair values associated with the Company’s debt instruments assuming the Company’s actual level of variable rate debt as of December 31, 2022 (unaudited, in thousands).

	For the Fiscal Year Ending September 30,						Fair
	2023	2024	2025	2026	2027	Total	Value
Debt obligations
Term Loan Principal Payments	$9,375	$13,438	$17,188	$20,625	$208,125	$268,750	$268,750
Revolving Credit Facility Principal Payments	—	—	—	—	158,100	158,100	158,100
Interest payments (1)	18,864	24,489	23,652	22,504	16,075

(1) Represents projected interest payments using the Company’s December 2022 SOFR-based floating rate of 5.94 per annum%.
The notional amount of the Company’s outstanding interest rate swap contract at December 31, 2022 was $300.0 million. The maturity date of this swap is June 30, 2027, and the fair value of the outstanding swap contract was $23.4 million as of December 31, 2022. See also Note 15 - Investment in Derivative Instruments and Note 16 - Fair Value Measurements to the unaudited consolidated financial statements included elsewhere in this report.
Inflation Risk
We are subject to the effects of inflation through wage pressures, increases in the cost of raw materials used to produce HMA, and increases in other items, such as fuel, concrete and steel. During the quarter ended December 31, 2022, we continued to experience increased costs in several of these inflation-sensitive items. We seek to recover increasing costs by obtaining higher prices for our products or by including the anticipated price increases in our bids. Due to the relatively short-term duration of our construction contracts, we are generally able to reduce our exposure to price increases on new contracts, but we are limited in our ability to pass through increased costs for projects already in our backlog. Going forward, continued cost inflation in these areas may require further price adjustments to maintain profit margin, and any price increases may have a negative effect on demand.

Item 4. Controls and Procedures.
Evaluation of Disclosure Control and Procedures
Our management carried out, as of December 31, 2022, with the participation of our Chief Executive Officer and our Chief Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2022, our disclosure controls and procedures were effective to provide reasonable assurance that material information required to be disclosed by us in reports we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - Other Information
Item 1. Legal Proceedings.
Due to the nature of our business, we are involved in routine litigation or subject to other disputes or claims related to our business activities, including, among other things, (i) workers’ compensation claims, (ii) employment-related disputes and (iii) liability issues or breach of contract or tortious conduct claims in connection with the performance of services and provision of materials. We and our affiliates are also subject to government inquiries in the ordinary course of business seeking information concerning our compliance with government construction contracting requirements and various laws and regulations, the outcome of which cannot be predicted with certainty. In the opinion of our management, after consultation with legal counsel, none of the pending inquiries, litigation, disputes or claims against us, if decided adversely to us, would have a material adverse effect on our financial condition, cash flows or results of operations. There have been no material changes to the legal proceedings disclosed in the 2022 Form 10-K.

Item 1A. Risk Factors.
In addition to the other financial information set forth in this report, you should carefully consider the factors discussed below and in Part I, Item 1A, “Risk Factors,” in the 2022 Form 10-K that could materially affect our business, financial condition or future operating results. The risks described below and in the 2022 Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and operating results.

Inflation and supply chain disruptions have resulted, and may continue to result, in increased costs, some of which we may not be able to recoup.

Inflation and supply chain disruptions have the potential to adversely affect our business, financial condition and results of operations, particularly if we are unable to pass through increased costs to our customers. During the three months ended December 31, 2022, we continued to experience an upward trend in several inflation-sensitive inputs that we use to provide our products and services, including upward pressure on wages and increases in the cost of raw materials used to produce HMA and other items critical to our business, including fuel, concrete and steel. In addition, we continued to experience disruptions from various participants in our supply chains, including subcontractors, materials suppliers and equipment manufacturers, who provide the raw materials, equipment, vehicles, construction supplies and other services we require in order to manufacture HMA and perform our construction projects. While we have been able to mitigate some of the effects of inflation, supply chain disruptions and labor constraints on our business by increasing prices for our products and including the anticipated cost increases in the construction projects for which we bid, we may not be able to do so in the future. In addition, we are limited in our ability to pass through increased costs for projects already in our backlog, and if we are unable to do so, we may not recoup our losses or diminished profit margins. If inflation and supply chain disruptions continue to rise, we may be required to implement further price adjustments to maintain our profit margin, and any price increases may have a negative effect on demand.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Unregistered Sales of Equity Securities
The Company did not sell any of its equity securities during the period covered by this report that were not registered under the Securities Act.

Issuer Purchases of Equity Securities
During the quarter ended December 31, 2022, the Company repurchased shares of its Class A common stock as follows (unaudited):

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet be Purchased under the Plans or Programs
October 1, 2022 - October 31, 2022	—	—	—	—
November 1, 2022 - November 30, 2022	5,267	$26.23	—	—
December 1, 2022 - December 31, 2022	—	—	—	—
Total	5,267	$26.23	—	—

(1) Consists of shares of Class A common stock withheld to satisfy tax withholding obligations on behalf of certain employees upon the vesting of restricted stock awards. The Company does not have a share repurchase program.

(2) Represents the closing price for a share of Class A common stock on the Nasdaq Global Select Market on September 30, 2022, the vesting date for restricted shares of Class A common stock previously granted to certain employees and withheld by the Company in satisfaction of tax withholding obligations arising upon the vesting of such shares.

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
4.2
Registration Rights Agreement, dated June 8, 2007, by and among Construction Partners, Inc. (f/k/a SunTx CPI Growth Company, Inc.) and certain security holders party thereto (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-1 (File No. 333-224174) filed on April 6, 2018)

10.1
First Amendment to Third Amended and Restated Credit Agreement, dated as of November 17, 2022, by and among Construction Partners, Inc. and each of its wholly owned subsidiaries, as borrowers, PNC Bank, National Association, as administrative agent and lender, PNC Capital Markets LLC, as joint lead arranger and sole bookrunner, Regions Bank and BofA Securities, Inc., each as a joint arranger, and certain other lenders party thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-38479) filed on November 22, 2022)

10.2
Form of Performance Stock Unit Award Agreement under the Construction Partners, Inc. 2018 Equity Incentive Plan (Revenue Growth Rate and Adjusted EBITDA Margin Vesting Criteria) (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-38479) filed on November 9, 2022)

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

CONSTRUCTION PARTNERS, INC.

Date: February 9, 2023	By:	/s/ Fred J. Smith, III
Fred J. Smith, III
President and Chief Executive Officer

Date: February 9, 2023	By:	/s/ R. Alan Palmer
R. Alan Palmer
Executive Vice President and Chief Financial Officer