Form 10-Q
period 2023-03-31
Construction Partners, Inc.
filed 2023-05-09
CIK 1718227

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒
As of May 5, 2023, the registrant had 41,396,305 shares of Class A common stock, $0.001 par value, and 11,352,915 shares of Class B common stock, $0.001 par value, outstanding.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CONSTRUCTION PARTNERS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	March 31,	September 30,
	2023	2022
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$30,512	$35,531
Restricted cash	119	28
Contracts receivable including retainage, net	243,261	265,207
Costs and estimated earnings in excess of billings on uncompleted contracts	29,126	29,271
Inventories	86,197	74,195
Prepaid expenses and other current assets	16,900	12,957
Total current assets	406,115	417,189
Property, plant and equipment, net	502,985	481,412
Operating lease right-of-use assets	16,792	13,985
Goodwill	163,385	129,465
Intangible assets, net	15,399	15,976
Investment in joint venture	87	87
Restricted investments	11,303	6,866
Other assets	24,755	30,541
Total assets	$1,140,821	$1,095,521
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$121,422	$130,468
Billings in excess of costs and estimated earnings on uncompleted contracts	62,004	52,477
Current portion of operating lease liabilities	2,243	2,209
Current maturities of long-term debt	13,500	12,500
Accrued expenses and other current liabilities	26,158	28,484
Total current liabilities	225,327	226,138
Long-term liabilities:
Long-term debt, net of current maturities and deferred debt issuance costs	408,967	363,066
Operating lease liabilities, net of current portion	14,982	12,059
Deferred income taxes, net	24,938	26,713
Other long-term liabilities	13,919	11,666
Total long-term liabilities	462,806	413,504
Total liabilities	688,133	639,642
Stockholders’ equity:
Preferred stock, par value $0.001; 10,000,000 shares authorized and no shares issued and outstanding at March 31, 2023 and September 30, 2022	—	—
Class A common stock, par value $0.001; 400,000,000 shares authorized, 41,376,528 shares issued and 41,366,691 shares outstanding at March 31, 2023 and 41,195,730 shares issued and 41,193,024 shares outstanding at September 30, 2022	41	41
Class B common stock, par value $0.001; 100,000,000 shares authorized, 14,275,867 shares issued and 11,352,915 shares outstanding at March 31, 2023 and September 30, 2022	15	15
Additional paid-in capital	261,743	256,571
Treasury stock, at cost, 9,837 shares of Class A common stock at March 31, 2023 and 2,706 shares at September 30, 2022, par value $0.001	(178)	(39)
Treasury stock, at cost, 2,922,952 shares of Class B common stock at March 31, 2023 and September 30, 2022, par value $0.001	(15,603)	(15,603)
Accumulated other comprehensive income, net	12,985	17,620
Retained earnings	193,685	197,274
Total stockholders’ equity	452,688	455,879
Total liabilities and stockholders’ equity	$1,140,821	$1,095,521

See notes to consolidated financial statements (unaudited).

CONSTRUCTION PARTNERS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited in thousands, except share and per share data)

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2023	2022	2023	2022
Revenues	$324,850	$243,385	$666,629	$528,349
Cost of revenues	298,570	230,888	609,853	482,888
Gross profit	26,280	12,497	56,776	45,461
General and administrative expenses	(31,989)	(25,000)	(61,714)	(49,946)
Gain on sale of property, plant and equipment	3,158	1,014	3,326	1,455
Gain on facility exchange	—	—	5,389	—
Operating income (loss)	(2,551)	(11,489)	3,777	(3,030)
Interest expense, net	(4,802)	(859)	(8,762)	(2,123)
Other income	398	43	432	159
Loss before provision for income taxes	(6,955)	(12,305)	(4,553)	(4,994)
Provision for income taxes	(1,474)	(2,887)	(964)	(1,087)
Net loss	(5,481)	(9,418)	(3,589)	(3,907)
Other comprehensive income (loss), net of tax
Unrealized gain (loss) on interest rate swap contract, net	(3,460)	5,580	(4,752)	7,025
Unrealized gain (loss) on restricted investments, net	81	(122)	117	(122)
Other comprehensive income (loss)	(3,379)	5,458	(4,635)	6,903
Comprehensive income (loss)	$(8,860)	$(3,960)	$(8,224)	$2,996

Net loss per share attributable to common stockholders:
Basic	$(0.11)	$(0.18)	$(0.07)	$(0.08)
Diluted	$(0.11)	$(0.18)	$(0.07)	$(0.08)

Weighted average number of common shares outstanding:
Basic	51,827,365	51,793,443	51,826,143	51,744,052
Diluted	51,827,365	51,793,443	51,826,143	51,744,052

See notes to consolidated financial statements (unaudited).

CONSTRUCTION PARTNERS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(unaudited in thousands, except share data)

	For the six months ended March 31, 2023
	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Treasury Stock Class A Common Stock	Treasury Stock Class B Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss), net	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
September 30, 2022	41,195,730	$41	14,275,867	$15	$256,571	$(39)	$(15,603)	$197,274	$17,620	$455,879
Net income	—	—	—	—	—	—	—	1,892	—	1,892
Equity-based compensation expense	—	—	—	—	2,480	—	—	—	—	2,480
Issuance of stock awards	180,798	—	—	—	—	—	—	—	—	—
Purchase of treasury stock	—	—	—	—	—	(139)	—	—	—	(139)
Other comprehensive loss	—	—	—	—	—	—	—	—	(1,256)	(1,256)
December 31, 2022	41,376,528	$41	14,275,867	$15	$259,051	$(178)	$(15,603)	$199,166	$16,364	$458,856
Net loss	—	—	—	—	—	—	—	(5,481)	—	(5,481)
Equity-based compensation expense	—	—	—	—	2,692	—	—	—	—	2,692
Other comprehensive loss	—	—	—	—	—	—	—	—	(3,379)	(3,379)
March 31, 2023	41,376,528	$41	14,275,867	$15	$261,743	$(178)	$(15,603)	$193,685	$12,985	$452,688

	For the six months ended March 31, 2022
	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Treasury Stock Class A Common Stock	Treasury Stock Class B Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss), net	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
September 30, 2021	36,600,639	$37	18,614,791	$19	$248,571	$—	$(15,603)	$175,898	$(23)	$408,899
Net income	—	—	—	—	—	—	—	5,511	—	5,511
Equity-based compensation expense	—	—	—	—	1,504	—	—	—	—	1,504
Issuance of stock awards	145,921	—	—	—	—	—	—	—	—	—
Purchase of treasury stock	—	—	—	—	—	(39)	—	—	—	(39)
Other comprehensive income	—	—	—	—	—	—	—	—	1,445	1,445
Conversion of Class B common stock to Class A common stock	4,338,924	4	(4,338,924)	(4)	—	—	—	—	—	—
December 31, 2021	41,085,484	$41	14,275,867	$15	$250,075	$(39)	$(15,603)	$181,409	$1,422	$417,320
Net loss	—	—	—	—	—	—	—	(9,418)	—	(9,418)
Equity-based compensation expense	—	—	—	—	1,742	—	—	—	—	1,742
Issuance of stock awards	107,738	—	—	—	—	—	—	—	—	—
Other comprehensive income	—	—	—	—	—	—	—	—	5,458	5,458
March 31, 2022	41,193,222	$41	14,275,867	$15	$251,817	$(39)	$(15,603)	$171,991	$6,880	$415,102

See notes to consolidated financial statements (unaudited).

CONSTRUCTION PARTNERS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited in thousands)

	For the Six Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(3,589)	$(3,907)
Adjustments to reconcile net loss to net cash, cash equivalents and restricted cash provided by operating activities:
Depreciation, depletion, accretion and amortization of long-lived assets	38,233	33,047
Amortization of deferred debt issuance costs and debt discount	151	128
Unrealized loss (gain) on derivative instruments	2,286	(2,130)
Provision for bad debt	70	130
Gain on sale of property, plant and equipment	(3,326)	(1,455)
Gain on facility exchange	(5,389)	—
Realized losses on restricted investments	4	—
Equity-based compensation expense	5,172	3,246
Deferred income tax benefit	(224)	(245)
Other non-cash adjustments	(69)	39
Changes in operating assets and liabilities, net of acquisition:
Contracts receivable including retainage	34,092	(3,821)
Costs and estimated earnings in excess of billings on uncompleted contracts	743	(1,261)
Inventories	(10,152)	(13,665)
Prepaid expenses and other current assets	(3,246)	(8,150)
Other assets	(206)	350
Accounts payable	(12,764)	(2,426)
Billings in excess of costs and estimated earnings on uncompleted contracts	7,415	12,304
Accrued expenses and other current liabilities	(6,289)	(11,957)
Other long-term liabilities	2,784	3,067
Net cash provided by operating activities, net of acquisitions	45,696	3,294
Cash flows from investing activities:
Purchases of property, plant and equipment	(60,399)	(34,703)
Proceeds from sale of property, plant and equipment	8,301	3,777
Proceeds from facility exchange	36,987	—
Proceeds from restricted investments	866	—
Business acquisitions, net of cash acquired	(77,842)	(102,893)
Purchase of restricted investments	(5,148)	(6,358)
Net cash used in investing activities	(97,235)	(140,177)
Cash flows from financing activities:
Net proceeds from revolving credit facility	38,000	116,000
Proceeds from issuance of long-term debt, net of debt issuance costs and discount	15,000	—
Repayments of long-term debt	(6,250)	(5,000)
Purchase of treasury stock	(139)	(39)
Net cash provided by financing activities	46,611	110,961
Net change in cash, cash equivalents and restricted cash	(4,928)	(25,922)
Cash, cash equivalents and restricted cash:
Cash, cash equivalents and restricted cash, beginning of period	35,559	57,251
Cash, cash equivalents and restricted cash, end of period	$30,631	$31,329

Supplemental cash flow information:
Cash paid for interest	$9,047	$3,375
Cash paid for income taxes	$626	$1,076
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$4,062	$5,983
Cash paid for operating lease liabilities	$1,204	$1,144
Non-cash items:
Property, plant and equipment included with accounts payable at period end	$3,448	$1,042
Amounts payable to seller in business combination	$—	$600
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
Seasonality
The use and consumption of the Company’s products and services fluctuate due to seasonality. The Company’s products are used, and its construction operations and production facilities are located, outdoors. Therefore, seasonal changes and other weather-related conditions, in particular, extended snowy, rainy or cold weather in the winter, spring or fall and major weather events, such as hurricanes, tornadoes, tropical storms and heavy snows, can adversely affect the Company’s business and operations through a decline in both the use of the Company’s products and demand for the Company’s services. In addition, construction materials production and shipment levels follow activity in the construction industry, which typically occurs in the spring, summer and fall. The first and second quarters of the Company’s fiscal year typically have lower levels of activity due to less favorable weather conditions. Warmer and drier weather during the Company’s third and fourth fiscal quarters typically result in higher activity and revenues during those quarters.

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
Restricted Cash
Construction Partners Risk Management, Inc. (the “Captive”), a captive insurance company and wholly-owned subsidiary of the Company, provides general liability, automobile liability and workers’ compensation insurance coverage to the Company and its subsidiaries. Restricted cash represents cash held in a fiduciary capacity by the Captive for the payment of casualty insurance claims. The Company had restricted cash of $0.1 million at March 31, 2023 and at September 30, 2022.
Restricted Investments
The Company’s restricted investments consist of debt securities, which are held in a fiduciary capacity by the Captive for the payment of casualty insurance claims. The Company determines the classification of its securities at the time of purchase and re-evaluates the determination at each balance sheet date. The Company has classified securities held by the Captive as available-for-sale. As a result, these securities are carried at their fair value. Purchases and sales of debt securities are recorded on the trade date. Interest income on debt securities is recorded when earned using an effective yield method. Unrealized gains and losses are reported as components of accumulated other comprehensive income (loss), net. These securities have been classified as non-current assets based on their respective maturity dates and the Company’s intent to reinvest sales proceeds into new restricted investments. The Company had restricted investments of $11.3 million and $6.9 million at March 31, 2023 and September 30, 2022, respectively.
The Company evaluates its available-for-sale debt securities quarterly to determine whether there has been a decline in the fair value below the amortized cost due to credit losses or other factors. This evaluation process entails judgement by the Company, and considers factors including the issuer’s financial condition and near-term prospects, future economic conditions, interest rate changes and changes in the rating of the security. When the Company has determined that it intends to sell, or that it is more likely than not that the Company will be required to sell, a security before it recovers its amortized cost basis above fair value, the individual security is written down to fair value, with a corresponding charge to “Other income” within the Consolidated Statements of Comprehensive Income (Loss). For available-for-sale debt securities that do not meet the intent impairment criteria but for which the Company has determined that a credit loss exists, the present value of cash flows expected to be collected from the security is compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss allowance is recorded for the credit loss, limited by the amount by which the fair value is less than the amortized cost basis. For the six months ended March 31, 2023 and 2022, the Company had no intent impairments or credit losses.
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
Concentration of Risks
Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of contracts receivable including retainage. In the normal course of business, the Company provides credit to its customers and does not generally require collateral. The Company monitors concentrations of credit risk associated with these receivables on an ongoing basis. The Company has not historically experienced significant credit losses, due primarily to management’s assessment of customers’ credit ratings. The Company principally deals with recurring customers, state and local governments and well-known local companies whose reputations are known to management. The Company performs credit checks for significant new customers and generally requires progress payments for significant projects. The Company generally has the ability to file liens against the property if payments are not made on a timely basis. No single customer accounted for more than 10% of the Company’s contracts receivable including retainage, net balance at March 31, 2023 or September 30, 2022.
Projects performed for various departments of transportation accounted for 29.8% and 30.8% of consolidated revenues for the three months ended March 31, 2023 and 2022, respectively, and for 30.9% and 32.3% of consolidated revenues for the six months ended March 31, 2023 and 2022, respectively. Customers that accounted for more than 10% of consolidated revenues during the three and six months ended March 31, 2023 and 2022 are presented below:

	% of Consolidated Revenues
	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2023	2022	2023	2022
Florida Department of Transportation	11.3%	12.5%	9.6%	11.2%
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

	% of Consolidated Revenues
	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2023	2022	2023	2022
Private	42.1%	42.1%	40.4%	40.5%
Public	57.9%	57.9%	59.6%	59.5%
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
The Company’s financial instruments include cash and cash equivalents, restricted cash, contracts receivable including retainage, accounts payable and accrued expenses reflected as current assets and current liabilities on its Consolidated Balance Sheets at March 31, 2023 and September 30, 2022. Due to the short-term nature of these instruments, management considers their carrying value to approximate their fair value.
The Company also has debt securities reflected as restricted investments on its Consolidated Balance Sheets at March 31, 2023 and September 30, 2022. These investments are adjusted to fair value at each balance sheet date and are considered Level 2 fair value measurements.
The Company also has a Term Loan and a Revolving Credit Facility, as each are defined and further described in Note 8 - Debt. The carrying value of amounts outstanding under these credit facilities is reflected as long-term debt, net of current maturities and deferred debt issuance cost and current maturities of long-term debt on the Company’s Consolidated Balance Sheets at March 31, 2023 and September 30, 2022. Due to the variable rate or short-term nature of these instruments, management considers their carrying value to approximate their fair value.

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
Comprehensive Income
The Company reports comprehensive income in its Consolidated Statements of Comprehensive Income (Loss) and Consolidated Statements of Stockholders’ Equity. Comprehensive income (loss) comprises two subsets: net income and other comprehensive income (loss) (“OCI”). OCI includes adjustments for changes in fair value of an interest rate swap contract derivative and available-for-sale restricted investments. For additional information about comprehensive income, see Note 19 - Other Comprehensive Income (Loss).

Note 3 - Accounting Standards
The Company did not adopt any new accounting standards or updates during the six months ended March 31, 2023.

Note 4 - Business Acquisitions
Tennessee Acquisition - Provisional
On November 18, 2022, the Company acquired three HMA manufacturing plants and certain related assets located in the Nashville, Tennessee metro area for $9.5 million. In connection with this transaction, the Company disposed of a quarry in North Carolina, resulting in total cash proceeds of $37.0 million and a gain on the facility exchange of $5.4 million.
North Carolina Acquisition - Provisional
On December 1, 2022, the Company acquired all of the capital stock of Ferebee Corporation, an HMA manufacturing and paving company headquartered in Charlotte, North Carolina for $68.3 million. The transaction established the Company’s second platform company in North Carolina and added three HMA plants in the greater Charlotte/Rock Hill metro area.
Combined Acquisitions During the Six Months Ended March 31, 2023
The foregoing acquisitions were accounted for as business combinations in accordance with Accounting Standards Codification (“ASC”) Topic 805, Business Combinations (“Topic 805”). As of March 31, 2023, the purchase price allocation has not yet been finalized due to the recent timing of these acquisitions, as certain information was pending on such date to finalize estimates of fair value of certain assets acquired and liabilities assumed. The Company consulted with independent third parties to assist in the valuation process. The Company expects to finalize these values as soon as practicable and no later than one year from their respective acquisition dates.
Identifiable assets acquired and liabilities assumed were recorded at their estimated fair values based on the methodology described under Fair Value Measurements in Note 2 - Significant Accounting Policies. The amount of the purchase price exceeding the net fair value of identifiable assets acquired and liabilities assumed was recorded as provisional goodwill in the amount of approximately
$32.2 million, which is deductible for income tax purposes. Goodwill primarily represents the assembled work force and synergies expected to result from the acquisitions. Upon finalizing the accounting for these transactions, management expects to ascribe value to other identifiable intangible assets, including customer relationships and customer backlog, which will reduce the provisional amount allocated to goodwill.

Total consideration transferred for these acquisitions was $77.8 million, which was paid from available cash, proceeds from the exchange of the North Carolina facility and a draw from the Revolving Credit Facility (as defined in Note 8 - Debt). The total consideration has been provisionally allocated as follows: $9.3 million of net working capital, $35.3 million of property, plant and equipment, $32.2 million of goodwill and a $1.0 million working capital receivable.

The Consolidated Statements of Comprehensive Income (Loss) includes $17.8 million of revenue and $0.6 million of net loss attributable to the operations of these acquisitions for the three months ended March 31, 2023 and $22.0 million of revenue and $0.9 million of net loss attributable to the operations of these acquisitions for the six months ended March 31, 2023 from their respective acquisition dates. The Company recorded certain costs to effect the acquisitions as they were incurred, which are reflected in general and administrative expenses on the Company’s Consolidated Statements of Comprehensive Income (Loss) in the amount of $0.0 million for the three months ended March 31, 2023 and $0.2 million for the six months ended March 31, 2023.

The following presents pro forma revenues and net income as though the acquisitions had occurred on October 1, 2021 (unaudited, in thousands):

	For the Three Months Ended March 31,
	2023	2022
Pro forma revenues	$324,850	$261,160
Pro forma net loss	$(5,481)	$(10,053)

	For the Six Months Ended March 31,
	2023	2022
Pro forma revenues	$678,011	$561,864
Pro forma net loss	$(2,684)	$(4,001)
Pro forma financial information is presented as if the operations of the acquisitions had been included in the consolidated results of the Company since October 1, 2021, and gives effect to transactions that are directly attributable to the acquisitions, including adjustments to:
(a)include the pro forma results of operations of the acquisitions for the three and six months ended March 31, 2023 and 2022;

(b)include additional depreciation and depletion expense related to the fair value of acquired property, plant and equipment and reserves at aggregates facilities, as applicable, as if such assets were acquired on October 1, 2021 and consistently applied to the Company’s depreciation and depletion methodologies;

(c)include interest expense as if the funds borrowed to finance the purchase prices were borrowed on October 1, 2021 (interest expense calculations further assume that no principal payments were made during the period from October 1, 2021 through March 31, 2023, and that the interest rate in effect on the date the Company made the acquisitions was in effect for the period from October 1, 2021 through March 31, 2023); and

(d)exclude $0.2 million of acquisition-related expenses from the three and six months ended March 31, 2023, as though such expenses were incurred prior to the pro forma acquisition date of October 1, 2021.

Pro forma information is presented for informational purposes and may not be indicative of revenue or net loss that would have been recorded if these acquisitions had occurred on October 1, 2022.
Measurement Period Adjustments
During the six months ended March 31, 2023, the Company made measurement period adjustments to previous year acquisitions, which resulted in a corresponding net increase to goodwill of $4.0 million.

Note 5 - Contracts Receivable Including Retainage, Net
Contracts receivable including retainage, net consisted of the following at March 31, 2023 and September 30, 2022 (in thousands):

	March 31, 2023	September 30, 2022
	(unaudited)
Contracts receivable	$198,876	$221,566
Retainage	44,923	44,253
	243,799	265,819
Allowance for doubtful accounts	(538)	(612)
Contracts receivable including retainage, net	$243,261	$265,207

Retainage receivables have been billed, but are not due until contract completion and acceptance by the customer.

Note 6 - Contract Assets and Liabilities
Costs and estimated earnings compared to billings on uncompleted contracts at March 31, 2023 and September 30, 2022 consisted of the following (in thousands):

	March 31, 2023	September 30, 2022
	(unaudited)
Costs on uncompleted contracts	$1,436,139	$1,520,510
Estimated earnings to date on uncompleted contracts	132,997	146,459
	1,569,136	1,666,969
Billings to date on uncompleted contracts	(1,602,014)	(1,690,175)
Net billings in excess of costs and estimated earnings on uncompleted contracts	$(32,878)	$(23,206)

Significant changes to balances of costs and estimated earnings in excess of billings (contract asset) and billings in excess of costs and estimated earnings (contract liability) on uncompleted contracts from September 30, 2022 to March 31, 2023 are presented below (in thousands):

	Costs and Estimated Earnings in Excess of Billings on Uncompleted Contracts	Billings in Excess of Costs and Estimated Earnings on Uncompleted Contracts	Net Billings in Excess of Costs and Estimated Earnings on Uncompleted Contracts
September 30, 2022	$29,271	$(52,477)	$(23,206)
Changes in revenue billed, contract price or cost estimates	(145)	(9,527)	(9,672)
March 31, 2023 (unaudited)	$29,126	$(62,004)	$(32,878)

Note 7 - Property, Plant and Equipment
Property, plant and equipment at March 31, 2023 and September 30, 2022 consisted of the following (in thousands):

	March 31, 2023	September 30, 2022
	(unaudited)
Construction equipment	$444,027	$402,581
Plants	182,917	167,625
Mineral reserves	69,466	91,992
Land and improvements	70,038	59,454
Buildings	33,656	32,566
Furniture and fixtures	7,476	7,110
Leasehold improvements	1,257	1,230
Total property, plant and equipment, gross	808,837	762,558
Accumulated depreciation, depletion and amortization	(336,220)	(304,935)
Construction in progress	30,368	23,789
Total property, plant and equipment, net	$502,985	$481,412

Depreciation, depletion and amortization expense related to property, plant and equipment was $20.4 million and $17.0 million for the three months ended March 31, 2023 and 2022, respectively, and $39.7 million and $32.8 million for the six months ended March 31, 2023 and 2022, respectively.

Note 8 - Debt
The Company maintains credit facilities to finance acquisitions, to fund the purchase of real estate, construction equipment, plants and other fixed assets and for general working capital purposes. Debt at March 31, 2023 and September 30, 2022 consisted of the following (in thousands):

	March 31, 2023	September 30, 2022
	(unaudited)
Long-term debt:
Term Loan	$280,625	$271,875
Revolving Credit Facility	143,100	105,100
Total long-term debt	423,725	376,975
Deferred debt issuance costs	(1,258)	(1,409)
Current maturities of long-term debt	(13,500)	(12,500)
Long-term debt, net of current maturities	$408,967	$363,066

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

All outstanding advances under the Term Loan and Revolving Credit Facility are due and payable in full on June 30, 2027 (the “Maturity Date”). The Term Loan (commencing on September 30, 2022) and the Delayed Draw Term Loan (commencing on the earliest of (i) December 31, 2023, or (ii) the last day of the fiscal quarter in which the commitments under the Delayed Draw Term Loan are fully drawn or terminated, as applicable) will amortize in quarterly installments in an amount (subject, in each case, to adjustments for prior mandatory and voluntary prepayments of principal) equal to: (a) 1.25% of the original principal amount of the Term Loan (and, to the extent any Delayed Draw Term Loans are then outstanding, the original principal amount of such loans) and continuing on each of the following eleven quarter-end payment dates; (b) 1.875% of the original principal amount of the Term Loan (and, to the extent any Delayed Draw Term Loans are then outstanding, the original principal amount of such loans) on each of the next eight quarter-end payment dates; and (c) all remaining principal of the Term Loan and the Delayed Draw Term Loans are due and payable in full on the Maturity Date. The annual interest rates applicable to advances will be calculated, at the Company’s option, by using either a base rate, Daily Simple SOFR plus 0.10%, or Term SOFR plus 0.10%, and in each case, plus an applicable margin percentage that corresponds to the Company’s consolidated net leverage ratio. Subject to various requirements, the Company generally may (and, under certain circumstances, must) prepay all or a portion of the outstanding balance of the advances, together with accrued interest thereon, prior to their contractual maturity. The obligations of the Company and its subsidiaries under the Credit Agreement are secured by a first priority security interest in substantially all of the Company’s assets.
At March 31, 2023 and September 30, 2022, there was $280.6 million and $271.9 million, respectively, of principal outstanding under the Term Loan, $143.1 million and $105.1 million, respectively, of principal outstanding under the Revolving Credit Facility, and availability of $171.9 million and $208.6 million, respectively, under the Revolving Credit Facility, including a reduction for outstanding letters of credit. The Company also had $10.0 million and $25.0 million available under the Delayed Draw Term Loan at March 31, 2023 and September 30, 2022, respectively.
The Credit Agreement contains customary negative covenants for agreements of this type, including, but not limited to, restrictions on the Company’s ability to make acquisitions, make loans or advances, make capital expenditures and investments, pay dividends, create or incur indebtedness, create liens, wind up or dissolve, consolidate, merge or liquidate, or sell, transfer or dispose of assets. The Credit
Agreement also requires the Company to satisfy certain financial covenants, including a minimum fixed charge coverage ratio of 1.20-
to-1.00 and a maximum consolidated leverage ratio of 3.50-to-1.00, subject to certain adjustments. At March 31, 2023 and September 30, 2022, the Company’s fixed charge coverage ratio was 1.47-to-1.00 and 2.56-to-1.00, respectively, and the Company’s consolidated leverage ratio was 2.92-to-1.00 and 2.79-to-1.00, respectively. At both March 31, 2022 and September 30, 2022, the Company was in compliance with all covenants under the Credit Agreement.

From time to time, the Company has entered into interest rate swap agreements to hedge against the risk of changes in interest rates. At March 31, 2023 and September 30, 2022, the aggregate notional value of these interest rate swap agreements was $300.0 million, and the fair value was $18.9 million and $24.7 million, respectively, which is included within other assets on the Company’s Consolidated Balance Sheets.

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
Treasury Stock
During the six months ended March 31, 2023, the Company received a total of 5,267 shares of Class A common stock from employees for reimbursement of income taxes paid by the Company on behalf of these employees related to the vesting of restricted stock awards and 1,864 shares of Class A common stock through forfeitures of restricted stock awards by terminated employees.
Restricted Stock Awards
During the six months ended March 31, 2023, the Company awarded a total of 180,798 restricted shares of Class A common stock to certain directors, officers and employees of the Company under the Construction Partners, Inc. 2018 Equity Incentive Plan (the “Equity Incentive Plan”).
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

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2023	2022	2023	2022
Numerator
Net loss attributable to common stockholders	$(5,481)	$(9,418)	$(3,589)	$(3,907)
Denominator
Weighted average number of common shares outstanding, basic	51,827,365	51,793,443	51,826,143	51,744,052
Net loss per common share attributable to common stockholders, basic	$(0.11)	$(0.18)	$(0.07)	$(0.08)

The following table summarizes the calculation of the weighted-average number of diluted common shares outstanding and the calculation of diluted earnings per share for the periods presented (unaudited in thousands, except share and per share amounts):

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2023	2022	2023	2022
Numerator
Net loss attributable to common stockholders	$(5,481)	$(9,418)	$(3,589)	$(3,907)
Denominator
Weighted average number of basic common shares outstanding, basic	51,827,365	51,793,443	51,826,143	51,744,052
Effect of dilutive securities:
Restricted stock grants	—	—	—	—
Weighted average number of diluted common shares outstanding	51,827,365	51,793,443	51,826,143	51,744,052
Net loss per diluted common share attributable to common stockholders	$(0.11)	$(0.18)	$(0.07)	$(0.08)

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
The Company’s effective income tax rate for the three months ended March 31, 2023 and 2022 was 21.1% and 23.5%, respectively. The Company’s effective tax rate for the six months ended March 31, 2023 and 2022 was 21.1% and 21.8%, respectively. The changes in the Company’s effective rates are due to differences in state tax rates at its operating subsidiaries.

Note 12 - Related Parties
On December 31, 2017, the Company sold an indirect wholly owned subsidiary to an immediate family member of an executive officer of the Company (“Purchaser of Subsidiary”) in consideration for a note receivable in the amount of $1.0 million, which approximated the net book value of the disposed entity. At March 31, 2023, $0.1 million and $0.3 million was reflected on the Company’s Consolidated Balance Sheets within other current assets and other assets, respectively, representing the remaining balances on this note receivable. In connection with this transaction, the Company also received a note receivable from the disposed entity (“Disposed Entity”) on December 31, 2017 in the amount of $1.0 million representing certain accounts payable of the Disposed Entity that were paid by the Company. At March 31, 2023, $0.1 million and $0.2 million was reflected on the Company’s Consolidated Balance Sheets within other current assets and other assets, respectively, representing the remaining balances on this note receivable. The notes do not bear interest, and repayments are scheduled to be made in periodic installments during fiscal year 2023 through fiscal year 2026.

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
•The Company is party to a management services agreement with SunTx, under which the Company pays SunTx Capital Management Corp. (“SunTx”) $0.31 million per fiscal quarter and reimburses certain travel and other out-of-pocket expenses associated with services rendered under the management services agreement.
The following table presents revenues earned and expenses incurred by the Company during the three and six months ended March 31, 2023 and 2022, and accounts receivable and payable balances at March 31, 2023 and September 30, 2022, related to transactions with the related parties described above (in thousands):

	Revenue Earned (Expense Incurred)								Accounts Receivable (Payable)
	For the Three Months Ended March 31,				For the Six Months Ended March 31,				March 31,	September 30,
	2023		2022		2023		2022		2023	2022
	(unaudited)		(unaudited)		(unaudited)		(unaudited)		(unaudited)
Purchaser of Subsidiary	$—		$—		$—		$—		$414	$414
Disposed Entity	—		—		—		—		264	264
Land Development Project	—		—		—		—		622	712
Subcontracting Services	(1,173)	(1)	(853)	(1)	(2,992)	(1)	(3,092)	(1)	(120)	(695)
Island Pond	(80)	(2)	(80)	(2)	(160)	(2)	(160)	(2)	—	—
SunTx	(359)	(2)	(384)	(2)	(726)	(2)	(759)	(2)	—	—

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
Restricted Stock
During the three months ended March 31, 2023 and 2022, the Company recorded $2.2 million and $1.8 million, respectively, of compensation expense in connection with restricted stock awards. During the six months ended March 31, 2023 and 2022, the Company recorded $4.2 million and $3.2 million, respectively, of compensation expense in connection with restricted stock awards. At March 31, 2023, there was approximately $14.1 million of unrecognized compensation expense related to restricted stock awards.
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
During the three months ended March 31, 2023 and 2022, the Company recorded $0.5 million and $0.0 million, respectively, of compensation expense in connection with PSUs. During the six months ended March 31, 2023 and 2022, the Company recorded $1.0 million and $0.0 million, respectively, of compensation expense in connection with PSUs. At March 31, 2023, there was approximately $3.1 million of unrecognized compensation expense related to PSUs.

Note 14 - Leases
The Company leases certain facilities, office space, vehicles and equipment. As of March 31, 2023, operating leases under ASC Topic 842, Leases (“Topic 842”) were included in (i) operating lease right-of use assets, (ii) current portion of operating lease liabilities and (iii) operating lease liabilities, net of current portion on the Company’s Consolidated Balance Sheets in the amounts of $16.8 million, $2.2 million and $15.0 million, respectively. As of March 31, 2023, the Company did not have any lease contracts that had not yet commenced but had created significant rights and obligations.

The components of lease expense were as follows (unaudited, in thousands):

	For the Three Months Ended March 31,
	2023	2022
Operating lease cost	$788	$637
Short-term lease cost	4,733	4,114
Total lease expense	$5,521	$4,751

	For the Six Months Ended March 31,
	2023	2022
Operating lease cost	$1,514	$1,234
Short-term lease cost	10,768	8,207
Total lease expense	$12,282	$9,441

Short-term leases (those with terms of 12 months or less) are not capitalized but are expensed on a straight-line basis over the lease term. The majority of the Company’s short-term leases relate to equipment used on construction projects. These leases are entered into at periodic rental rates for an unspecified duration and typically have a termination for convenience provision.

As of March 31, 2023, the weighted-average remaining term of the Company’s leases was 10.8 years, and the weighted-average discount rate was 3.42%. As of March 31, 2023, the lease liability was equal to the present value of the remaining lease payments, discounted using the incremental borrowing rate on the Company’s secured debt using a single maturity discount rate, as such rate is not materially different from the discount rate applied to each of the leases in the portfolio.

The following table summarizes the Company’s undiscounted lease liabilities outstanding as of March 31, 2023 (unaudited, in thousands):

Fiscal Year	Amount
Remainder of 2023	$1,430
2024	2,560
2025	2,197
2026	2,143
2027	2,015
2028 and thereafter	10,611
Total future minimum lease payments	$20,956
Less: imputed interest	3,731
Total	$17,225

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

Changes in the fair value of a derivative that is qualified and designated as a cash flow hedge or net investment hedge are recorded in other comprehensive income (loss) in the Company’s Consolidated Statements of Comprehensive Income (Loss) until they are reclassified into earnings in the same period or periods during which the hedged transaction affects earnings.

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

The following table represents the approximate amount of realized and unrealized gains (losses) and changes in fair value recognized in earnings on interest and commodity derivative contracts for the three and six months ended March 31, 2023 and 2022 and the fair value of these derivatives as of March 31, 2023 and September 30, 2022 (in thousands):

	For the Three Months Ended March 31,
		2023			2022
	(unaudited)			(unaudited)
	Change in			Change in
Income Statement Classification	Realized Gain (Loss)	Unrealized Gain (Loss)	Total Gain (Loss)	Realized Gain (Loss)	Unrealized Gain (Loss)	Total Gain (Loss)
Cost of revenues	$456	$(1,279)	$(823)	$364	$1,055	$1,419
Interest expense, net	2,007	—	2,007	(431)	939	508
Total	$2,463	$(1,279)	$1,184	$(67)	$1,994	$1,927

	For the Six Months Ended March 31,
		2023			2022
	(unaudited)			(unaudited)
	Change in			Change in
Income Statement Classification	Realized Gain (Loss)	Unrealized Gain (Loss)	Total Gain (Loss)	Realized Gain (Loss)	Unrealized Gain (Loss)	Total Gain (Loss)
Cost of revenues	$1,057	$(2,286)	$(1,229)	$857	$778	$1,635
Interest expense, net	3,342	—	3,342	(909)	1,352	443
Total	$4,399	$(2,286)	$2,113	$(52)	$2,130	$2,078

	March 31, 2023	September 30, 2022
Balance Sheet Classification	(unaudited)
Prepaid expenses and other current assets - commodity swaps	$—	$1,032
Other assets - commodity swaps	—	155
Other assets - interest rate swaps (1)	18,882	24,719
Accrued expense and other current liabilities - commodity swaps	(1,760)	(601)
Other long-term liabilities - commodity swaps	—	(60)
Net unrealized gain position	$17,122	$25,245

(1) Includes designated cash flow hedge of $18,882 and $24,719 as of March 31, 2023 and September 30, 2022, respectively.

Note 16 - Fair Value Measurements

The following table presents the Company’s liabilities measured at fair value on a recurring basis as of March 31, 2023 and September 30, 2022 under ASC 820, Fair Value Measurements (in thousands):

	March 31, 2023	September 30, 2022
	(unaudited)
	Level 2	Level 2
Assets:
Commodity swap contracts	$—	$1,187
Interest rate swaps	18,882	24,719
Corporate debt securities	3,716	2,537
U.S. government securities	5,626	2,481
Municipal government securities	1,072	1,055
Agency backed securities	889	793
Total assets	30,185	32,772

Liabilities:
Commodity swap contracts	$1,760	$661
Total liabilities	$1,760	$661

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

Note 17 - Commitments
Letters of Credit
Under the Revolving Credit Facility, the Company has a total capacity of $325.0 million that may be used for a combination of cash borrowings and letter of credit issuances. At March 31, 2023, the Company had aggregate letters of credit outstanding in the amount of $10.0 million, primarily related to certain insurance policies as described in Note 2 - Significant Accounting Policies.
Purchase Commitments
As of March 31, 2023, the Company had unconditional purchase commitments for diesel fuel and natural gas in the normal course of business in the aggregate amount of $4.7 million. Management does not expect any significant changes in the market value of these goods during the commitment period that would have a material adverse effect on the financial condition, results of operations and cash flows of the Company. As of March 31, 2023, the Company’s purchase commitments annually thereafter were as follows (unaudited, in thousands):

Fiscal Year	Amount
Remainder of 2023	$2,509
2024	1,893
2025	256
Total	$4,658

Minimum Royalties

The Company has lease agreements associated with aggregates facilities under which the Company makes royalty payments. These agreements are outside the scope of Topic 842. The payments are generally based on tons sold in a particular period; however, certain agreements have minimum annual payments. The Company had commitments in the form of minimum royalties as of March 31, 2023 in the amount of $2.5 million, due as follows (unaudited, in thousands):

Fiscal Year	Amount
Remainder of 2023	$65
2024	246
2025	207
2026	182
2027	170
Thereafter	1,615
Total	$2,485

Royalty expense recorded in cost of revenue was $0.4 million and $0.5 million for the three months ended March 31, 2023 and 2022, respectively, and $0.8 million for each of the six months ended March 31, 2023 and 2022.

Note 18 - Restricted Investments
The following is a summary of the Company’s debt securities as of March 31, 2023 and September 30, 2022 (in thousands):

	March 31, 2023
	(unaudited)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate debt securities	$3,904	$—	$188	$3,716
U.S. government securities	5,724	—	98	5,626
Municipal government securities	1,148	—	76	1,072
Agency backed securities	944	—	55	889
Total	$11,720	$—	$417	$11,303

	September 30, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate debt securities	$2,797	$—	$260	$2,537
U.S. government securities	2,622	—	141	2,481
Municipal government securities	1,151	—	96	1,055
Agency backed securities	862	—	69	793
Total	$7,432	$—	$566	$6,866

The amortized cost and fair value of debt securities classified as available for sale by contractual maturity, as of March 31, 2023, were as follows (unaudited, in thousands):

	Amortized Cost	Fair Value
Due within one year	$3,082	$3,070
Due after one year through three years	2,820	2,721
Due after three years	5,818	5,512
Total	$11,720	$11,303

Note 19 - Other Comprehensive Income (Loss)

Comprehensive income (loss) comprises two subsets: net income and OCI. The components of OCI are presented in the accompanying Consolidated Statements of Comprehensive Income (Loss) and Consolidated Statements of Stockholders’ Equity, net of applicable taxes. The Company’s interest rate swap contract hedge included in other comprehensive income (loss) was entered into on July 1, 2022 with an original notional value of $300.0 million. The maturity date of this swap is June 30, 2027. The Company received a credit of $12.6 million under the “blend and extend” arrangement utilizing the fair values of the existing interest rate swap agreements at June 30, 2022.
Amounts in accumulated other comprehensive income (“AOCI”), net of tax, at March 31, 2023 and September 30, 2022, were as follows (in thousands):

AOCI	March 31, 2023 (unaudited)	September 30, 2022

Interest rate swap contract, net of blend and extend arrangement	$17,715	$23,761
Unrealized loss on available-for-sale securities	(417)	(566)
Less net tax effect of other comprehensive income items	(4,313)	(5,575)
Total	$12,985	$17,620

Changes in AOCI, net of tax, are as follows (in thousands):

AOCI
Balance at September 30, 2022	$17,620
Net OCI changes	(4,635)
Balance at March 31, 2023 (unaudited)	$12,985

AOCI
Balance at September 30, 2021	$(23)
Net OCI changes	6,903
Balance at March 31, 2022 (unaudited)	$6,880

Amounts reclassified from AOCI to earnings are as follows (unaudited, in thousands):

	For the Three Months Ended March 31,
	2023	2022
Interest (benefit) expense	$(2,007)	$304
Realized loss on restricted investments	(4)	—
Expense (benefit) from income taxes	517	(78)
Total reclassifications from AOCI to earnings	$(1,494)	$226

	For the Six Months Ended March 31,
	2023	2022
Interest (benefit) expense	$(3,342)	$636
Realized loss on restricted investments	(4)	—
Expense (benefit) from income taxes	861	(164)
Total reclassifications from AOCI to earnings	$(2,485)	$472

Note 20 - Subsequent Events

South Carolina Acquisition

On April 3, 2023, a subsidiary of the Company acquired substantially all of the assets of Pickens Construction, Inc., an asphalt paving company headquartered in Anderson, South Carolina, for $4.8 million. The transaction added an HMA plant and expanded the Company’s service market in the greater Greenville, South Carolina metro area.

Alabama Acquisition

On May 1, 2023, a subsidiary of the Company acquired certain assets comprising the Huntsville, Alabama operations of Southern Site Contractors, a Tennessee-based excavation, grading and utilities contractor, for $1.1 million. The transaction added skilled employees and construction equipment to drive growth in northeast Alabama.

Restricted Stock Award

On May 4, 2023, the Company awarded a total of 29,614 restricted shares of Class A common stock to certain members of Company management under the Equity Incentive Plan. The grants are classified as equity awards.
Award of PSUs
On May 4, 2023, the Company awarded PSUs that, if the target metrics for such PSUs are met, would result in the issuance of 8,052 shares of Class A common stock to certain members of Company management. The grants are classified as equity awards.
Amendment to Management Services Agreement
On May 4, 2023, the Company and entered into an amendment (the “Amendment”) to the Management Services Agreement between the Company and SunTx that extends the end of the term thereof from October 1, 2023 to October 1, 2028. For more information about the Amendment, see the discussion under Part II, Item 5 included elsewhere in this report.
Chief Financial Officer Employment Agreement
On May 4, 2023, the Company entered into an employment agreement with Gregory A. Hoffman, the Company’s Senior Vice President and Chief Financial Officer. For more information about the Employment Agreement, see the discussion under Part II, Item 5 included elsewhere in this report.

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
Contract Backlog
At March 31, 2023, our contract backlog was $1.52 billion. Contract backlog is a financial measure that generally reflects the dollar value of work that the Company expects to perform in the future. We generally include a construction project in our contract backlog at the time it is awarded and to the extent we believe funding is probable. Our backlog generally consists of uncompleted work on contracts in progress and contracts for which we have executed a contract but have not commenced the work. For uncompleted work on contracts in progress, we include (i) executed change orders, (ii) pending change orders for which we expect to receive confirmation in the ordinary course of business and (iii) claims that we have made against our customers for which we have determined we have a legal basis under existing contractual arrangements and as to which we consider collection to be probable. Backlog of uncompleted work on contracts under which work was either in progress or had not yet begun was $1.25 billion at March 31, 2023. Our contract backlog also includes low bid/no contract jobs, which consist of (i) public bid jobs for which we were the low bidder and no contract has been executed and (ii) private work jobs for which we have been notified that we are the low bidder or have been given a notice to proceed, but no contract has been executed. Low bid/no contract backlog was $0.27 billion at March 31, 2023.
Recent Developments
Inflation and Supply Chain Constraints
During the three and six months ended March 31, 2023, we continued to experience an upward trend in several inflation-sensitive inputs that we use to provide our products and services, including upward pressure on wages and increases in the cost of certain raw materials used to produce HMA and other items that are critical to our business. In addition, we continued to experience some disruptions from various participants in our supply chain, including subcontractors, materials suppliers and equipment manufacturers, who provide the raw materials, equipment, vehicles, construction supplies and other services we require in order to manufacture HMA and perform our construction projects. Although these issues have improved, intermittent stresses continued, particularly in regard to our older backlog. To date, we have been able to mitigate some of the effects of inflation, supply chain disruptions and labor constraints on our business by increasing prices for our products and including the anticipated cost increases in the construction projects on which we bid. However, we are limited in our ability to pass through increased costs for projects already in our backlog and, under those circumstances, may be unable to recoup losses or diminished profit margins by passing these costs through to our customers.

Tennessee and North Carolina Acquisitions
On November 18, 2022, we acquired three HMA manufacturing plants and certain related assets located in the Nashville, Tennessee metro area for $9.5 million. In connection with this transaction, we disposed of a quarry in North Carolina, resulting in total cash proceeds of $37.0 million and a gain on the facility exchange of $5.4 million. On December 1, 2022, we acquired all of the capital stock of Ferebee Corporation, an HMA manufacturing and paving company headquartered in Charlotte, North Carolina for $68.3 million. The transaction established our second platform company in North Carolina and added three HMA plants in the greater Charlotte/Rock Hill metro area. For further discussion regarding these transactions, see Note 4 - Business Acquisitions to the unaudited consolidated financial statements included elsewhere in this report.
Chief Financial Officer Appointment
Effective following the close of business on March 31, 2023, Gregory A. Hoffman was appointed as our Chief Financial Officer. Prior to his appointment, Mr. Hoffman served as our Senior Vice President of Finance from April 2021 until March 2023 and as Chief Financial Officer of Wiregrass Construction Company, our Alabama subsidiary, from 2009 to 2021. Before joining our Company, Mr. Hoffman served in various roles of increasing responsibility at Corporate Express, Inc., a Staples company, including as Division Controller and Vice President, Operations, and also as Division Controller for APAC-Georgia, Inc., a heavy civil infrastructure company. Prior to APAC, he was a Manager at Ernst & Young LLP, where he directed audit engagement teams serving a variety of industries, including construction. Hoffman holds a Bachelor of Science in Accounting from the University of Alabama.
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

The following table presents a reconciliation of net income (loss), the most directly comparable measure calculated in accordance with GAAP, to Adjusted EBITDA and the calculation of Adjusted EBITDA Margin for the periods presented (unaudited, in thousands, except percentages):

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2023	2022	2023	2022
Net loss	$(5,481)	$(9,418)	$(3,589)	$(3,907)
Interest expense, net	4,802	859	8,762	2,123
Provision for income taxes	(1,474)	(2,887)	(964)	(1,087)
Depreciation, depletion, accretion and amortization	19,858	17,144	38,233	33,047
Equity-based compensation expense	2,692	1,742	5,172	3,246
Management fees and expenses (1)	359	384	726	759
Adjusted EBITDA	$20,756	$7,824	$48,340	$34,181
Revenues	$324,850	$243,385	$666,629	$528,349
Adjusted EBITDA Margin	6.4%	3.2%	7.3%	6.5%
(1)Reflects fees and reimbursement of certain out-of-pocket expenses under a management services agreement with SunTx (see Note 12 - Related Parties to the unaudited consolidated financial statements included elsewhere in this report).
Results of Operations
Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022
The following table sets forth selected financial data for the three months ended March 31, 2023 and 2022 (unaudited in thousands, except percentages):

					Change From the Three Months Ended
	For the Three Months Ended March 31,				March 31, 2022
					to the Three Months Ended
	2023		2022		March 31, 2023
	Dollars	% of Revenues	Dollars	% of Revenues	$ Change	% Change
Revenues	$324,850	100.0%	$243,385	100.0%	$81,465	33.5%
Cost of revenues	298,570	91.9%	230,888	94.9%	67,682	29.3%
Gross profit	26,280	8.1%	12,497	5.1%	13,783	110.3%
General and administrative expenses	(31,989)	(9.9)%	(25,000)	(10.3)%	(6,989)	28.0%
Gain on sale of property, plant and equipment	3,158	1.0%	1,014	0.4%	2,144	211.4%
Gain on facility exchange	—	—%	—	—%	—	—%
Operating loss	(2,551)	(0.8)%	(11,489)	(4.7)%	8,938	(77.8)%
Interest expense, net	(4,802)	(1.5)%	(859)	(0.4)%	(3,943)	459.0%
Other income	398	0.1%	43	—%	355	825.6%
Loss before provision for income taxes	(6,955)	(2.2)%	(12,305)	(5.1)%	5,350	(43.5)%
Provision for income taxes	(1,474)	(0.5)%	(2,887)	(1.2)%	1,413	(48.9)%
Net loss	$(5,481)	(1.7)%	$(9,418)	(3.9)%	$3,937	(41.8)%
Adjusted EBITDA	$20,756	6.4%	$7,824	3.2%	$12,932	165.3%

Revenues. Revenues for the three months ended March 31, 2023 increased $81.5 million, or 33.5%, to $324.9 million from $243.4 million for the three months ended March 31, 2022. The increase included $40.0 million of revenues attributable to acquisitions completed subsequent to March 31, 2022 and $41.5 million of revenues in our existing markets from contract work and sales of HMA and aggregates to third parties. The 17.1% increase in revenues in our existing markets compared to the prior year period was due to strong demand in both public and private work.
Gross Profit. Gross profit for the three months ended March 31, 2023 increased $13.8 million, or 110.3%, to $26.3 million from $12.5 million for the three months ended March 31, 2022. The increase in gross profit was primarily the result of a 33.5% increase in revenues for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. The higher gross profit margin was due to (i) efficient utilization of our plants and equipment fleet, (ii) lower energy costs for diesel fuel, liquid asphalt and other petroleum-based resources and (iii) completion of new backlog with more favorable margins.
General and Administrative Expenses. General and administrative expenses for the three months ended March 31, 2023 increased $7.0 million, or 28.0%, to $32.0 million from $25.0 million for the three months ended March 31, 2022. The increase was primarily the result of (i) a $1.0 million increase in equity-based compensation expense, (ii) a $1.7 million increase attributable to general and administrative expenses associated with the businesses acquired subsequent to March 31, 2022, and (iii) a $5.2 million increase in management personnel payroll and benefits.
Gain on Sale of Property, Plant and Equipment. Gain on sale of property, plant and equipment for the three months ended March 31, 2023 increased $2.1 million, or 211.4%, to $3.2 million from $1.0 million for the three months ended March 31, 2022. The increase was primarily the result of $1.3 million gain on the sale of an excess office building in North Carolina that was no longer needed in our operations and additional sales of equipment and components during the three months ended March 31, 2023.
Interest Expense, Net. Interest expense, net for the three months ended March 31, 2023 increased $3.9 million, or 459.0%, to $4.8 million compared to $0.9 million for the three months ended March 31, 2022. The increase in interest expense was due to a $118.5 million increase in the average principal debt balance outstanding and higher interest rates during the three months ended March 31, 2023 compared to the corresponding period in 2022.
Provision for Income Taxes. Our effective tax rate decreased to 21.1% for the three months ended March 31, 2023, from 23.5% for the three months ended March 31, 2022. Our lower effective tax rate during the three months ended March 31, 2023 was due to differences in state tax rates at our operating subsidiaries.

Net Loss. Net loss decreased $3.9 million to a net loss of $5.5 million for the three months ended March 31, 2023, compared to net loss of $9.4 million for the three months ended March 31, 2022. The decrease in net loss was primarily a result of higher gross profit and gain on sale of property, plant and equipment, partially offset by an increase in general and administrative expenses and interest expense, net, all as described above.

Adjusted EBITDA and Adjusted EBITDA Margin. Adjusted EBITDA and Adjusted EBITDA Margin were $20.8 million and 6.4%, respectively, for the three months ended March 31, 2023, compared to $7.8 million and 3.2%, respectively, for the three months ended March 31, 2022. The increase in Adjusted EBITDA and Adjusted EBITDA Margin primarily resulted from an increase in gross profit and depreciation, depletion, accretion and amortization, partially offset by higher general and administrative expenses and interest expense, net, all as described above. See the description of Adjusted EBITDA and Adjusted EBITDA Margin, as well as a reconciliation of Adjusted EBITDA to net loss and the calculation of Adjusted EBITDA Margin, under the heading “How We Assess Performance of Our Business” above.

Six Months Ended March 31, 2023 Compared to Six Months Ended March 31, 2022
The following table sets forth selected financial data for the six months ended March 31, 2023 and 2022 (unaudited in thousands, except percentages):

					Change From the Six Months Ended
	For the Six Months Ended March 31,				March 31, 2022
					to the Six Months Ended
	2023		2022		March 31, 2023
	Dollars	% of Revenues	Dollars	% of Revenues	$ Change	% Change
Revenues	$666,629	100.0%	$528,349	100.0%	$138,280	26.2%
Cost of revenues	609,853	91.5%	482,888	91.4%	126,965	26.3%
Gross profit	56,776	8.5%	45,461	8.6%	11,315	24.9%
General and administrative expenses	(61,714)	(9.2)%	(49,946)	(9.5)%	(11,768)	23.6%
Gain on sale of property, plant and equipment	3,326	0.5%	1,455	0.3%	1,871	128.6%
Gain on facility exchange	5,389	0.8%	—	—%	5,389	—%
Operating income (loss)	3,777	0.6%	(3,030)	(0.6)%	6,807	(224.7)%
Interest expense, net	(8,762)	(1.3)%	(2,123)	(0.4)%	(6,639)	312.7%
Other income	432	—%	159	0.1%	273	171.7%
Loss before provision for income taxes	(4,553)	(0.7)%	(4,994)	(0.9)%	441	(8.8)%
Provision for income taxes	(964)	(0.1)%	(1,087)	(0.2)%	123	(11.3)%
Net loss	$(3,589)	(0.6)%	$(3,907)	(0.7)%	$318	(8.1)%
Adjusted EBITDA	$48,340	7.3%	$34,181	6.5%	$14,159	41.4%

Revenues. Revenues for the six months ended March 31, 2023 increased $138.3 million, or 26.2%, to $666.6 million from $528.3 million for the six months ended March 31, 2022. The increase included $72.2 million of revenues attributable to acquisitions completed subsequent to March 31, 2022 and $66.1 million of revenues in our existing markets from contract work and sales of HMA and aggregates to third parties. The 12.5% increase in revenues in our existing markets compared to the prior year period was due to strong demand in both public and private work.
Gross Profit. Gross profit for the six months ended March 31, 2023 increased $11.3 million, or 24.9%, to $56.8 million from $45.5 million for the six months ended March 31, 2022. The increase in gross profit was primarily the result of a 26.2% increase in revenues for the six months ended March 31, 2023 compared to the six months ended March 31, 2022. The lower gross profit margin was due to headwinds from inflation and supply chain constraints on our older backlog primarily completed in the three months ended December 31, 2022, partially offset by more favorable conditions for the three months ended March 31, 2023, as noted above.
General and Administrative Expenses. General and administrative expenses for the six months ended March 31, 2023 increased $11.8 million, or 23.6%, to $61.7 million from $49.9 million for the six months ended March 31, 2022. The increase was primarily the result of (i) a $2.0 million increase in equity-based compensation expense, (ii) a $2.7 million increase attributable to general and administrative expenses associated with the businesses acquired subsequent to March 31, 2022, and (iii) a $7.7 million increase in management personnel payroll and benefits.
Gain on Sale of Property, Plant and Equipment. Gain on sale of property, plant and equipment for the six months ended March 31, 2023 increased $1.9 million, or 128.6%, to $3.3 million from $1.5 million for the six months ended March 31, 2022. The increase was primarily the result of $1.3 million gain on the sale of an excess office building in North Carolina that was no longer needed in our operations and additional sales of equipment and components during the three months ended March 31, 2023.
Gain on Facility Exchange. Gain on facility exchange for the six months ended March 31, 2023 was $5.4 million compared to $0.0 million for the six months ended March 31, 2022. The gain was the result of the disposition of a quarry in North Carolina. In connection with this transaction, the Company acquired three HMA manufacturing plants and certain related assets located in the Nashville, Tennessee metro area.

Interest Expense, Net. Interest expense, net for the six months ended March 31, 2023 increased $6.6 million, or 312.7%, to $8.8 million compared to $2.1 million for the six months ended March 31, 2022. The increase in interest expense was due to a $127.4 million increase in the average principal debt balance outstanding and higher interest rates during the six months ended March 31, 2023 compared to the corresponding period in 2022.
Provision for Income Taxes. Our effective tax rate decreased to 21.1% for the six months ended March 31, 2023, from 21.8% for the six months ended March 31, 2022. Our lower effective tax rate during the six months ended March 31, 2023 was due to differences in state tax rates at our operating subsidiaries.

Net Loss. Net loss decreased $0.3 million to a net loss of $3.6 million for the six months ended March 31, 2023, compared to net loss of $3.9 million for the six months ended March 31, 2022. The decrease in net loss was primarily a result of higher gross profit, gain on sale of property, plant and equipment and gain on facility exchange, partially offset by an increase in general and administrative expenses and interest expense, net, all as described above.
Adjusted EBITDA and Adjusted EBITDA Margin. Adjusted EBITDA and Adjusted EBITDA Margin were $48.3 million and 7.3%, respectively, for the six months ended March 31, 2023, compared to $34.2 million and 6.5%, respectively, for the six months ended March 31, 2022. The increase in Adjusted EBITDA and Adjusted EBITDA Margin primarily resulted from an increase in gross profit, gain on facility exchange and depreciation, depletion, accretion and amortization, partially offset by higher general and administrative expenses and interest expense, net, all as described above. See the description of Adjusted EBITDA and Adjusted EBITDA Margin, as well as a reconciliation of Adjusted EBITDA to net loss and the calculation of Adjusted EBITDA Margin, under the heading “How We Assess Performance of Our Business” above.
Liquidity and Capital Resources
Cash Flows Analysis
The following table sets forth our cash flows for the periods indicated (unaudited, in thousands):

	For the Six Months Ended March 31,
	2023	2022
Net cash provided by operating activities, net of acquisition	$45,696	$3,294
Net cash used in investing activities	(97,235)	(140,177)
Net cash provided by financing activities	46,611	110,961
Net change in cash and cash equivalents	$(4,928)	$(25,922)

Operating Activities
During the six months ended March 31, 2023, cash provided by operating activities, net of acquisitions, was $45.7 million, primarily as a result of:
•net loss of $3.6 million, including $38.2 million of depreciation, depletion, accretion and amortization of long-lived assets, unrealized losses on derivative instruments of $2.3 million, gain on sale of facility exchange of $5.4 million and equity-based compensation expense of $5.2 million;
•a decrease in contracts receivable including retainage, net of $34.1 million due to normal fluctuations resulting from the timing of processing transactions in our accounts receivable cycle;

•an increase in prepaid expenses and other current assets of $3.2 million primarily due to overpayment of federal and state income taxes and the timing of payments under our insurance policies;

•an increase in inventories of $10.2 million due to increased inventories from acquisitions, growth in existing markets, higher inventory costs and normal fluctuations in our inventory cycle;

•a decrease in accounts payable and accrued expenses and other current liabilities of $19.1 million due to the timing of processing transactions in our accounts payable cycle; and

•a net increase of $8.2 million in the difference between costs and estimated earnings in excess of billings on uncompleted contracts and billings in excess of costs and estimated earnings on uncompleted contracts due to the timing of performing and closing projects.

During the six months ended March 31, 2022, cash provided by operating activities, net of acquisitions, was $3.3 million, primarily as a result of:
•net loss of $3.9 million, including $33.0 million of depreciation, depletion, accretion and amortization of long-lived assets, unrealized gains on derivative instruments of $2.1 million and equity-based compensation expense of $3.2 million;
•an increase in contracts receivable including retainage, net of $3.8 million as a result of higher overall revenues due to acquisitions and growth in existing markets;

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

Investing Activities
During the six months ended March 31, 2023, cash used in investing activities was $97.2 million, of which $77.8 million related to acquisitions completed in the period, $60.4 million was invested in property, plant and equipment and $5.1 million was invested in restricted investments by the Captive, partially offset by $8.3 million of proceeds from the sale of property, plant and equipment and $37.0 million of proceeds from the facility exchange.
During the six months ended March 31, 2022, cash used in investing activities was $140.2 million, of which $102.9 million related to acquisitions completed in the period, $34.7 million was invested in property, plant and equipment and $6.4 million was invested in restricted investments by the Captive, partially offset by $3.8 million of proceeds from the sale of property, plant and equipment.
Financing Activities
During the six months ended March 31, 2023, cash provided by financing activities was $46.6 million. We received $53.0 million of proceeds from our Credit Facility, which were primarily used for acquisitions completed in the period. This cash flow was partially offset by $6.3 million of principal payments on long-term debt.
During the six months ended March 31, 2022, cash provided by financing activities was $111.0 million. We received $116.0 million of proceeds from our Revolving Credit Facility, which were primarily used for acquisitions completed in the period. This cash flow was partially offset by $5.0 million of principal payments on long-term debt.
Credit Agreement
We and each of our subsidiaries are parties to the Credit Agreement, which provides for the Term Loan and the Revolving Credit Facility. At March 31, 2023 and September 30, 2022, there was $280.6 million and $271.9 million, respectively, of principal outstanding under the Term Loan, $143.1 million and $105.1 million, respectively, of principal outstanding under the Revolving Credit Facility, and availability of $171.9 million and $208.6 million, respectively, under the Revolving Credit Facility, including a reduction for outstanding letters of credit. The Company also had $10.0 million available under the Delayed Draw Term Loan at March 31, 2023 and September 30, 2022.
The Credit Agreement requires the Company to satisfy certain financial covenants, including a minimum fixed charge coverage ratio of 1.20-to-1.00 and a maximum consolidated leverage ratio of 3.50-to-1.00, subject to certain adjustments. At March 31, 2023 and September 30, 2022, our fixed charge coverage ratio was 1.47-to-1.00 and 2.56-to-1.00, respectively, and our consolidated leverage ratio was 2.92-to-1.00 and 2.79-to-1.00, respectively.

From time to time, the Company has entered into interest rate swap agreements to hedge against the risk of changes in interest rates. At March 31, 2023 and September 30, 2022, the aggregate notional value of the interest rate swap agreement was $300.0 million, and the fair value was $18.9 million and $24.7 million, respectively, which amounts are included within other assets on the Company’s Consolidated Balance Sheets.

For more information about the Credit Agreement, see Note 8 - Debt to the unaudited consolidated financial statements included elsewhere in this report.
Capital Requirements and Sources of Liquidity

During the six months ended March 31, 2023 and 2022, our capital expenditures were approximately $60.4 million and $34.7 million, respectively. Our capital expenditures are typically made during the fiscal year in which they are approved. At March 31, 2023, our commitments for capital expenditures were not material to our financial condition or results of operations on a consolidated basis. For fiscal 2023, we expect total capital expenditures to be $85.0 million to $90.0 million. Our capital expenditure budget is an estimate and is subject to change.
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
Contractual Obligations

The following table summarizes our significant obligations outstanding as of March 31, 2023 (unaudited, in thousands):

		Payments Due by Fiscal Year
	Total	2023	2024	2025	2026	2027	2028 and Thereafter
Debt obligations	$423,725	$6,250	$14,500	$18,125	$21,750	$363,100	$—
Operating leases	20,956	1,430	2,560	2,197	2,143	2,015	10,611
Purchase commitments	4,658	2,509	1,893	256	—	—	—
Royalty payments	2,485	65	246	207	182	170	1,615
Asset retirement obligations	2,387	—	—	—	—	—	2,387
Total	$454,211	$10,254	$19,199	$20,785	$24,075	$365,285	$14,613

Off-Balance Sheet Arrangements
As of March 31, 2023, we had aggregate letters of credit outstanding in the amount of $10.0 million, future purchase commitments of diesel fuel and natural gas of $4.4 million and $0.3 million, respectively, and $2.5 million of minimum royalty payments related to aggregates facilities. Other than the letters of credit, future purchase commitments and minimum royalty payments, we do not currently have any off-balance sheet arrangements that have, or are reasonably likely to have, a material current or future effect on our financial condition, changes in our financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources. See Note 17 - Commitments to our unaudited consolidated financial statements included elsewhere in this report for additional information.

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
The table below provides information about the Company’s swap contracts that are sensitive to changes in commodity prices, specifically fuel and natural gas, as of March 31, 2023 (unaudited).

	Carrying Amount	Fair Value
Fuel swap contracts (1)
Contract volumes (1,000 gallons)	1,638
Weighted average price (per gallon)	2.81
Contract amount (in thousands)	$(1,130)	$(1,130)

Natural gas swap contracts (1)
Contract volumes (1,000 MMBTU)	580
Weighted average price (per MMBTU)	4.44
Contract amount (in thousands)	$(630)	$(630)

(1) See also Note 15 - Investment in Derivative Instruments and Note 16 - Fair Value Measurements to the unaudited consolidated financial statements included elsewhere in this report.
Interest Rate Risk
We are exposed to interest rate risk on certain of our short- and long-term debt obligations used to finance our operations and acquisitions. We have SOFR-based floating rate borrowings under the Credit Agreement, which expose us to variability in interest payments due to changes in the reference interest rates. From time to time, we use derivative instruments as hedges against the impact of interest rate changes on future earnings and cash flows. We do not enter into such derivative instruments for speculative or trading purposes. At March 31, 2023, we had a total of $423.7 million of variable rate borrowings outstanding. Holding other factors constant and absent the interest rate swap agreements described above, a hypothetical 1% change in our borrowing rates would result in a $4.2 million change in our annual interest expense based on our variable rate debt at March 31, 2023.
The following table presents the future principal payment obligations, interest payments, and fair values associated with the Company’s debt instruments assuming the Company’s actual level of variable rate debt as of March 31, 2023 (unaudited, in thousands).

							Fair
	2023	2024	2025	2026	Thereafter	Total	Value
Debt obligations
Term Loan Principal Payments	$6,250	$14,500	$18,125	$21,750	$220,000	$280,625	$280,625
Revolving Credit Facility Principal Payments	—	—	—	—	143,100	143,100	143,100
Interest Payments (1)	13,762	26,865	25,890	24,560	17,490

(1) Represents projected interest payments using the Company’s March 2023 SOFR-based floating rate of 6.52% per annum.
The notional amount of the Company’s outstanding interest rate swap contract at March 31, 2023 was $300.0 million. The maturity date of this swap is June 30, 2027, and the fair value of the outstanding swap contract was $18.9 million as of March 31, 2023. See also

Note 15 - Investment in Derivative Instruments and Note 16 - Fair Value Measurements to the unaudited consolidated financial statements included elsewhere in this report.
Inflation Risk
We are subject to the effects of inflation through wage pressures, increases in the cost of raw materials used to produce HMA, and increases in other items, such as fuel, concrete and steel. During the quarter ended March 31, 2023, we continued to experience increased costs in several of these inflation-sensitive items. We seek to recover increasing costs by obtaining higher prices for our products or by including the anticipated price increases in our bids. Due to the relatively short-term duration of our construction contracts, we are generally able to reduce our exposure to price increases on new contracts, but we are limited in our ability to pass through increased costs for projects already in our backlog. Going forward, continued cost inflation in these areas may require further price adjustments to maintain profit margin, and any price increases may have a negative effect on demand.

Item 4. Controls and Procedures.
Evaluation of Disclosure Control and Procedures
Our management carried out, as of March 31, 2023, with the participation of our Chief Executive Officer and our Chief Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2023, our disclosure controls and procedures were effective to provide reasonable assurance that material information required to be disclosed by us in reports we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Inflation and supply chain disruptions have the potential to adversely affect our business, financial condition and results of operations, particularly if we are unable to pass through increased costs to our customers. During the three and six months ended March 31, 2023, we continued to experience an upward trend in several inflation-sensitive inputs that we use to provide our products and services, including upward pressure on wages and increases in the cost of raw materials used to produce HMA and other items critical to our business, including fuel, concrete and steel. In addition, we continued to experience disruptions from various participants in our supply chains, including subcontractors, materials suppliers and equipment manufacturers, who provide the raw materials, equipment, vehicles, construction supplies and other services we require in order to manufacture HMA and perform our construction projects. While we have been able to mitigate some of the effects of inflation, supply chain disruptions and labor constraints on our business by increasing prices for our products and including the anticipated cost increases in the construction projects for which we bid, we may not be able to do so in the future. In addition, we are limited in our ability to pass through increased costs for projects already in our backlog, and if we are unable to do so, we may not recoup our losses or diminished profit margins. If inflation and supply chain disruptions continue to rise, we may be required to implement further price adjustments to maintain our profit margin, and any price increases may have a negative effect on demand.
Unfavorable developments affecting the banking and financial services industry could adversely affect our business, liquidity and financial condition, and overall results of operations.
Actual events, concerns or speculation about disruption or instability in the banking and financial services industry, such as liquidity constraints, the failure of individual institutions, or the inability of individual institutions or the banking and financial service industry generally to meet their contractual obligations, could significantly impair our access to capital, delay access to deposits or other financial assets, or cause actual loss of funds subject to cash management arrangements. Similarly, these events, concerns or speculation could result in less favorable commercial financing terms, including higher interest rates or costs and tighter financial and operating covenants, or systemic limitations on access to credit and liquidity sources, thereby making it more difficult for us to acquire financing on acceptable terms or at all. Additionally, our customers, critical vendors and business partners also could be adversely affected by these risks as described above, which in turn could result in their committing a breach or default under their contractual agreements with us, their insolvency or bankruptcy, or other adverse effects. Any decline in available funding or access to our cash and liquidity resources, or non-compliance of banking and financial services counterparties with their contractual commitments to us could, among other risks, have material adverse impacts on our ability to meet our operating expenses and other financial needs, could result in breaches of our financial and/or contractual obligations, and could have material adverse impacts on our business, financial condition and results of operations.

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

Item 5. Other Information.
Amendment to Management Services Agreement
As previously disclosed, on October 1, 2006, the Company and SunTx Capital Management entered into a management services agreement (as the same has been amended from time to time, the “Management Services Agreement”). Pursuant to the Management Services Agreement, SunTx Capital Management provides certain management services to the Company including with respect to financing, business strategies and business development, and in consideration for the management services, the Company is required to pay SunTx Capital Management a fee equal to $83,333.33 per month (payable in arrears in equal quarterly or semi-annual installments, at the Company’s option), subject to certain adjustments as set forth in the Management Services Agreement.
On May 4, 2023, the Company and SunTx Capital Management entered into Amendment No. 3 to the Management Services Agreement, effective October 1, 2023 (the “Amendment”), which extends the term of the Management Services Agreement from October 1, 2023 to October 1, 2028.
The foregoing description of the Amendment is a summary only and does not purport to be complete and is subject to, and qualified in its entirety by, the full text of the Amendment, a copy of which is filed as Exhibit 10.3 to this Quarterly Report on Form 10-Q and is incorporated herein by reference.
Chief Financial Officer Employment Agreement
As previously disclosed, on March 6, 2023, the Company announced that Gregory A. Hoffman would transition from his then-current position as Senior Vice President of Finance to the role of Chief Financial Officer of the Company following the close of business on March 31, 2023. In connection with his transition to Chief Financial Officer, on May 4, 2023, Mr. Hoffman and the Company entered into an employment agreement (the “Employment Agreement”). The material terms of the Employment Agreement are described below.
•Term. The term of the Employment Agreement is two years, commencing on April 1, 2023. Beginning on the second anniversary of the Effective Date (as defined in the Employment Agreement), and on each anniversary thereafter, the term will renew for an additional one-year period, unless either party provides written notice of its intention not to extend the term at least 60 days prior to the applicable anniversary date, or the Employment Agreement is otherwise terminated in accordance with the termination provisions set forth therein.
•Salary. The Employment Agreement specifies a minimum annual base salary of $400,000.00 during the term. The minimum base salary will be reviewed at least annually by the Compensation Committee, and the Compensation Committee may, but is not required to, increase Mr. Hoffman’s salary during the term.
•Annual Bonus. Mr. Hoffman is eligible to receive a cash bonus in an amount determined either in the discretion of the Compensation Committee or based on the achievement of performance goals under any annual incentive program that may be established and administered by the Compensation Committee from time to time.
•Equity Awards. Mr. Hoffman is eligible to receive awards under the Equity Incentive Plan and any other stock option, stock purchase or equity-based incentive compensation plan or arrangement adopted by the Company from time to time in which executives of the Company are eligible to participate, in an amount determined by the Compensation Committee. Any such equity awards will be governed by the applicable plan and award agreements.

•Perquisites; Employee Benefits. Mr. Hoffman is entitled to fringe benefits and perquisites consistent with the practices of the Company and to the extent that the Company provides similar benefits or perquisites to similarly situated executives, which may include the use of a Company-owned automobile to the extent that the Company deems necessary for the performance of services to the Company. Mr. Hoffman is entitled to participate in all other employee benefit plans, practices and programs on a basis that is no less favorable than is provided to similarly situated executives, to the extent consistent with applicable law and the terms of the applicable employee benefit plans.
•Termination Payments. If the Employment Agreement is terminated under certain circumstances, Mr. Hoffman may be entitled to receive certain severance payments and benefits.
•Restrictive Covenants. The Employment Agreement provides for certain restrictive covenants, including covenants limiting or prohibiting competition, use of confidential information, solicitation of customers, recruitment of employees, and disparagement of the Company during the term of the Employment Agreement and, if the Company so elects, for a period of eighteen months following the termination of employment with the Company for any reason.
•Right of First Refusal to Purchase Shares of Class B Common Stock. During the term of the Employment Agreement and for a period of eighteen months following the termination of employment for any reason, the Company or its assignee will have a right of first refusal to purchase any shares of the Company’s Class B common stock, that Mr. Hoffman (or, as applicable, Mr. Hoffman’s estate) elects to transfer, convert or dispose of during such period.
•Clawback. Mr. Hoffman’s compensation is subject to any clawback policies required by applicable law, government regulation or stock exchange listing requirement or otherwise adopted by the Company, as such policies may be amended from time to time.
The foregoing description of the Employment Agreement is a summary only and does not purport to be complete and is subject to, and qualified in its entirety by, reference to the form of Employment Agreement, a copy of which is filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q and is incorporated herein by reference.

Item 6. Exhibits.

Exhibit Number	Description
3.1*	Amended and Restated Certificate of Incorporation of Construction Partners, Inc., as amended through February 23, 2023.
3.2	Amended and Restated By-Laws of Construction Partners, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 001-38479) filed on November 9, 2022)
4.1	Form of Class A Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-224174) filed on April 23, 2018)
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

10.2*	Second Amendment to Management Services Agreement, effective as of October 1, 2015, by and between Construction Partners, Inc. and SunTx Capital Management Corp.
10.3*	Third Amendment to Management Services Agreement, effective as of October 1, 2023, by and between Construction Partners, Inc. and SunTx Capital Management Corp.
31.1*	Certification of President and Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
31.2*	Certification of Executive Vice President and Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
32.1**	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2**	Certification of Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350
95.1*	Mine Safety Disclosures
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*	Filed herewith.
**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 9th day of May, 2023.

CONSTRUCTION PARTNERS, INC.

By:	/s/ Fred J. Smith, III
Fred J. Smith, III
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name and Signature	Title	Date

/s/ Fred J. Smith, III	President and Chief Executive Officer	May 9, 2023
Fred J. Smith, III	(Principal Executive Officer and duly authorized officer)

/s/ Gregory A. Hoffman	Senior Vice President and Chief Financial Officer	May 9, 2023
Gregory A. Hoffman	(Principal Financial Officer and duly authorized officer)