Form 10-Q
period 2023-06-30
Construction Partners, Inc.
filed 2023-08-08
CIK 1718227

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒
As of August 4, 2023, the registrant had 43,728,310 shares of Class A common stock, $0.001 par value, and 8,998,511 shares of Class B common stock, $0.001 par value, outstanding.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CONSTRUCTION PARTNERS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	June 30,	September 30,
	2023	2022
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$54,878	$35,531
Restricted cash	71	28
Contracts receivable including retainage, net	254,972	265,207
Costs and estimated earnings in excess of billings on uncompleted contracts	33,449	29,271
Inventories	88,233	74,195
Prepaid expenses and other current assets	9,694	12,957
Total current assets	441,297	417,189
Property, plant and equipment, net	502,732	481,412
Operating lease right-of-use assets	17,484	13,985
Goodwill	157,289	129,465
Intangible assets, net	21,169	15,976
Investment in joint venture	87	87
Restricted investments	13,353	6,866
Other assets	30,428	30,541
Total assets	$1,183,839	$1,095,521
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$126,745	$130,468
Billings in excess of costs and estimated earnings on uncompleted contracts	68,748	52,477
Current portion of operating lease liabilities	2,385	2,209
Current maturities of long-term debt	14,000	12,500
Accrued expenses and other current liabilities	28,935	28,484
Total current liabilities	240,813	226,138
Long-term liabilities:
Long-term debt, net of current maturities and deferred debt issuance costs	405,416	363,066
Operating lease liabilities, net of current portion	15,607	12,059
Deferred income taxes, net	25,700	26,713
Other long-term liabilities	15,203	11,666
Total long-term liabilities	461,926	413,504
Total liabilities	702,739	639,642
Stockholders’ equity:
Preferred stock, par value $0.001; 10,000,000 shares authorized and no shares issued and outstanding at June 30, 2023 and September 30, 2022	—	—
Class A common stock, par value $0.001; 400,000,000 shares authorized, 43,760,546 shares issued and 43,728,310 shares outstanding at June 30, 2023 and 41,195,730 shares issued and 41,193,024 shares outstanding at September 30, 2022	44	41
Class B common stock, par value $0.001; 100,000,000 shares authorized, 11,921,463 shares issued and 8,998,511 shares outstanding at June 30, 2023 and 14,275,867 shares issued and 11,352,915 shares outstanding at September 30, 2022	12	15
Additional paid-in capital	264,480	256,571
Treasury stock, at cost, 32,236 shares of Class A common stock at June 30, 2023 and 2,706 shares at September 30, 2022, par value $0.001	(178)	(39)
Treasury stock, at cost, 2,922,952 shares of Class B common stock at June 30, 2023 and September 30, 2022, par value $0.001	(15,603)	(15,603)
Accumulated other comprehensive income, net	16,983	17,620
Retained earnings	215,362	197,274
Total stockholders’ equity	481,100	455,879
Total liabilities and stockholders’ equity	$1,183,839	$1,095,521

See notes to consolidated financial statements (unaudited).

CONSTRUCTION PARTNERS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited in thousands, except share and per share data)

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2023	2022	2023	2022
Revenues	$421,893	$380,272	$1,088,522	$908,621
Cost of revenues	357,821	336,022	967,674	818,910
Gross profit	64,072	44,250	120,848	89,711
General and administrative expenses	(32,231)	(26,584)	(93,945)	(76,530)
Gain on sale of property, plant and equipment	1,499	333	4,825	1,788
Gain on facility exchange	—	—	5,389	—
Operating income	33,340	17,999	37,117	14,969
Interest expense, net	(5,039)	(2,054)	(13,801)	(4,177)
Other income	493	178	925	337
Income before provision for income taxes	28,794	16,123	24,241	11,129
Provision for income taxes	7,117	3,955	6,153	2,868
Net income	21,677	12,168	18,088	8,261
Other comprehensive income (loss), net of tax
Unrealized gain (loss) on interest rate swap contract, net	4,127	1,729	(625)	8,754
Unrealized loss on restricted investments, net	(129)	(154)	(12)	(276)
Other comprehensive income (loss)	3,998	1,575	(637)	8,478
Comprehensive income	$25,675	$13,743	$17,451	$16,739

Net income per share attributable to common stockholders:
Basic	$0.42	$0.23	$0.35	$0.16
Diluted	$0.41	$0.23	$0.35	$0.16

Weighted average number of common shares outstanding:
Basic	51,827,448	51,793,245	51,826,578	51,760,384
Diluted	52,293,846	51,888,511	52,114,438	51,928,427

See notes to consolidated financial statements (unaudited).

CONSTRUCTION PARTNERS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(unaudited in thousands, except share data)

	For the Nine Months Ended June 30, 2023
	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Treasury Stock Class A Common Stock	Treasury Stock Class B Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss), net	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
September 30, 2022	41,195,730	$41	14,275,867	$15	$256,571	$(39)	$(15,603)	$197,274	$17,620	$455,879
Net income	—	—	—	—	—	—	—	1,892	—	1,892
Equity-based compensation expense	—	—	—	—	2,480	—	—	—	—	2,480
Issuance of stock awards	180,798	—	—	—	—	—	—	—	—	—
Purchase of treasury stock	—	—	—	—	—	(139)	—	—	—	(139)
Other comprehensive loss	—	—	—	—	—	—	—	—	(1,256)	(1,256)
December 31, 2022	41,376,528	$41	14,275,867	$15	$259,051	$(178)	$(15,603)	$199,166	$16,364	$458,856
Net loss	—	—	—	—	—	—	—	(5,481)	—	(5,481)
Equity-based compensation expense	—	—	—	—	2,692	—	—	—	—	2,692
Other comprehensive loss	—	—	—	—	—	—	—	—	(3,379)	(3,379)
March 31, 2023	41,376,528	$41	14,275,867	$15	$261,743	$(178)	$(15,603)	$193,685	$12,985	$452,688
Net income	—	—	—	—	—	—	—	21,677	—	21,677
Equity-based compensation expense	—	—	—	—	2,737	—	—	—	—	2,737
Issuance of stock awards	29,614	—	—	—	—	—	—	—	—	—
Conversion of Class B common stock to Class A common stock	2,354,404	3	(2,354,404)	(3)	—	—	—	—	—	—
Other comprehensive income	—	—	—	—	—	—	—	—	3,998	3,998
June 30, 2023	43,760,546	$44	11,921,463	$12	$264,480	$(178)	$(15,603)	$215,362	$16,983	$481,100

	For the Nine Months Ended June 30, 2022
	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Treasury Stock Class A Common Stock	Treasury Stock Class B Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss), net	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
September 30, 2021	36,600,639	$37	18,614,791	$19	$248,571	$—	$(15,603)	$175,898	$(23)	$408,899
Net income	—	—	—	—	—	—	—	5,511	—	5,511
Equity-based compensation expense	—	—	—	—	1,504	—	—	—	—	1,504
Issuance of stock awards	145,921	—	—	—	—	—	—	—	—	—
Purchase of treasury stock	—	—	—	—	—	(39)	—	—	—	(39)
Other comprehensive income	—	—	—	—	—	—	—	—	1,445	1,445
Conversion of Class B common stock to Class A common stock	4,338,924	4	(4,338,924)	(4)	—	—	—	—	—	—
December 31, 2021	41,085,484	$41	14,275,867	$15	$250,075	$(39)	$(15,603)	$181,409	$1,422	$417,320
Net loss	—	—	—	—	—	—	—	(9,418)	—	(9,418)
Equity-based compensation expense	—	—	—	—	1,742	—	—	—	—	1,742
Issuance of stock awards	107,738	—	—	—	—	—	—	—	—	—
Other comprehensive income	—	—	—	—	—	—	—	—	5,458	5,458
March 31, 2022	41,193,222	$41	14,275,867	$15	$251,817	$(39)	$(15,603)	$171,991	$6,880	$415,102
Net income	—	—	—	—	—	—	—	12,168	—	12,168
Equity-based compensation expense	—	—	—	—	1,848	—	—	—	—	1,848
Issuance of stock awards	2,508	—	—	—	—	—	—	—	—	—
Other comprehensive income	—	—	—	—	—	—	—	—	1,575	1,575
June 30, 2022	41,195,730	$41	14,275,867	$15	$253,665	$(39)	$(15,603)	$184,159	$8,455	$430,693

See notes to consolidated financial statements (unaudited).

CONSTRUCTION PARTNERS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited in thousands)

	For the Nine Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net income	$18,088	$8,261
Adjustments to reconcile net income to net cash, cash equivalents and restricted cash provided by (used in) operating activities:
Depreciation, depletion, accretion and amortization of long-lived assets	57,769	50,291
Amortization of deferred debt issuance costs and debt discount	225	198
Unrealized loss (gain) on derivative instruments	1,408	(2,589)
Provision for bad debt	450	(1,077)
Gain on sale of property, plant and equipment	(4,825)	(1,788)
Gain on facility exchange	(5,389)	—
Realized losses on restricted investments	10	—
Equity-based compensation expense	7,909	5,094
Deferred income tax benefit	(145)	(193)
Other non-cash adjustments	(117)	97
Changes in operating assets and liabilities, net of acquisition:
Contracts receivable including retainage	22,777	(71,865)
Costs and estimated earnings in excess of billings on uncompleted contracts	(3,580)	(9,487)
Inventories	(11,999)	(21,726)
Prepaid expenses and other current assets	3,214	(2,327)
Other assets	(283)	(2,893)
Accounts payable	(7,441)	30,025
Billings in excess of costs and estimated earnings on uncompleted contracts	14,159	13,379
Accrued expenses and other current liabilities	(1,741)	(6,946)
Other long-term liabilities	4,053	3,825
Net cash provided by (used in) operating activities, net of acquisitions	94,542	(9,721)
Cash flows from investing activities:
Purchases of property, plant and equipment	(79,046)	(52,236)
Proceeds from sale of property, plant and equipment	12,640	4,184
Proceeds from facility exchange	36,987	—
Proceeds from restricted investments	1,403	—
Business acquisitions, net of cash acquired	(82,740)	(102,893)
Purchase of restricted investments	(7,882)	(7,662)
Net cash used in investing activities	(118,638)	(158,607)
Cash flows from financing activities:
Net proceeds from revolving credit facility	38,000	142,300
Proceeds from issuance of long-term debt, net of debt issuance costs and discount	15,000	—
Repayments of long-term debt	(9,375)	(5,000)
Purchase of treasury stock	(139)	(39)
Net cash provided by financing activities	43,486	137,261
Net change in cash, cash equivalents and restricted cash	19,390	(31,067)
Cash, cash equivalents and restricted cash:
Cash, cash equivalents and restricted cash, beginning of period	35,559	57,251
Cash, cash equivalents and restricted cash, end of period	$54,949	$26,184

Supplemental cash flow information:
Cash paid for interest	$14,319	$5,727
Cash paid for income taxes	$1,021	$1,372
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$5,417	$6,209
Cash paid for operating lease liabilities	$1,802	$1,783
Non-cash items:
Property, plant and equipment included with accounts payable at period end	$2,078	$1,236
Amounts payable to seller in business combination	$—	$600
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

The Company was formed as a Delaware corporation in 2007 as a holding company to facilitate an acquisition growth strategy in the HMA paving and construction industry. SunTx Capital Partners (“SunTx”), a private equity firm based in Dallas, Texas, together with its principals and their respective affiliates and family members, has owned a controlling interest in the Company’s stock since the Company’s inception.
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
Restricted Cash
Construction Partners Risk Management, Inc. (the “Captive”), a captive insurance company and wholly-owned subsidiary of the Company, provides general liability, automobile liability and workers’ compensation insurance coverage to the Company and its subsidiaries. Restricted cash represents cash held in a fiduciary capacity by the Captive for the payment of casualty insurance claims. The Company had restricted cash of $0.1 million at June 30, 2023 and at September 30, 2022.
Restricted Investments
The Company’s restricted investments consist of debt securities, which are held in a fiduciary capacity by the Captive for the payment of casualty insurance claims. The Company determines the classification of its securities at the time of purchase and re-evaluates the determination at each balance sheet date. The Company has classified securities held by the Captive as available-for-sale. As a result, these securities are carried at their fair value. Purchases and sales of debt securities are recorded on the trade date. Interest income on debt securities is recorded when earned using an effective yield method. Unrealized gains and losses are reported as components of accumulated other comprehensive income, net. These securities have been classified as non-current assets based on their respective maturity dates and the Company’s intent to reinvest sales proceeds into new restricted investments. The Company had restricted investments of $13.4 million and $6.9 million at June 30, 2023 and September 30, 2022, respectively.
The Company evaluates its available-for-sale debt securities quarterly to determine whether there has been a decline in the fair value below the amortized cost due to credit losses or other factors. This evaluation process entails judgement by the Company, and considers factors including the issuer’s financial condition and near-term prospects, future economic conditions, interest rate changes and changes in the rating of the security. When the Company has determined that it intends to sell, or that it is more likely than not that the Company will be required to sell, a security before it recovers its amortized cost basis above fair value, the individual security is written down to fair value, with a corresponding charge to “Other income” within the Consolidated Statements of Comprehensive Income (Loss). For available-for-sale debt securities that do not meet the intent impairment criteria but for which the Company has determined that a credit loss exists, the present value of cash flows expected to be collected from the security is compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss allowance is recorded for the credit loss, limited by the amount by which the fair value is less than the amortized cost basis. For the nine months ended June 30, 2023 and 2022, the Company had no intent impairments or credit losses.
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
Concentration of Risks
Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of contracts receivable including retainage. In the normal course of business, the Company provides credit to its customers and does not generally require collateral. The Company monitors concentrations of credit risk associated with these receivables on an ongoing basis. The Company has not historically experienced significant credit losses, due primarily to management’s assessment of customers’ credit ratings. The Company principally deals with recurring customers, state and local governments and well-known local companies whose reputations are known to management. The Company performs credit checks for significant new customers and generally requires progress payments for significant projects. The Company generally has the ability to file liens against the property if payments are not made on a timely basis. No single customer accounted for more than 10% of the Company’s contracts receivable including retainage, net balance at June 30, 2023 or September 30, 2022.
Projects performed for various departments of transportation accounted for 38.6% and 43.7% of consolidated revenues for the three months ended June 30, 2023 and 2022, respectively, and for 32.0% and 37.2% of consolidated revenues for the nine months ended June 30, 2023 and 2022, respectively. Customers that accounted for more than 10% of consolidated revenues during the three and nine months ended June 30, 2023 and 2022 are presented below:

	% of Consolidated Revenues
	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2023	2022	2023	2022
Alabama Department of Transportation	*	14.4%	*	10.9%
North Carolina Department of Transportation	11.2%	13.6%	*	10.3%
Florida Department of Transportation	11.2%	*	10.2%	10.4%
* Less than 10%

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

	% of Consolidated Revenues
	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2023	2022	2023	2022
Private	36.8%	36.6%	39.0%	38.8%
Public	63.2%	63.4%	61.0%	61.2%
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
The Company’s financial instruments include cash and cash equivalents, restricted cash, contracts receivable including retainage, accounts payable and accrued expenses reflected as current assets and current liabilities on its Consolidated Balance Sheets at June 30, 2023 and September 30, 2022. Due to the short-term nature of these instruments, management considers their carrying value to approximate their fair value.

The Company also has debt securities reflected as restricted investments on its Consolidated Balance Sheets at June 30, 2023 and September 30, 2022. These investments are adjusted to fair value at each balance sheet date and are considered Level 2 fair value measurements.
The Company also has a Term Loan and a Revolving Credit Facility, as each are defined and further described in Note 8 - Debt. The carrying value of amounts outstanding under these credit facilities is reflected as long-term debt, net of current maturities and deferred debt issuance cost and current maturities of long-term debt on the Company’s Consolidated Balance Sheets at June 30, 2023 and September 30, 2022. Due to the variable rate or short-term nature of these instruments, management considers their carrying value to approximate their fair value.
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

Note 3 - Accounting Standards
The Company did not adopt any new accounting standards or updates during the nine months ended June 30, 2023.

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
North Carolina Acquisition - Provisional
On December 1, 2022, the Company acquired all of the capital stock of Ferebee Corporation, an HMA manufacturing and paving company headquartered in Charlotte, North Carolina for $67.3 million. The transaction established the Company’s second platform company in North Carolina and added three HMA plants in the greater Charlotte/Rock Hill metro area.
South Carolina Acquisition - Provisional
On April 3, 2023, the Company acquired substantially all of the assets of Pickens Construction, Inc., an asphalt paving company headquartered in Anderson, South Carolina, for $5.0 million. The transaction added an HMA plant in the greater Greenville, South Carolina metro area.
Alabama Acquisition - Provisional
On May 1, 2023, the Company acquired the Huntsville, Alabama operations of Southern Site Contractors, LLC., an excavation, grading and utility contractor, for $1.1 million. The transaction enhanced the Company's vertical integration of construction services in the Huntsville, Alabama metro area.

Combined Acquisitions During the Nine Months Ended June 30, 2023
The foregoing acquisitions were accounted for as business combinations in accordance with Accounting Standards Codification (“ASC”) Topic 805, Business Combinations (“Topic 805”). As of June 30, 2023, the purchase price allocation has not yet been finalized due to the recent timing of these acquisitions, as certain information was pending on such date to finalize estimates of fair value of certain assets acquired and liabilities assumed. The Company consulted with independent third parties to assist in the valuation process. The Company expects to finalize these values as soon as practicable and no later than one year from their respective acquisition dates.
Identifiable assets acquired and liabilities assumed were recorded at their estimated fair values based on the methodology described under Fair Value Measurements in Note 2 - Significant Accounting Policies. The amount of the purchase price exceeding the net fair value of identifiable assets acquired and liabilities assumed was recorded as provisional goodwill in the amount of approximately
$27.0 million, which is deductible for income tax purposes. Goodwill primarily represents the assembled work force and synergies expected to result from the acquisitions. Upon finalizing the accounting for these transactions, management expects to ascribe value to other identifiable intangible assets, including customer relationships and customer backlog, which will reduce the provisional amount allocated to goodwill.

Total consideration transferred for these acquisitions was $82.9 million, which was paid from available cash, proceeds from the exchange of the North Carolina facility and a draw from the Revolving Credit Facility (as defined in Note 8 - Debt). The total consideration has been provisionally allocated as follows: $10.4 million of net working capital, $39.4 million of property, plant and equipment, $6.1 million of various intangible assets and $27.0 million of goodwill.

The Consolidated Statements of Comprehensive Income include $26.4 million of revenue and $0.3 million of net income attributable to the operations of these acquisitions for the three months ended June 30, 2023 and $48.4 million of revenue and $0.6 million of net loss attributable to the operations of these acquisitions for the nine months ended June 30, 2023 from their respective acquisition dates. The Company recorded certain costs to effect the acquisitions as they were incurred, which are reflected in general and administrative expenses on the Company’s Consolidated Statements of Comprehensive Income in the amount of $0.1 million for the three months ended June 30, 2023 and $0.3 million for the nine months ended June 30, 2023.

The following presents pro forma revenues and net income as though the acquisitions had occurred on October 1, 2021 (unaudited, in thousands):

	For the Three Months Ended June 30,
	2023	2022
Pro forma revenues	$422,438	$407,264
Pro forma net income	$21,779	$12,423

	For the Nine Months Ended June 30,
	2023	2022
Pro forma revenues	$1,107,412	$975,910
Pro forma net income	$18,997	$8,324
Pro forma financial information is presented as if the operations of the acquisitions had been included in the consolidated results of the Company since October 1, 2021, and gives effect to transactions that are directly attributable to the acquisitions, including adjustments to:
(a)include the pro forma results of operations of the acquisitions for the three and nine months ended June 30, 2023 and 2022;

(b)include additional depreciation and depletion expense related to the fair value of acquired property, plant and equipment and reserves at aggregates facilities, as applicable, as if such assets were acquired on October 1, 2021 and consistently applied to the Company’s depreciation and depletion methodologies;

(c)include interest expense as if the funds borrowed to finance the purchase prices were borrowed on October 1, 2021 (interest expense calculations further assume that no principal payments were made during the period from October 1, 2021 through June 30, 2023, and that the interest rate in effect on the date the Company made the acquisitions was in effect for the period from October 1, 2021 through June 30, 2023); and

(d)exclude $0.3 million of acquisition-related expenses from the three and nine months ended June 30, 2023, as though such expenses were incurred prior to the pro forma acquisition date of October 1, 2021.

Pro forma information is presented for informational purposes and may not be indicative of revenue or net loss that would have been recorded if these acquisitions had occurred on October 1, 2022.
Measurement Period Adjustments
During the nine months ended June 30, 2023, the Company made measurement period adjustments to previous year acquisitions, which resulted in a corresponding net increase to goodwill of $3.2 million.

Note 5 - Contracts Receivable Including Retainage, Net
Contracts receivable including retainage, net consisted of the following at June 30, 2023 and September 30, 2022 (in thousands):

	June 30, 2023	September 30, 2022
	(unaudited)
Contracts receivable	$208,586	$221,566
Retainage	47,285	44,253
	255,871	265,819
Allowance for doubtful accounts	(899)	(612)
Contracts receivable including retainage, net	$254,972	$265,207

Retainage receivables have been billed, but are not due until contract completion and acceptance by the customer.

Note 6 - Contract Assets and Liabilities
Costs and estimated earnings compared to billings on uncompleted contracts at June 30, 2023 and September 30, 2022 consisted of the following (in thousands):

	June 30, 2023	September 30, 2022
	(unaudited)
Costs on uncompleted contracts	$1,635,361	$1,520,510
Estimated earnings to date on uncompleted contracts	158,966	146,459
	1,794,327	1,666,969
Billings to date on uncompleted contracts	(1,829,626)	(1,690,175)
Net billings in excess of costs and estimated earnings on uncompleted contracts	$(35,299)	$(23,206)

Significant changes to balances of costs and estimated earnings in excess of billings (contract asset) and billings in excess of costs and estimated earnings (contract liability) on uncompleted contracts from September 30, 2022 to June 30, 2023 are presented below (in thousands):

	Costs and Estimated Earnings in Excess of Billings on Uncompleted Contracts	Billings in Excess of Costs and Estimated Earnings on Uncompleted Contracts	Net Billings in Excess of Costs and Estimated Earnings on Uncompleted Contracts
September 30, 2022	$29,271	$(52,477)	$(23,206)
Changes in revenue billed, contract price or cost estimates	4,178	(16,270)	(12,093)
June 30, 2023 (unaudited)	$33,449	$(68,748)	$(35,299)

Note 7 - Property, Plant and Equipment
Property, plant and equipment at June 30, 2023 and September 30, 2022 consisted of the following (in thousands):

	June 30, 2023	September 30, 2022
	(unaudited)
Construction equipment	$448,736	$402,581
Plants	187,514	167,625
Mineral reserves	69,405	91,992
Land and improvements	69,892	59,454
Buildings	32,682	32,566
Furniture and fixtures	7,383	7,110
Leasehold improvements	1,268	1,230
Total property, plant and equipment, gross	816,880	762,558
Accumulated depreciation, depletion and amortization	(349,289)	(304,935)
Construction in progress	35,141	23,789
Total property, plant and equipment, net	$502,732	$481,412

Depreciation, depletion and amortization expense related to property, plant and equipment was $20.2 million and $17.6 million for the three months ended June 30, 2023 and 2022, respectively, and $59.9 million and $50.4 million for the nine months ended June 30, 2023 and 2022, respectively.

Note 8 - Debt
The Company maintains credit facilities to finance acquisitions, to fund the purchase of real estate, construction equipment, plants and other fixed assets and for general working capital purposes. Debt at June 30, 2023 and September 30, 2022 consisted of the following (in thousands):

	June 30, 2023	September 30, 2022
	(unaudited)
Long-term debt:
Term Loan	$277,500	$271,875
Revolving Credit Facility	143,100	105,100
Total long-term debt	420,600	376,975
Deferred debt issuance costs	(1,184)	(1,409)
Current maturities of long-term debt	(14,000)	(12,500)
Long-term debt, net of current maturities	$405,416	$363,066

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
At June 30, 2023 and September 30, 2022, there was $277.5 million and $271.9 million, respectively, of principal outstanding under the Term Loan, $143.1 million and $105.1 million, respectively, of principal outstanding under the Revolving Credit Facility, and availability of $171.9 million and $208.6 million, respectively, under the Revolving Credit Facility, including a reduction for outstanding letters of credit. The Company also had $10.0 million and $25.0 million available under the Delayed Draw Term Loan at June 30, 2023 and September 30, 2022, respectively.
The Credit Agreement contains customary negative covenants for agreements of this type, including, but not limited to, restrictions on the Company’s ability to make acquisitions, make loans or advances, make capital expenditures and investments, pay dividends, create or incur indebtedness, create liens, wind up or dissolve, consolidate, merge or liquidate, or sell, transfer or dispose of assets. The Credit
Agreement also requires the Company to satisfy certain financial covenants, including a minimum fixed charge coverage ratio of 1.20-
to-1.00 and a maximum consolidated leverage ratio of 3.50-to-1.00, subject to certain adjustments. At June 30, 2023 and September 30, 2022, the Company’s fixed charge coverage ratio was 2.00-to-1.00 and 2.56-to-1.00, respectively, and the Company’s consolidated leverage ratio was 2.27-to-1.00 and 2.79-to-1.00, respectively. At both June 30, 2023 and September 30, 2022, the Company was in compliance with all covenants under the Credit Agreement.

From time to time, the Company has entered into interest rate swap agreements to hedge against the risk of changes in interest rates. At June 30, 2023 and September 30, 2022, the aggregate notional value of these interest rate swap agreements was $300.0 million, and the fair value was $24.5 million and $24.7 million, respectively, which is included within other assets on the Company’s Consolidated Balance Sheets.

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
Conversion of Class B Common Stock to Class A Common Stock
During the nine months ended June 30, 2023, certain stockholders of the Company converted a total of 2,354,404 shares of Class B common stock into shares of Class A common stock on a one-for-one basis. As of June 30, 2023, there were 43,728,310 shares of
Class A common stock and 8,998,511 shares of Class B common stock outstanding.

Treasury Stock
During the nine months ended June 30, 2023, the Company received a total of 5,267 shares of Class A common stock from employees for reimbursement of income taxes paid by the Company on behalf of these employees related to the vesting of restricted stock awards and 24,263 shares of Class A common stock through forfeitures of restricted stock awards by terminated employees.

Restricted Stock Awards
During the nine months ended June 30, 2023, the Company awarded a total of 210,412 restricted shares of Class A common stock to certain directors, officers and employees of the Company under the Construction Partners, Inc. 2018 Equity Incentive Plan (the “Equity Incentive Plan”).
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

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2023	2022	2023	2022
Numerator
Net income attributable to common stockholders	$21,677	$12,168	$18,088	$8,261
Denominator
Weighted average number of common shares outstanding, basic	51,827,448	51,793,245	51,826,578	51,760,384
Net income per common share attributable to common stockholders, basic	$0.42	$0.23	$0.35	$0.16

The following table summarizes the calculation of the weighted-average number of diluted common shares outstanding and the calculation of diluted earnings per share for the periods presented (unaudited in thousands, except share and per share amounts):

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2023	2022	2023	2022
Numerator
Net income attributable to common stockholders	$21,677	$12,168	$18,088	$8,261
Denominator
Weighted average number of basic common shares outstanding, basic	51,827,448	51,793,245	51,826,578	51,760,384
Effect of dilutive securities:
Restricted stock grants	466,398	95,266	287,860	168,043
Weighted average number of diluted common shares outstanding	52,293,846	51,888,511	52,114,438	51,928,427
Net income per diluted common share attributable to common stockholders	$0.41	$0.23	$0.35	$0.16

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
The Company’s effective income tax rate for the three months ended June 30, 2023 and 2022 was 24.7% and 24.5%, respectively. The Company’s effective tax rate for the nine months ended June 30, 2023 and 2022 was 25.4% and 25.8%, respectively. The changes in the Company’s effective rates are due to differences in state tax rates at its operating subsidiaries.

Note 12 - Related Parties
On December 31, 2017, the Company sold an indirect wholly owned subsidiary to an immediate family member of an executive officer of the Company (“Purchaser of Subsidiary”) in consideration for a note receivable in the amount of $1.0 million, which approximated the net book value of the disposed entity. At June 30, 2023, $0.1 million and $0.3 million was reflected on the Company’s Consolidated Balance Sheets within other current assets and other assets, respectively, representing the remaining balances on this note receivable. In connection with this transaction, the Company also received a note receivable from the disposed entity (“Disposed Entity”) on December 31, 2017 in the amount of $1.0 million representing certain accounts payable of the Disposed Entity that were paid by the Company. At June 30, 2023, $0.1 million and $0.2 million was reflected on the Company’s Consolidated Balance Sheets within other current assets and other assets, respectively, representing the remaining balances on this note receivable. The notes do not bear interest, and repayments are scheduled to be made in periodic installments during fiscal year 2023 through fiscal year 2026.

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
The following table presents revenues earned and expenses incurred by the Company during the three and nine months ended June 30, 2023 and 2022, and accounts receivable and payable balances at June 30, 2023 and September 30, 2022, related to transactions with the related parties described above (in thousands):

	Expense Incurred								Accounts Receivable (Payable)
	For the Three Months Ended June 30,				For the Nine Months Ended June 30,				June 30,	September 30,
	2023		2022		2023		2022		2023	2022
	(unaudited)		(unaudited)		(unaudited)		(unaudited)		(unaudited)
Purchaser of Subsidiary	$—		$—		$—		$—		$414	$414
Disposed Entity	—		—		—		—		264	264
Land Development Project	—		—		—		—		628	712
Subcontracting Services	2,680	(1)	2,596	(1)	5,672	(1)	5,688	(1)	(679)	(695)
Island Pond	80	(2)	80	(2)	240	(2)	240	(2)	—	—
SunTx	383	(2)	370	(2)	1,109	(2)	1,129	(2)	—	—

(1) Cost is reflected as cost of revenues on the Company’s Consolidated Statements of Comprehensive Income.
(2) Cost is reflected as general and administrative expenses on the Company’s Consolidated Statements of Comprehensive Income.

Note 13 - Equity-Based Compensation
The Company measures and recognizes equity-based compensation expense, net of forfeitures, over the requisite vesting periods for all equity-based payment awards made and recognizes forfeitures as they occur. Equity-based compensation is included in general and administrative expenses in the Consolidated Statements of Comprehensive Income.
Restricted Stock
During the three months ended June 30, 2023 and 2022, the Company recorded $2.2 million and $1.8 million, respectively, of compensation expense in connection with restricted stock awards. During the nine months ended June 30, 2023 and 2022, the Company recorded $6.4 million and $5.1 million, respectively, of compensation expense in connection with restricted stock awards. At June 30, 2023, there was approximately $12.1 million of unrecognized compensation expense related to restricted stock awards.
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
During the three months ended June 30, 2023 and 2022, the Company recorded $0.5 million and $0.0 million, respectively, of compensation expense in connection with PSUs. During the nine months ended June 30, 2023 and 2022, the Company recorded $1.5 million and $0.0 million, respectively, of compensation expense in connection with PSUs. At June 30, 2023, there was approximately $2.6 million of unrecognized compensation expense related to PSUs.

Note 14 - Leases
The Company leases certain facilities, office space, vehicles and equipment. As of June 30, 2023, operating leases under ASC Topic 842, Leases (“Topic 842”) were included in (i) operating lease right-of use assets, (ii) current portion of operating lease liabilities and (iii) operating lease liabilities, net of current portion on the Company’s Consolidated Balance Sheets in the amounts of $17.5 million, $2.4 million and $15.6 million, respectively. As of June 30, 2023, the Company did not have any lease contracts that had not yet commenced but had created significant rights and obligations.

The components of lease expense were as follows (unaudited, in thousands):

	For the Three Months Ended June 30,
	2023	2022
Operating lease cost	$817	$650
Short-term lease cost	5,551	5,698
Total lease expense	$6,368	$6,348

	For the Nine Months Ended June 30,
	2023	2022
Operating lease cost	$2,331	$1,884
Short-term lease cost	16,319	13,905
Total lease expense	$18,650	$15,789

Short-term leases (those with terms of 12 months or less) are not capitalized but are expensed on a straight-line basis over the lease term. The majority of the Company’s short-term leases relate to equipment used on construction projects. These leases are entered into at periodic rental rates for an unspecified duration and typically have a termination for convenience provision.

As of June 30, 2023, the weighted-average remaining term of the Company’s leases was 10.8 years, and the weighted-average discount rate was 3.47%. As of June 30, 2023, the lease liability was equal to the present value of the remaining lease payments, discounted using the incremental borrowing rate on the Company’s secured debt using a single maturity discount rate, as such rate is not materially different from the discount rate applied to each of the leases in the portfolio.

The following table summarizes the Company’s undiscounted lease liabilities outstanding as of June 30, 2023 (unaudited, in thousands):

Fiscal Year	Amount
Remainder of 2023	$799
2024	2,793
2025	2,390
2026	2,273
2027	2,098
2028 and thereafter	11,574
Total future minimum lease payments	$21,927
Less: imputed interest	3,935
Total	$17,992

Note 15 - Investment in Derivative Instruments

Interest Rate Swap Contracts
The Company uses derivative instruments as part of its overall strategy to manage its exposure to market risks associated with fluctuations in interest rates. The Company regularly monitors the financial stability and credit standing of the counterparties to its derivative instruments. The Company does not enter into derivative financial instruments for speculative purposes.

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

The following table represents the approximate amount of realized and unrealized gains (losses) and changes in fair value recognized in earnings on interest and commodity derivative contracts for the three and nine months ended June 30, 2023 and 2022 and the fair value of these derivatives as of June 30, 2023 and September 30, 2022 (in thousands):

	For the Three Months Ended June 30,
		2023			2022
	(unaudited)			(unaudited)
	Change in			Change in
Income Statement Classification	Realized Gain (Loss)	Unrealized Gain (Loss)	Total Gain (Loss)	Realized Gain (Loss)	Unrealized Gain (Loss)	Total Gain (Loss)
Cost of revenues	$(970)	$878	$(92)	$1,349	$143	$1,492
Interest expense, net	2,377	—	2,377	(121)	316	195
Total	$1,407	$878	$2,285	$1,228	$459	$1,687

	For the Nine Months Ended June 30,
		2023			2022
	(unaudited)			(unaudited)
	Change in			Change in
Income Statement Classification	Realized Gain (Loss)	Unrealized Gain (Loss)	Total Gain (Loss)	Realized Gain (Loss)	Unrealized Gain (Loss)	Total Gain (Loss)
Cost of revenues	$(2,027)	$(1,408)	$(3,435)	$2,206	$921	$3,127
Interest expense, net	5,719	—	5,719	(1,030)	1,668	638
Total	$3,692	$(1,408)	$2,284	$1,176	$2,589	$3,765

	June 30, 2023	September 30, 2022
Balance Sheet Classification	(unaudited)
Prepaid expenses and other current assets - commodity swaps	$16	$1,032
Other assets - commodity swaps	—	155
Other assets - interest rate swaps (1)	24,478	24,719
Accrued expense and other current liabilities - commodity swaps	(898)	(601)
Other long-term liabilities - commodity swaps	—	(60)
Net unrealized gain position	$23,596	$25,245

(1) Includes designated cash flow hedge of $24,478 and $24,719 as of June 30, 2023 and September 30, 2022, respectively.

Note 16 - Fair Value Measurements

The following table presents the Company’s liabilities measured at fair value on a recurring basis as of June 30, 2023 and September 30, 2022 under ASC 820, Fair Value Measurements (in thousands):

	June 30, 2023	September 30, 2022
	(unaudited)
	Level 2	Level 2
Assets:
Commodity swap contracts	$16	$1,187
Interest rate swaps	24,478	24,719
Corporate debt securities	4,532	2,537
U.S. government securities	5,832	2,481
Municipal government securities	1,842	1,055
Agency backed securities	1,147	793
Total assets	37,847	32,772

Liabilities:
Commodity swap contracts	$898	$661
Total liabilities	$898	$661

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

Note 17 - Commitments
Letters of Credit
Under the Revolving Credit Facility, the Company has a total capacity of $325.0 million that may be used for a combination of cash borrowings and letter of credit issuances. At June 30, 2023, the Company had aggregate letters of credit outstanding in the amount of $10.0 million, primarily related to certain insurance policies as described in Note 2 - Significant Accounting Policies.
Purchase Commitments
As of June 30, 2023, the Company had unconditional purchase commitments for diesel fuel and natural gas in the normal course of business in the aggregate amount of $4.4 million. Management does not expect any significant changes in the market value of these goods during the commitment period that would have a material adverse effect on the financial condition, results of operations and cash flows of the Company. As of June 30, 2023, the Company’s purchase commitments annually thereafter were as follows (unaudited, in thousands):

Fiscal Year	Amount
Remainder of 2023	$1,259
2024	2,653
2025	484
Total	$4,396

Minimum Royalties

The Company has lease agreements associated with aggregates facilities under which the Company makes royalty payments. These agreements are outside the scope of Topic 842. The payments are generally based on tons sold in a particular period; however, certain agreements have minimum annual payments. The Company had commitments in the form of minimum royalties as of June 30, 2023 in the amount of $2.6 million, due as follows (unaudited, in thousands):

Fiscal Year	Amount
Remainder of 2023	$18
2024	295
2025	256
2026	192
2027	180
Thereafter	1,615
Total	$2,556

Royalty expense recorded in cost of revenue was $0.4 million for each of the three months ended June 30, 2023 and 2022, and $1.2 million for each of the nine months ended June 30, 2023 and 2022.

Note 18 - Restricted Investments
The following is a summary of the Company’s debt securities as of June 30, 2023 and September 30, 2022 (in thousands):

	June 30, 2023
	(unaudited)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government securities	$6,007	$—	$175	$5,832
Corporate debt securities	4,774	—	242	4,532
Municipal government securities	1,928	—	86	1,842
Agency backed securities	1,225	—	78	1,147
Total	$13,934	$—	$581	$13,353

	September 30, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate debt securities	$2,797	$—	$260	$2,537
U.S. government securities	2,622	—	141	2,481
Municipal government securities	1,151	—	96	1,055
Agency backed securities	862	—	69	793
Total	$7,432	$—	$566	$6,866

The amortized cost and fair value of debt securities classified as available for sale by contractual maturity, as of June 30, 2023, were as follows (unaudited, in thousands):

	Amortized Cost	Fair Value
Due within one year	$2,529	$2,512
Due after one year through three years	4,382	4,226
Due after three years	7,023	6,615
Total	$13,934	$13,353

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
Amounts in accumulated other comprehensive income (“AOCI”), net of tax, at June 30, 2023 and September 30, 2022, were as follows (in thousands):

AOCI	June 30, 2023 (unaudited)	September 30, 2022

Interest rate swap contract, net of blend and extend arrangement	$23,206	$23,761
Unrealized loss on available-for-sale securities	(581)	(566)
Less net tax effect of other comprehensive income items	(5,642)	(5,575)
Total	$16,983	$17,620

Changes in AOCI, net of tax, are as follows (in thousands):

AOCI
Balance at September 30, 2022	$17,620
Net OCI changes	(637)
Balance at June 30, 2023 (unaudited)	$16,983

AOCI
Balance at September 30, 2021	$(23)
Net OCI changes	8,478
Balance at June 30, 2022 (unaudited)	$8,455

Amounts reclassified from AOCI to earnings are as follows (unaudited, in thousands):

	For the Three Months Ended June 30,
	2023	2022
Interest (benefit) expense	$(2,377)	$55
Realized loss on restricted investments	6	—
Expense (benefit) from income taxes	612	(14)
Total reclassifications from AOCI to earnings	$(1,759)	$41

	For the Nine Months Ended June 30,
	2023	2022
Interest (benefit) expense	$(5,719)	$691
Realized loss on restricted investments	10	—
Expense (benefit) from income taxes	1,473	(178)
Total reclassifications from AOCI to earnings	$(4,236)	$513

Note 20 - Subsequent Events

South Carolina Acquisition

On August 1, 2023, a subsidiary of the Company acquired an HMA plant, together with the related inventory and certain equipment, of C.R. Jackson, Inc., an asphalt paving company headquartered in Myrtle Beach, South Carolina, for $9.5 million. The transaction added an HMA plant and expanded the Company’s service market in the greater Myrtle Beach, South Carolina metro area.

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
Contract Backlog
At June 30, 2023, our contract backlog was $1.59 billion. Contract backlog is a financial measure that generally reflects the dollar value of work that the Company expects to perform in the future. We generally include a construction project in our contract backlog at the time it is awarded and to the extent we believe funding is probable. Our backlog generally consists of uncompleted work on contracts in progress and contracts for which we have executed a contract but have not commenced the work. For uncompleted work on contracts in progress, we include (i) executed change orders, (ii) pending change orders for which we expect to receive confirmation in the ordinary course of business and (iii) claims that we have made against our customers for which we have determined we have a legal basis under existing contractual arrangements and as to which we consider collection to be probable. Backlog of uncompleted work on contracts under which work was either in progress or had not yet begun was $1.23 billion at June 30, 2023. Our contract backlog also includes low bid/no contract jobs, which consist of (i) public bid jobs for which we were the low bidder and no contract has been executed and (ii) private work jobs for which we have been notified that we are the low bidder or have been given a notice to proceed, but no contract has been executed. Low bid/no contract backlog was $0.36 billion at June 30, 2023.
Recent Developments
Acquisitions
On November 18, 2022, we acquired three HMA manufacturing plants and certain related assets located in the Nashville, Tennessee metro area for $9.5 million. In connection with this transaction, we disposed of a quarry in North Carolina, resulting in total cash proceeds of $37.0 million and a gain on the facility exchange of $5.4 million. On December 1, 2022, we acquired all of the capital stock of Ferebee Corporation, an HMA manufacturing and paving company headquartered in Charlotte, North Carolina, for $67.3 million. The transaction established our second platform company in North Carolina and added three HMA plants in the greater Charlotte/Rock Hill metro area. On April 3, 2023, we acquired substantially all the assets of Pickens Construction, Inc., an asphalt paving company headquartered in Anderson, South Carolina, for $5.0 million. The transaction added an HMA plant in the greater Greenville, South Carolina metro area. On May 1, 2023, we acquired the Huntsville, Alabama operations of Southern Site Contractors, LLC, an excavation, grading and utility contractor, for $1.1 million. The transaction enhanced our vertical integration of construction services in the greater Huntsville, Alabama metro area. For further discussion regarding these transactions, see Note 4 - Business Acquisitions to the unaudited consolidated financial statements included elsewhere in this report.

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
Interest Expense, Net
Interest expense, net primarily represents interest incurred on our long-term debt, such as the Term Loan and the Revolving Credit Facility, and amortization of deferred debt issuance costs. These amounts are partially offset by interest income earned on short-term investments of cash balances in excess of our current operating needs.

Other Key Performance Indicators - Adjusted EBITDA and Adjusted EBITDA Margin
Adjusted EBITDA represents net income before, as applicable from time to time, (i) interest expense, net, (ii) provision (benefit) for income taxes, (iii) depreciation, depletion, accretion and amortization, (iv) equity-based compensation expense, (v) loss on the extinguishment of debt and (vi) certain management fees and expenses. Adjusted EBITDA Margin represents Adjusted EBITDA as a percentage of revenues for each period. These metrics are supplemental measures of our operating performance that are neither required by, nor presented in accordance with, GAAP. These measures have limitations as analytical tools and should not be considered in isolation or as an alternative to net income or any other performance measure derived in accordance with GAAP as an indicator of our operating performance. We present Adjusted EBITDA and Adjusted EBITDA Margin because management uses these measures as key performance indicators, and we believe that securities analysts, investors and others use these measures to evaluate companies in our industry. Our calculation of Adjusted EBITDA and Adjusted EBITDA Margin may not be comparable to similarly named measures reported by other companies. Potential differences may include differences in capital structures, tax positions and the age and book depreciation of intangible and tangible assets.
The following table presents a reconciliation of net income, the most directly comparable measure calculated in accordance with GAAP, to Adjusted EBITDA and the calculation of Adjusted EBITDA Margin for the periods presented (unaudited, in thousands, except percentages):

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2023	2022	2023	2022
Net income	$21,677	$12,168	$18,088	$8,261
Interest expense, net	5,039	2,054	13,801	4,177
Provision for income taxes	7,117	3,955	6,153	2,868
Depreciation, depletion, accretion and amortization	19,536	17,244	57,769	50,291
Equity-based compensation expense	2,737	1,848	7,909	5,094
Management fees and expenses (1)	383	370	1,109	1,129
Adjusted EBITDA	$56,489	$37,639	$104,829	$71,820
Revenues	$421,893	$380,272	$1,088,522	$908,621
Adjusted EBITDA Margin	13.4%	9.9%	9.6%	7.9%
(1)Reflects fees and reimbursement of certain out-of-pocket expenses under a management services agreement with SunTx (see Note 12 - Related Parties to the unaudited consolidated financial statements included elsewhere in this report).

Results of Operations
Three Months Ended June 30, 2023 Compared to Three Months Ended June 30, 2022
The following table sets forth selected financial data for the three months ended June 30, 2023 and 2022 (unaudited in thousands, except percentages):

					Change From the Three Months Ended
	For the Three Months Ended June 30,				June 30, 2022
					to the Three Months Ended
	2023		2022		June 30, 2023
	Dollars	% of Revenues	Dollars	% of Revenues	$ Change	% Change
Revenues	$421,893	100.0%	$380,272	100.0%	$41,621	10.9%
Cost of revenues	357,821	84.8%	336,022	88.4%	21,799	6.5%
Gross profit	64,072	15.2%	44,250	11.6%	19,822	44.8%
General and administrative expenses	(32,231)	(7.7)%	(26,584)	(7.0)%	(5,647)	21.2%
Gain on sale of property, plant and equipment	1,499	0.4%	333	0.1%	1,166	350.2%
Gain on facility exchange	—	—%	—	—%	—	—%
Operating income	33,340	7.9%	17,999	4.7%	15,341	85.2%
Interest expense, net	(5,039)	(1.2)%	(2,054)	(0.5)%	(2,985)	145.3%
Other income	493	0.1%	178	—%	315	177.0%
Income before provision for income taxes	28,794	6.8%	16,123	4.2%	12,671	78.6%
Provision for income taxes	7,117	1.7%	3,955	1.0%	3,162	79.9%
Net income	$21,677	5.1%	$12,168	3.2%	$9,509	78.1%
Adjusted EBITDA	$56,489	13.4%	$37,639	9.9%	$18,850	50.1%

Revenues. Revenues for the three months ended June 30, 2023 increased $41.6 million, or 10.9%, to $421.9 million from $380.3 million for the three months ended June 30, 2022. The increase included $41.4 million of revenues attributable to acquisitions completed subsequent to June 30, 2022.
Gross Profit. Gross profit for the three months ended June 30, 2023 increased $19.8 million, or 44.8%, to $64.1 million from $44.3 million for the three months ended June 30, 2022. The increase in gross profit was the result of a 10.9% increase in revenues for the three months ended June 30, 2023 compared to the three months ended June 30, 2022 and a higher gross profit margin. The higher gross profit margin was due to (i) efficient utilization of our plants and equipment fleet and (ii) completion of new backlog with more favorable margins.
General and Administrative Expenses. General and administrative expenses for the three months ended June 30, 2023 increased $5.6 million, or 21.2%, to $32.2 million from $26.6 million for the three months ended June 30, 2022. The increase was the result of (i) a $0.9 million increase in equity-based compensation expense, (ii) a $2.2 million increase attributable to general and administrative expenses associated with the businesses acquired subsequent to June 30, 2022, and (iii) a $3.3 million increase in management personnel payroll and benefits, partially offset by a $0.8 million decrease in other general and adminstrative expenses.
Gain on Sale of Property, Plant and Equipment. Gain on sale of property, plant and equipment for the three months ended June 30, 2023 increased $1.2 million, or 350.2%, to $1.5 million from $0.3 million for the three months ended June 30, 2022. The increase was primarily the result of higher levels of sales of equipment and components during the three months ended June 30, 2023.
Interest Expense, Net. Interest expense, net for the three months ended June 30, 2023 increased $2.9 million, or 145.3%, to $5.0 million compared to $2.1 million for the three months ended June 30, 2022. The increase in interest expense was due to a $80.4 million increase in the average principal debt balance outstanding and higher interest rates during the three months ended June 30, 2023 compared to the corresponding period in 2022.

Provision for Income Taxes. Our effective tax rate increased to 24.7% for the three months ended June 30, 2023, from 24.5% for the three months ended June 30, 2022. Our higher effective tax rate during the three months ended June 30, 2023 was due to differences in state tax rates at our operating subsidiaries.

Net Income. Net income increased $9.5 million to $21.7 million for the three months ended June 30, 2023, compared to $12.2 million for the three months ended June 30, 2022. The increase in net income was primarily a result of higher gross profit, partially offset by an increase in general and administrative expenses and interest expense, net, all as described above.

Adjusted EBITDA and Adjusted EBITDA Margin. Adjusted EBITDA and Adjusted EBITDA Margin were $56.5 million and 13.4%, respectively, for the three months ended June 30, 2023, compared to $37.6 million and 9.9%, respectively, for the three months ended June 30, 2022. The increase in Adjusted EBITDA and Adjusted EBITDA Margin resulted from an increase in gross profit, gain on sale of property, plant and equipment, and depreciation, depletion, accretion and amortization, partially offset by higher general and administrative expenses, all as described above. See the description of Adjusted EBITDA and Adjusted EBITDA Margin, as well as a reconciliation of Adjusted EBITDA to net income and the calculation of Adjusted EBITDA Margin, under the heading “How We Assess Performance of Our Business” above.
Nine Months Ended June 30, 2023 Compared to Nine Months Ended June 30, 2022
The following table sets forth selected financial data for the nine months ended June 30, 2023 and 2022 (unaudited in thousands, except percentages):

					Change From the Nine Months Ended
	For the Nine Months Ended June 30,				June 30, 2022
					to the Nine Months Ended
	2023		2022		June 30, 2023
	Dollars	% of Revenues	Dollars	% of Revenues	$ Change	% Change
Revenues	$1,088,522	100.0%	$908,621	100.0%	$179,901	19.8%
Cost of revenues	967,674	88.9%	818,910	90.1%	148,764	18.2%
Gross profit	120,848	11.1%	89,711	9.9%	31,137	34.7%
General and administrative expenses	(93,945)	(8.6)%	(76,530)	(8.5)%	(17,415)	22.8%
Gain on sale of property, plant and equipment	4,825	0.4%	1,788	0.2%	3,037	169.9%
Gain on facility exchange	5,389	0.5%	—	—%	5,389	—%
Operating income	37,117	3.4%	14,969	1.6%	22,148	148.0%
Interest expense, net	(13,801)	(1.3)%	(4,177)	(0.5)%	(9,624)	230.4%
Other income	925	0.1%	337	0.1%	588	174.5%
Income before provision for income taxes	24,241	2.2%	11,129	1.2%	13,112	117.8%
Provision for income taxes	6,153	0.6%	2,868	0.3%	3,285	114.5%
Net income	$18,088	1.6%	$8,261	0.9%	$9,827	119.0%
Adjusted EBITDA	$104,829	9.6%	$71,820	7.9%	$33,009	46.0%

Revenues. Revenues for the nine months ended June 30, 2023 increased $179.9 million, or 19.8%, to $1.1 billion from $908.6 million for the nine months ended June 30, 2022. The increase included $91.0 million of revenues attributable to acquisitions completed subsequent to June 30, 2022 and $88.9 million of revenues in our existing markets from contract work and sales of HMA and aggregates to third parties. The 9.8% increase in revenues in our existing markets compared to the prior year period was due to strong demand in both public and private work.
Gross Profit. Gross profit for the nine months ended June 30, 2023 increased $31.1 million, or 34.7%, to $120.8 million from $89.7 million for the nine months ended June 30, 2022. The increase in gross profit was the result of a 19.8% increase in revenues for the nine months ended June 30, 2023 compared to the nine months ended June 30, 2022 and a higher gross profit margin. The higher gross profit margin was due to (i) efficient utilization of our plants and equipment fleet and (ii) completion of new backlog with more favorable margins.

General and Administrative Expenses. General and administrative expenses for the nine months ended June 30, 2023 increased $17.4 million, or 22.8%, to $93.9 million from $76.5 million for the nine months ended June 30, 2022. The increase was the result of (i) a $2.8 million increase in equity-based compensation expense, (ii) a $4.9 million increase attributable to general and administrative expenses associated with the businesses acquired subsequent to June 30, 2022, and (iii) a $10.8 million increase in management personnel payroll and benefits, partially offset by a $1.1 million decrease in other general and administrative expenses.
Gain on Sale of Property, Plant and Equipment. Gain on sale of property, plant and equipment for the nine months ended June 30, 2023 increased $3.0 million, or 169.9%, to $4.8 million from $1.8 million for the nine months ended June 30, 2022. The increase was primarily the result of $1.3 million gain on the sale of an excess office building in North Carolina that was no longer needed in our operations and higher levels of equipment and components during the nine months ended June 30, 2023.
Gain on Facility Exchange. Gain on facility exchange for the nine months ended June 30, 2023 was $5.4 million compared to $0.0 million for the nine months ended June 30, 2022. The gain was the result of the disposition of a quarry in North Carolina. In connection with this transaction, the Company acquired three HMA manufacturing plants and certain related assets located in the Nashville, Tennessee metro area.
Interest Expense, Net. Interest expense, net for the nine months ended June 30, 2023 increased $9.6 million, or 230.4%, to $13.8 million compared to $4.2 million for the nine months ended June 30, 2022. The increase in interest expense was due to a $112.5 million increase in the average principal debt balance outstanding and higher interest rates during the nine months ended June 30, 2023 compared to the corresponding period in 2022.
Provision for Income Taxes. Our effective tax rate decreased to 25.4% for the nine months ended June 30, 2023, from 25.8% for the nine months ended June 30, 2022. Our lower effective tax rate during the nine months ended June 30, 2023 was due to differences in state tax rates at our operating subsidiaries.

Net Income. Net income increased $9.8 million to $18.1 million for the nine months ended June 30, 2023, compared to $8.3 million for the nine months ended June 30, 2022. The increase in net income was primarily a result of higher gross profit, gain on sale of property, plant and equipment and gain on facility exchange, partially offset by an increase in general and administrative expenses and interest expense, net, all as described above.
Adjusted EBITDA and Adjusted EBITDA Margin. Adjusted EBITDA and Adjusted EBITDA Margin were $104.8 million and 9.6%, respectively, for the nine months ended June 30, 2023, compared to $71.8 million and 7.9%, respectively, for the nine months ended June 30, 2022. The increase in Adjusted EBITDA and Adjusted EBITDA Margin resulted from an increase in gross profit, gains on sale of property, plant and equipment, gain on facility exchange and depreciation, depletion, accretion and amortization, partially offset by higher general and administrative expenses, all as described above. See the description of Adjusted EBITDA and Adjusted EBITDA Margin, as well as a reconciliation of Adjusted EBITDA to net loss and the calculation of Adjusted EBITDA Margin, under the heading “How We Assess Performance of Our Business” above.
Liquidity and Capital Resources
Cash Flows Analysis
The following table sets forth our cash flows for the periods indicated (unaudited, in thousands):

	For the Nine Months Ended June 30,
	2023	2022
Net cash provided by operating activities, net of acquisition	$94,542	$(9,721)
Net cash used in investing activities	(118,638)	(158,607)
Net cash provided by financing activities	43,486	137,261
Net change in cash and cash equivalents	$19,390	$(31,067)

Operating Activities
During the nine months ended June 30, 2023, cash provided by operating activities, net of acquisitions, was $94.5 million, primarily as a result of:
•net income of $18.1 million, including $57.8 million of depreciation, depletion, accretion and amortization of long-lived assets, unrealized losses on derivative instruments of $1.4 million, gain on sale of property, plant and equipment of $4.8 million, gain on sale of facility exchange of $5.4 million and equity-based compensation expense of $7.9 million;

•a decrease in contracts receivable including retainage, net of $22.8 million due to normal fluctuations resulting from the timing of processing transactions in our accounts receivable cycle;

•an increase in prepaid expenses and other current assets of $3.2 million primarily due to the timing of payments under our insurance policies and other expenses;

•an increase in inventories of $12.0 million due to increased inventories from acquisitions, growth in existing markets, higher inventory costs and normal fluctuations in our inventory cycle;

•a decrease in accounts payable and accrued expenses and other current liabilities of $9.2 million due to the timing of processing transactions in our accounts payable cycle; and

•a net increase of $10.6 million in the difference between billings in excess of costs and estimated earnings on uncompleted contracts and costs and estimated earnings in excess of billings on uncompleted contracts and due to the timing of performing and closing projects.

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

Investing Activities
During the nine months ended June 30, 2023, cash used in investing activities was $118.6 million, of which $82.7 million related to acquisitions completed in the period, $79.0 million was invested in property, plant and equipment and $7.9 million was invested in restricted investments by the Captive, partially offset by $12.6 million of proceeds from the sale of property, plant and equipment, $37.0 million of proceeds from the facility exchange and $1.4 million of proceeds from the sale of restricted investments.
During the nine months ended June 30, 2022, cash used in investing activities was $158.6 million, of which $102.9 million related to acquisitions completed in the period, $52.2 million was invested in property, plant and equipment and $7.7 million was invested in restricted investments by the Captive, partially offset by $4.2 million of proceeds from the sale of equipment.
Financing Activities
During the nine months ended June 30, 2023, cash provided by financing activities was $43.5 million. We received $53.0 million of proceeds from our Credit Facility, which were primarily used for acquisitions completed in the period. This cash flow was partially offset by $9.4 million of principal payments on long-term debt.
During the nine months ended June 30, 2022, cash provided by financing activities was $137.3 million. We received $142.3 million of proceeds from issuance of long-term debt, net of debt issuance costs and discounts, primarily used for acquisitions completed in the period. This increase in cash was partially offset by $5.0 million of principal payments on long-term debt.

Credit Agreement
We and each of our subsidiaries are parties to the Credit Agreement, which provides for the Term Loan and the Revolving Credit Facility. At June 30, 2023 and September 30, 2022, there was $277.5 million and $271.9 million, respectively, of principal outstanding under the Term Loan, $143.1 million and $105.1 million, respectively, of principal outstanding under the Revolving Credit Facility, and availability of $171.9 million and $208.6 million, respectively, under the Revolving Credit Facility, including a reduction for outstanding letters of credit. The Company also had $10.0 million available under the Delayed Draw Term Loan at June 30, 2023 and September 30, 2022.
The Credit Agreement requires the Company to satisfy certain financial covenants, including a minimum fixed charge coverage ratio of 1.20-to-1.00 and a maximum consolidated leverage ratio of 3.50-to-1.00, subject to certain adjustments. At June 30, 2023 and September 30, 2022, our fixed charge coverage ratio was 2.00-to-1.00 and 2.56-to-1.00, respectively, and our consolidated leverage ratio was 2.27-to-1.00 and 2.79-to-1.00, respectively.

From time to time, the Company has entered into interest rate swap agreements to hedge against the risk of changes in interest rates. At June 30, 2023 and September 30, 2022, the aggregate notional value of the interest rate swap agreement was $300.0 million, and the fair value was $24.5 million and $24.7 million, respectively, which amounts are included within other assets on the Company’s Consolidated Balance Sheets.
For more information about the Credit Agreement, see Note 8 - Debt to the unaudited consolidated financial statements included elsewhere in this report.
Capital Requirements and Sources of Liquidity

During the nine months ended June 30, 2023 and 2022, our capital expenditures were approximately $79.0 million and $52.2 million, respectively. Our capital expenditures are typically made during the fiscal year in which they are approved. At June 30, 2023, our commitments for capital expenditures were not material to our financial condition or results of operations on a consolidated basis. For fiscal 2023, we expect total capital expenditures to be $85.0 million to $90.0 million. Our capital expenditure budget is an estimate and is subject to change.
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

Contractual Obligations

The following table summarizes our significant obligations outstanding as of June 30, 2023 (unaudited, in thousands):

		Payments Due by Fiscal Year
	Total	2023	2024	2025	2026	2027	2028 and Thereafter
Debt obligations	$420,600	$3,125	$14,500	$18,125	$21,750	$363,100	$—
Operating leases	21,927	799	2,793	2,390	2,273	2,098	11,574
Purchase commitments	4,396	1,259	2,653	484	—	—	—
Royalty payments	2,556	18	295	256	192	180	1,615
Asset retirement obligations	2,402	—	—	—	—	—	2,402
Total	$451,881	$5,201	$20,241	$21,255	$24,215	$365,378	$15,591

Off-Balance Sheet Arrangements
As of June 30, 2023, we had aggregate letters of credit outstanding in the amount of $10.0 million, future purchase commitments of diesel fuel and natural gas of $4.3 million and $0.1 million, respectively, and $2.6 million of minimum royalty payments related to aggregates facilities. Other than the letters of credit, future purchase commitments and minimum royalty payments, we do not currently have any off-balance sheet arrangements that have, or are reasonably likely to have, a material current or future effect on our financial condition, changes in our financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources. See Note 17 - Commitments to our unaudited consolidated financial statements included elsewhere in this report for additional information.

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
The table below provides information about the Company’s swap contracts that are sensitive to changes in commodity prices, specifically fuel and natural gas, as of June 30, 2023 (unaudited).

	Carrying Amount	Fair Value
Fuel swap contracts (1)
Contract volumes (1,000 gallons)	1,008
Weighted average price (per gallon)	2.80
Contract amount (in thousands)	$(531)	$(531)

Natural gas swap contracts (1)
Contract volumes (1,000 MMBTU)	250
Weighted average price (per MMBTU)	3.88
Contract amount (in thousands)	$(351)	$(351)

(1) See also Note 15 - Investment in Derivative Instruments and Note 16 - Fair Value Measurements to the unaudited consolidated financial statements included elsewhere in this report.

Interest Rate Risk
We are exposed to interest rate risk on certain of our short- and long-term debt obligations used to finance our operations and acquisitions. We have SOFR-based floating rate borrowings under the Credit Agreement, which expose us to variability in interest payments due to changes in the reference interest rates. From time to time, we use derivative instruments as hedges against the impact of interest rate changes on future earnings and cash flows. We do not enter into such derivative instruments for speculative or trading purposes. At June 30, 2023, we had a total of $420.6 million of variable rate borrowings outstanding. Holding other factors constant and absent the interest rate swap agreements described above, a hypothetical 1% change in our borrowing rates would result in a $4.2 million change in our annual interest expense based on our variable rate debt at June 30, 2023.
The following table presents the future principal payment obligations, interest payments, and fair values associated with the Company’s debt instruments assuming the Company’s actual level of variable rate debt as of June 30, 2023 (unaudited, in thousands).

							Fair
	2023	2024	2025	2026	Thereafter	Total	Value
Debt obligations
Term Loan Principal Payments	$3,125	$14,500	$18,125	$21,750	$220,000	$277,500	$277,500
Revolving Credit Facility Principal Payments	—	—	—	—	143,100	143,100	143,100
Interest Payments (1)	7,361	28,842	27,796	26,369	18,777

(1) Represents projected interest payments using the Company’s June 2023 SOFR-based floating rate of 7.00% per annum.
The notional amount of the Company’s outstanding interest rate swap contract at June 30, 2023 was $300.0 million. The maturity date of this swap is June 30, 2027, and the fair value of the outstanding swap contract was $24.5 million as of June 30, 2023. See also Note 15 - Investment in Derivative Instruments and Note 16 - Fair Value Measurements to the unaudited consolidated financial statements included elsewhere in this report.
Inflation Risk
We are subject to the effects of inflation through wage pressures, increases in the cost of raw materials used to produce HMA, and increases in other items, such as fuel, concrete and steel. In recent years, inflation, supply chain and labor constraints have had a significant impact on the global economy, including the construction industry in the United States. While it is impossible to fully eliminate the impact of these factors, we seek to recover increasing costs by obtaining higher prices for our products or by including the anticipated price increases in our bids. Due to the relatively short-term duration of our construction contracts, we are generally able to reduce our exposure to price increases on new contracts, but we are limited in our ability to pass through increased costs for projects already in our backlog. Going forward, continued cost inflation in these areas may require further price adjustments to maintain profit margin, and any price increases may have a negative effect on demand.

Item 4. Controls and Procedures.
Evaluation of Disclosure Control and Procedures
Our management carried out, as of June 30, 2023, with the participation of our Chief Executive Officer and our Chief Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2023, our disclosure controls and procedures were effective to provide reasonable assurance that material information required to be disclosed by us in reports we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Inflation and supply chain disruptions have the potential to adversely affect our business, financial condition and results of operations, particularly if we are unable to pass through increased costs to our customers. During the three and nine months ended June 30, 2023, we continued to experience an upward trend in several inflation-sensitive inputs that we use to provide our products and services, including upward pressure on wages and increases in the cost of raw materials used to produce HMA and other items critical to our business, including fuel, concrete and steel. In addition, we continued to experience disruptions from various participants in our supply chains, including subcontractors, materials suppliers and equipment manufacturers, who provide the raw materials, equipment, vehicles, construction supplies and other services we require in order to manufacture HMA and perform our construction projects. While we have been able to mitigate some of the effects of inflation, supply chain disruptions and labor constraints on our business by increasing prices for our products and including the anticipated cost increases in the construction projects for which we bid, we may not be able to do so in the future. In addition, we are limited in our ability to pass through increased costs for projects already in our backlog, and if we are unable to do so, we may not recoup our losses or diminished profit margins. If inflation and supply chain disruptions continue to rise, we may be required to implement further price adjustments to maintain our profit margin, and any price increases may have a negative effect on demand.
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

Item 5. Other Information.
None.

Item 6. Exhibits.

Exhibit Number	Description
3.1*	Amended and Restated Certificate of Incorporation of Construction Partners, Inc., as amended through February 23, 2023
3.2	Amended and Restated By-Laws of Construction Partners, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 001-38479) filed on November 9, 2022)
4.1	Form of Class A Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-224174) filed on April 23, 2018)
10.1*
Second Amendment to Third Amended and Restated Credit Agreement, dated as of May 8, 2023, by and among Construction Partners, Inc. and each of its wholly owned subsidiaries, as borrowers, PNC Bank, National Association, as administrative agent and issuing lender, and certain other lenders party thereto

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 8th day of August, 2023.

CONSTRUCTION PARTNERS, INC.

By:	/s/ Fred J. Smith, III
Fred J. Smith, III
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name and Signature	Title	Date

/s/ Fred J. Smith, III	President and Chief Executive Officer	August 8, 2023
Fred J. Smith, III	(Principal Executive Officer and duly authorized officer)

/s/ Gregory A. Hoffman	Senior Vice President and Chief Financial Officer	August 8, 2023
Gregory A. Hoffman	(Principal Financial Officer and duly authorized officer)