Form 10-K
period 2023-09-30
Construction Partners, Inc.
filed 2023-11-29
CIK 1718227

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended September 30, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to .
Commission file number:  001-38479
CONSTRUCTION PARTNERS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	26-0758017 (I.R.S. Employer Identification Number)
290 Healthwest Drive, Suite 2 Dothan, Alabama 36303 (Address of Principal Executive Offices) (ZIP Code)
(334) 673-9763 (Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Class A common stock, par value $0.001	ROAD	The Nasdaq Stock Market LLC
(Nasdaq Global Select Market)

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.    ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold on March 31, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, was $1,085,926,184.

As of November 27, 2023, the registrant had 43,711,058 shares of Class A common stock, par value $0.001, and 8,998,511 shares of Class B common stock, par value $0.001, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the registrant’s fiscal year ended September 30, 2023 in connection with the registrant’s 2024 annual meeting of stockholders are incorporated by reference into Part III of this report.

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
•unfavorable developments affecting the banking and financial services industry;
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
2023 Fiscal Year Developments
•Acquisitions. During the 2023 fiscal year, we completed five acquisitions across four states, adding to or expanding our operations in Alabama, North Carolina, South Carolina and Tennessee. As a result of these acquisitions, we added eight asphalt plants and a diverse fleet of equipment and vehicles, as well as skilled construction professionals. The total transaction consideration for these acquisitions was approximately $92.0 million. We also disposed of a quarry in North Carolina, resulting in total cash proceeds of $37.0 million and a gain on the facility exchange of $5.4 million. For further discussion regarding these transactions, see Note 4 - Business Acquisitions to the consolidated financial statements included elsewhere in this report.
•Inflationary and Supply Chain Trends. During the fiscal year ended September 30, 2023, we continued to experience an upward trend in certain inflation-sensitive inputs for our products and services, including upward pressure on wages and increases in the cost of raw materials used to produce HMA, such as liquid asphalt and aggregate materials. We also experienced some disruptions from subcontractors, materials suppliers, equipment manufacturers and others in our supply chain, although to a lesser extent than in recent years. We have been able to mitigate some of the effects of inflation, supply chain disruptions and labor constraints on our business by increasing prices for our products and including the anticipated cost increases in the construction projects we bid. However, we are limited in our ability to pass through increased costs for projects already in our backlog and, under those circumstances, may be unable to recoup losses or diminished profit margins by passing these costs through to our customers.
Our Industry
We operate in the large and growing highway and road construction industry and specifically within the asphalt paving materials and services segment. Asphalt paving mix is the most common roadway material used today due to its cost effectiveness, durability and reusability, and minimized traffic disruption during paving, as compared to concrete. Recent growth in our industry has been driven by federal, state and local Department of Transportation (“DOT”) budgets, which annually earmark amounts for transportation and infrastructure spending. The federal Fixing America’s Surface Transportation Act (the “FAST Act”), which was signed into law in 2015, provided funding for surface transportation infrastructure through September 30, 2020, and a continuing resolution approved in October 2020 extended the FAST Act surface transportation programs by one year and added $13.6 billion to the federal Highway Trust Fund. In November 2021, the federal Infrastructure Investment and Jobs Act (the “IIJA”) was signed into law. The IIJA provides for $548 billion in new infrastructure spending over five years through a reauthorization of traditional surface transportation programs and additional funding for highways, bridges and airports, among other things. In addition, certain states within our markets have in recent years approved legislation that supports funding for construction of local road, bridge and transit projects. The non-discretionary nature of highway and road construction services and materials supports stable and consistent industry funding. The Inflation Reduction Act of 2022 provides funding for numerous projects and initiatives relevant to the surface transportation industry, including grants for safety and environmental improvements, incentives for the use of construction materials and products with lower levels of embodied greenhouse gas emissions, and streamlined environmental review processes for proposed projects.

Projects and Customers
We provide construction products and services to both public and private infrastructure projects, with an emphasis on highways, roads, bridges, airports, and commercial and residential sites in the southeastern United States. We provide a wide range of large sitework construction, including site development, paving, and utility and drainage systems construction, and supply the HMA required for the projects. Our projects consist of both new construction and maintenance services. Publicly funded projects and third-party sales accounted for approximately 63%, and privately funded projects and third-party sales accounted for approximately 37%, of our fiscal 2023 revenues. Our public customers include federal agencies, state DOTs and local municipalities. Our private clients include commercial and residential developers and businesses.
Our largest customers are state DOTs. For the fiscal year ended September 30, 2023, the Florida DOT and North Carolina DOT accounted for 10.7% and 10.5% of our revenues, respectively. Other than the Florida DOT and North Carolina DOT, no other customer accounted for more than 10% of our revenues for the fiscal year ended September 30, 2023, and projects performed for all DOTs accounted for 36.2% of our revenues. Our 25 largest projects accounted for 16.5% of our revenues for the fiscal year ended September 30, 2023.
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
•Phase One: We review the plans and specifications of the project so that we can identify (i) the various types of work involved and related estimated materials, (ii) the contract duration and schedule, and (iii) any unique aspects or significant risk factors of the project.
•Phase Two: We estimate the cost and availability of labor, materials and equipment, subcontractors and the project team required to complete the contract in accordance with the plans, specifications and construction schedule. Substantially all of our estimates are made on a per-unit basis for each bid item, with the typical contract containing 50 to 200 bid items.
•Phase Three: Management conducts a detailed review of the estimate. This review includes an analysis of assumptions regarding (i) cost, approach, means and methods of completing the project, (ii) staffing and productivity and (iii) risk. After concluding this detailed review of the cost estimate, management determines the appropriate profit margin to calculate the total bid amount. This profit margin varies according to management’s perception of the degree of difficulty of the contract, the existing competitive climate and the size and makeup of our contract backlog. Throughout this process, we work closely with our project managers so that all issues concerning a contract, including any risks, can be better understood and addressed as appropriate.
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
Contract Backlog
At September 30, 2023, our contract backlog was $1.6 billion compared to $1.4 billion at September 30, 2022. Contract backlog is a financial measure that generally reflects the dollar value of work that the Company expects to perform in the future. Although contract backlog is not a term recognized under generally accepted accounting principles in the United States (“GAAP”), it is a common measure used in our industry. We generally include a construction project in our contract backlog at the time it is awarded and to the extent we believe funding is probable. Our backlog generally consists of uncompleted work on contracts in progress and contracts for which we have executed a contract but have not commenced the work. For uncompleted work on contracts in progress, we include (i) executed change orders, (ii) pending change orders for which we expect to receive confirmation in the ordinary course of business and (iii) claims that we have made against our customers for which we have determined we have a legal basis under existing contractual arrangements and as to which we consider collection to be probable. Backlog of uncompleted work on contracts under which work was either in progress or had not yet begun was $1.3 billion and $1.0 billion at September 30, 2023 and 2022, respectively.
Our backlog also includes low bid/no contract projects, which consist of (i) public bid projects for which we were the low bidder and no contract has been executed and (ii) private work projects for which we have been notified that we are the low bidder or have been given a notice to proceed, but no contract has been executed. Low bid/no contract backlog was $0.3 billion and $0.4 billion at September 30, 2023 and 2022, respectively. At September 30, 2023, we expected approximately 73% of our contract backlog to be completed during the next 12 months.
Certain customer contracts contain options that are exercisable at the discretion of our customer to award additional work to us, without requiring us to go through an additional competitive bidding process. In addition, some customer contracts also contain task orders that are signed under master contracts pursuant to which we perform work only when the customer awards specific task orders to us. Awarded contracts that include unexercised contract options and unissued task orders are included in contract backlog to the extent that the exercise of such options or the issuance of such task orders is probable.
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
Competition
We compete against multiple competitors in many of the markets in which we operate. Competition is constrained in our industry because participants are limited by the distance that materials can be efficiently transported, resulting in a fragmented market with thousands of participants nationwide, many of which are local or regional operators. Our competitors typically range from small, family-owned companies focused on a single material, product or market to multinational corporations that offer a wide array of construction materials, products and paving and related services. Factors influencing our competitiveness include price, estimating abilities, knowledge of local markets and conditions, project management, financial strength, reputation for quality, aggregate materials availability and machinery and equipment. We believe that we are well-positioned to compete effectively in the markets in which we operate.
Seasonality
The activity of our business fluctuates due to seasonality because our business is primarily conducted outdoors. Therefore, seasonal changes and other weather-related conditions, in particular extended snowy, rainy or cold weather and major weather events, such as hurricanes, tornadoes, tropical storms and heavy snows, can adversely affect our business and operations through a decline in both the use of our products and the demand for our services. In addition, construction materials production and shipment levels follow activity in the construction industry, which typically occurs in the spring, summer and fall. Warmer and drier weather during our third and fourth fiscal quarters typically result in higher activity and revenues during those quarters. Our first and second fiscal quarters typically have lower levels of activity due to adverse weather conditions. Our third fiscal quarter varies greatly with spring rains and wide temperature variations. A cool, wet spring increases drying time on projects, which can delay revenue in the third fiscal quarter, while a warm, dry spring may facilitate earlier project commencement dates.
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
•obligations to restore or reclaim former mining areas;

•requirements to comply with specific health and safety criteria addressing worker protection; and
•the imposition of substantial liabilities for pollution resulting from our operations.
Such federal laws include (i) the Federal Solid Waste Disposal Act, as amended by the Resource Conservation and Recovery Act, the Pollution Prevention Act and the Comprehensive Environmental Response, Compensation and Liability Act, governing solid and hazardous waste management, (ii) the Clean Air Act, the Clean Water Act and the Safe Drinking Water Act, protecting air and water resources, and (iii) the Emergency Planning and Community Right-to-Know Act and Toxic Substances Control Act, governing the management of hazardous materials, (iv) the federal Mine Safety and Health Act of 1977, requiring certain disclosures of mining-related health and safety violations, orders, citations, assessments, legal actions, and mining-related fatalities, and (v) the Occupational Safety and Health Act, governing working conditions for workers, in addition to analogous state laws. Numerous governmental authorities, such as the Environmental Protection Agency and corresponding state agencies, have the power to enforce compliance with these laws and regulations and the permits issued under them. Such enforcement actions often involve difficult and costly compliance measures or corrective actions. Failure to comply with these laws and regulations may result in the assessment of sanctions, including administrative, civil or criminal penalties, compensatory damages, injunctive relief, the imposition of investigatory or remedial obligations, and the issuance of orders limiting or prohibiting some or all of our operations. In addition, we may experience delays in obtaining, or be unable to obtain, required permits, which may delay or interrupt our operations and limit our growth and revenue.
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
Industrial operations, including equipment maintenance and storage, asphalt manufacturing and processing, underground storage tank usage and other storage and use of hazardous materials and petroleum products, are conducted at our facilities, and in some cases, have been conducted at our facilities for more than 50 years. While we have conducted our operations in substantial compliance with applicable environmental laws, we have, from time to time, identified contamination associated with these activities at certain of our facilities. We have incurred costs in connection with the investigation and remediation of hazardous substances and petroleum products identified at several facilities, and investigation and remediation activities are ongoing at others. We may also become subject to similar liabilities in connection with prior and future acquisitions. We do not believe that liabilities associated with known or potential contamination at any of our facilities will have a material adverse effect on our operations or financial condition.
Employees and Human Capital Resources
As of September 30, 2023, we employed 1,146 salaried employees and 2,868 hourly employees. The total number of hourly personnel at a given time is subject to the volume of projects in progress and fluctuates on a seasonal basis. During fiscal year 2023, the number of hourly employees ranged from 2,656 to 2,892 employees and averaged 2,782 employees. We are not subject to any collective bargaining agreements with respect to any of our employees. We believe that we have strong relationships with our employees.

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
We currently operate in Alabama, Florida, Georgia, North Carolina, South Carolina and Tennessee. A significant slowdown or decline in economic conditions or uncertainty regarding the economic outlook in the United States generally, or in any of these states particularly, could reduce demand for infrastructure projects. Demand for infrastructure projects depends on overall economic conditions, the need for new or replacement infrastructure, the priorities placed on various projects funded by governmental entities and federal, state and local government spending levels. In particular, low tax revenues, credit rating downgrades, budget deficits and financing constraints, including timing and amount of federal funding and competing governmental priorities, could negatively impact the ability of government agencies to fund existing or new public infrastructure projects. In addition, any instability in the financial and credit markets could negatively impact our customers’ ability to pay us on a timely basis, or at all, for work on projects already in progress, could cause our customers to delay or cancel construction projects in our contract backlog and could create difficulties for customers to obtain adequate financing to fund new construction projects, including through the issuance of municipal bonds.

Our business depends on federal, state and local government spending for public infrastructure construction, and reductions in government funding could adversely affect our results of operations.
During the fiscal year ended September 30, 2023, we generated approximately 63% of our construction contract revenues from publicly funded construction projects and the sale of construction materials to public customers at the federal, state and local levels. As a result, if publicly funded construction decreases due to reduced federal, state or local funding or otherwise, our financial condition, results of operations and liquidity could be materially adversely affected.
Federal highway bills provide spending authorizations that represent the maximum amounts available for federally funded construction projects. Each year, Congress passes an appropriation act establishing the amount that can be used for particular programs. The annual funding level is generally tied to receipts of highway user taxes placed in the federal Highway Trust Fund. Once Congress passes the annual appropriation, the federal government distributes funds to each state based on formulas or other procedures. States generally must spend these funds on the specific programs outlined in the federal legislation. In recent years, the Highway Trust Fund has faced insolvency as outlays have outpaced revenues, and annual shortfalls have been addressed primarily by short-term measures. In November 2021, the IIJA was signed into law, which increases federal spending on surface transportation programs and provides additional funding for highways, bridges and airports over a five-year period. In addition, the Inflation Reduction Act passed in August 2022 provides funding for a variety of infrastructure-related programs. Although these laws provide for funding at historically high levels, the timing, nature and scale of the projects for which these funds under these programs or otherwise will be used remains uncertain given variations in the appropriation processes at the federal and state levels. As a result, we cannot be assured of the existence, timing or amount of future federal highway funding. Federal highway funding is also subject to uncertainties associated with congressional spending as a whole, including the potential impacts of budget deficits, government shutdowns and federal sequestration. Any reduction in federal highway funding, particularly in the amounts allocated to states in which we operate, could have a material adverse effect on our results of operations.
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
Our largest customers are state DOTs. During the fiscal year ended September 30, 2023, the Florida DOT and the North Carolina DOT accounted for 10.7% and 10.5% of our revenues, respectively, and projects performed for all state DOTs accounted for 36.2% of our revenues. We believe that we will continue to rely on state DOTs for a substantial portion of our revenues for the foreseeable future. The loss or reduction of our ability to competitively bid for certain projects or successfully contract with state DOTs could have a material adverse effect on our financial condition, results of operation and liquidity. See Note 2 - Significant Accounting Policies, Concentration of Risks, to the consolidated financial statements included elsewhere in this report for information relating to concentrations of revenues by type of customer and for a description of our largest customers.
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
Inflation and supply chain disruptions have the potential to adversely affect our business, financial condition and results of operations, particularly if we are unable to pass through increased costs to our customers. During the fiscal year ended September 30, 2023, we continued to experience an upward trend in several inflation-sensitive inputs that we use to provide our products and services, including upward pressure on wages and increases in the cost of raw materials used to produce HMA and other items critical to our business, including fuel, concrete and steel. In addition, we continued to experience disruptions from various participants in our supply chains, including subcontractors, materials suppliers and equipment manufacturers, who provide the raw materials, equipment, vehicles, construction supplies and other services we require in order to manufacture HMA and perform our construction projects. While we have been able to mitigate some of the effects of inflation, supply chain disruptions and upward wage pressures on our business by increasing prices for our products and including the anticipated cost increases in the construction projects for which we bid, we may not be able to do so in the future. In addition, we are limited in our ability to pass through increased costs for projects already in our backlog, and if we are unable to do so, we may not recoup our losses or diminished profit margins. If inflation and supply chain disruptions continue to rise, we may be required to implement further price adjustments to maintain our profit margin, and any price increases may have a negative effect on demand.

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
Since our inception, we have acquired and integrated 41 complementary businesses, which have contributed significantly to our growth. We continue to evaluate strategic acquisition opportunities that have the potential to support and strengthen our business, including acquisitions in the southeastern United States, as part of our ongoing growth strategy. We cannot predict the timing or size of any future acquisitions. To successfully acquire a target, we may need to raise additional equity and/or incur additional indebtedness, which could increase our leverage level. There can be no assurance that we will be able to identify and complete acquisition transactions on favorable terms, or at all. The investigation of acquisition candidates and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments require substantial management time and attention and costs for accountants, attorneys and others. If we fail to complete any acquisition for any reason, including events beyond our control, the costs incurred up to that point for the proposed acquisition likely would not be recoverable.
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
The success of our business depends on our ability to attract, train and retain qualified, reliable personnel, including, but not limited to, our executive officers and key management personnel. In addition, we rely on engineers, project management personnel, other employees and qualified subcontractors who possess the necessary and required experience and expertise to perform their respective services at a reasonable and competitive rate. Competition for these and other experienced personnel is intense, and it may be difficult to attract and retain qualified individuals with the requisite expertise and within the time frame demanded by our customers. In certain geographic areas, for example, we may not be able to satisfy the demand for our services because of our inability to successfully hire, train and retain qualified personnel. Also, it could be difficult to replace personnel who hold credentials that may be required to perform certain government projects and/or who have significant government contract experience.
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
In our production and distribution processes, we consume significant amounts of natural gas, electricity, diesel fuel, liquid asphalt and other petroleum-based resources. The availability and pricing of these resources are subject to market forces that are beyond our control, such as unavailability due to refinery turnarounds, higher prices charged for petroleum-based products and other factors. Furthermore, we are vulnerable to any reliability issues experienced by our suppliers, which also are beyond our control. Our suppliers contract separately for the purchase of such resources, and our sources of supply could be interrupted if our suppliers are unable to obtain these materials due to higher demand or other factors that interrupt their availability. Additionally, increases in the costs of fuel and other petroleum-based products utilized in our operations, particularly increases following a bid based on lower costs for such products, could result in a lower profit, or a loss, on a contract. Variability in the supply and prices of these resources could have a material adverse effect on our financial condition, results of operations and liquidity.
Our contract backlog is subject to reductions in scope and cancellations and therefore could be an unreliable indicator of our future earnings.
At September 30, 2023, our contract backlog was $1.6 billion, compared to $1.4 billion at September 30, 2022. Our contract backlog generally consists of construction projects for which we either have an executed contract or commitment with a client or have submitted the currently lowest bid. Contract backlog does not include external sales of HMA, aggregates and liquid asphalt cement. Moreover, our contract backlog reflects our expected revenues from the contract, commitment or bid, which is often subject to revision over time. We cannot guarantee that the revenues projected in our contract backlog will be realized or, if realized, will be profitable. Projects reflected in our contract backlog may be affected by project cancellations, scope adjustments, time extensions or other changes. Such changes may adversely affect the revenues and profit we ultimately realize on these projects.
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
In some instances, including in the case of many of our fixed unit price contracts, we guarantee that we will complete a project by a certain date. Any failure to meet the contractual schedule or satisfy the completion requirements set forth in our contracts could subject us to responsibility for costs resulting from the delay, generally in the form of contractually agreed-upon liquidated damages, liability for our customer’s actual costs arising out of our delay, reduced profits or a loss on that project and/or damage to our reputation, any of which could have a material adverse impact on our financial position, results of operations, cash flows and liquidity.
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
We maintain insurance coverage as part of our overall risk management strategy, and a majority of our contracts require us to maintain specific types and amounts of coverage. Although we have been able to obtain reasonably priced insurance coverage to meet our requirements in the past, there is no assurance that we will be able to do so in the future. For example, catastrophic events can result in decreased coverage limits, more limited coverage and increased premium costs or deductibles. If we are unable to obtain adequate insurance coverage, we would be subject to increased out-of-pocket expenses in the event of a claim and we may not be able to procure certain contracts, either of which could materially adversely affect our financial position, results of operations, cash flows or liquidity.
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
We provide our customers with products designed to comply with building codes or other regulatory requirements, as well as any applicable contractual specifications, including, but not limited to, with respect to durability, compressive strength and weight-bearing capacity. If our products do not satisfy these requirements and specifications, material claims may arise against us, our reputation could be damaged and, if any such claims are for an uninsured, non-indemnified or product-related matter, then resolution of such claims against us could have a material adverse effect on our financial condition, results of operations or liquidity.

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
We have in the past been, and may in the future be, required to remediate contaminated properties currently or formerly owned or operated by us or third-party facilities that receive waste generated by our operations, regardless of whether such contamination resulted from our own actions or those of others and whether such actions complied with applicable laws at the time they were taken. In connection with certain acquisitions, we could assume, or be required to provide indemnification against, environmental liabilities that could expose us to material losses. Furthermore, the existence of contamination at properties that we own, lease or operate could result in increased operational costs or restrictions on our ability to use those properties as intended, including for mining purposes. For example, our lease agreements associated with our aggregates facilities could, if not appropriately managed, subject us to specific reclamation obligations, costs, or liabilities for any contamination or regulatory violations arising from our mining operations.

Numerous government authorities, such as the U.S. Environmental Protection Agency (the “EPA”) and analogous state agencies, have the power to enforce compliance with these laws and the permits issued under them. Such enforcement actions often involve difficult and costly compliance measures or corrective actions. Certain environmental laws impose strict liability (i.e., no showing of “fault” is required) or joint and several liability for costs required to remediate and restore sites where hazardous substances, hydrocarbons or solid wastes have been stored or released. Failure to comply with these laws and regulations may result in the assessment of sanctions, including administrative, civil or criminal penalties, compensatory damages, injunctive relief, the imposition of investigatory or remedial obligations, and the issuance of orders limiting or prohibiting some or all of our operations. In addition, we may experience delays in obtaining, or be unable to obtain, required permits, which may delay or interrupt our operations and limit our growth and revenue.
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
The potential impact of climate change on our operations and our customers remains uncertain. The primary risk that climate change poses to our business is the potential for increases in the volume, frequency and intensity of rainfall and tropical storms, which would impair our ability to perform our construction projects. Climate change could also lead to disruptions in our supply chain, thereby impairing our production capabilities, or the distribution of our products due to major storm events or prolonged adverse conditions, changing temperature levels or flooding from sea level changes, especially in our coastal markets. These changes could be severe and could negatively impact demand for our products and services. In addition, governmental initiatives to address climate change could, if adopted, restrict our operations, require us to make capital or other expenditures to comply with these initiatives, increase our costs, impact our ability to compete or negatively impact efforts to obtain permits, licenses and other approvals for existing and new facilities. Our inability to timely respond to the risks posed by climate change and the costs of compliance with climate change laws and regulations could have a material adverse impact on us.

Increasing focus by stakeholders on environmental, social and governance (“ESG”) policies and practices could result in additional costs and could adversely impact our reputation, investor perception, employee retention and willingness of third parties to do business with us.

In recent years, there has been increasing focus from stakeholders, including government agencies, investors, consumers and employees, on our ESG policies and practices. Additionally, public interest and legislative pressure related to public companies’ ESG practices continues to grow. If our policies and practices do not meet regulatory requirements or stakeholders’ evolving expectations for responsible corporate citizenship in areas including environmental stewardship, employee health and safety practices, director and employee diversity, human capital management and corporate governance, our reputation and employee retention may be negatively impacted, and customers and suppliers may be unwilling to do business with us. In addition, we are subject to various federal and state laws in connection with our operations, and inconsistency in legislation and regulations among jurisdictions and expected additional regulations may require greater resources to monitor, report and comply with various ESG practices. Any assessment of the potential impact of future ESG-related regulations or industry standards is uncertain given the wide scope of potential regulatory change where we operate. As a result, the effects of increased focus by stakeholders on ESG matters could have short- and long-term impacts on our business and operations.

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
Although we take steps to verify the employment eligibility status of all of our employees, some of our employees may, without our knowledge, be unauthorized workers. Unauthorized workers are subject to deportation and may subject us to fines or penalties and, if any of our workers are found to be unauthorized, we could experience adverse publicity that could make it more difficult to hire and retain qualified employees. Termination of a significant number of unauthorized employees may disrupt our operations, cause temporary increases in our labor costs as we train new employees and result in additional adverse publicity. We could also become subject to fines, penalties and other costs related to claims that we did not fully comply with all recordkeeping obligations of federal and state immigration laws. If we fail to comply with these laws, our operations may be disrupted, and we may be subject to fines or, in extreme cases, criminal sanctions. In addition, many of our customer contracts specifically require compliance with immigration laws, and, in some cases, our customers’ audit compliance with these laws. Further, several of our customers require that we ensure that our subcontractors comply with these laws with respect to the workers that perform services for them. A failure to comply with these laws or to ensure compliance by our subcontractors could damage our reputation and may cause our customers to cancel contracts with us or to not award future business to us. These factors could adversely affect our results of operations and financial position.
Federal, state and local employment-related laws and regulations could increase our cost of doing business and subject us to fines and lawsuits.
Our operations are subject to a variety of federal, state and local employment-related laws and regulations, including, but not limited to, the U.S. Fair Labor Standards Act, which governs such matters as minimum wages, the Family Medical Leave Act, overtime pay, compensable time, recordkeeping and other working conditions, Title VII of the Civil Rights Act, the Employee Retirement Income Security Act, the Americans with Disabilities Act, the National Labor Relations Act, regulations of the Equal Employment Opportunity Commission, regulations of the Office of Civil Rights, regulations of the Department of Labor, regulations of state attorneys general, federal and state wage and hour laws, and a variety of similar laws enacted by the federal and state governments that govern these and other employment-related matters. As our employees are located in a number of states, compliance with these evolving federal, state and local laws and regulations could substantially increase our cost of doing business. In recent years, companies have been subject to lawsuits, including class action lawsuits, alleging violations of federal and state law regarding workplace and employment matters, overtime wage policies, discrimination and similar matters, some of which have resulted in the payment of meaningful damages by the defendants. Similar lawsuits may be threatened or instituted against us from time to time, and we may incur damages and expenses resulting from lawsuits of this type, which could have a material adverse effect on our business, financial condition or results of operations. [We are currently subject to employee-related legal proceedings in the ordinary course of business. While we believe that we have adequate reserves for those losses that we believe are probable and can be reasonably estimated, the ultimate results of legal proceedings and claims cannot be predicted with certainty.
Financial Risks
Our substantial indebtedness could adversely affect our financial condition and prevent us from fulfilling our obligations.
Our debt consists primarily of our borrowings under our Third Amended and Restated Credit Agreement with PNC Bank, National Association (successor in interest to BBVA USA) and certain other lenders party from time to time thereto (as amended, the “Credit Agreement”), which, as of September 30, 2023, provided for a $250.0 million term loan (the “Term Loan”), a $325.0 million revolving credit facility (the “Revolving Credit Facility”) and a $50.0 million delayed draw term loan (the “Delayed Draw Term Loan”, and together with the Term Loan, the “Term Loans”). A significant portion of our cash flow is required to pay interest and principal on our outstanding indebtedness, and we may be unable to generate sufficient cash flow from operations, or have future borrowings available, to enable us to repay our indebtedness or to fund other liquidity needs. Among other consequences, this level of indebtedness could:

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
Volatility in the credit markets, including due to the recent bank failures as well as the U.S. Federal Reserve Bank’s actions and pace of interest rate increases to combat inflation in the United States, may further increase our interest payments. We have secured overnight financing rate (“SOFR”)-based floating rate borrowings under the Credit Agreement, which expose us to variability in interest payments due to changes in the reference interest rates. SOFR is a relatively new reference rate and has a limited history, and changes in SOFR have, on occasion, been more volatile than changes in other benchmark or market rates. As a result, the amount of interest we may pay on our variable rate indebtedness is difficult to predict.

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
The Credit Agreement contains a number of covenants that limit our ability to incur additional indebtedness or guarantees, create liens on assets, change our or our subsidiaries’ fiscal year, enter into sale and leaseback transactions, enter into certain restrictive agreements, engage in mergers or consolidations, participate in partnerships and joint ventures, sell assets, incur additional liens, pay dividends or distributions and make other restricted payments, make investments, loans or advances, repay or amend the terms of subordinated indebtedness, make acquisitions, enter into certain operating leases, enter into certain hedge transactions, amend material contracts and engage in certain transactions with affiliates. The Credit Agreement also requires us to maintain a fixed charge coverage ratio and a consolidated leverage ratio and contains certain customary representations and warranties, affirmative covenants and events of default (including, among others, an event of default upon a change of control). If an event of default occurs, the lenders under the Credit Agreement will be entitled to accelerate amounts due thereunder and take other actions permitted to be taken by a secured creditor. If our indebtedness is accelerated, we cannot be certain that we will have sufficient funds available to pay the accelerated indebtedness or that we will have the ability to refinance the accelerated indebtedness on terms favorable to us or at all.
We may need to raise additional capital in the future, and we may not be able to do so on favorable terms or at all, which could impair our ability to operate our business or achieve our growth objectives.
Our ongoing ability to generate cash is important for funding our continuing operations, making acquisitions and servicing our indebtedness. To the extent that existing cash balances and cash flow from operations, together with borrowing capacity under our Revolving Credit Facility, are insufficient to make investments or acquisitions or provide needed working capital, we may require additional financing from other sources. Our ability to obtain such additional financing in the future will depend in part on prevailing market conditions, as well as conditions in our business and our operating results. Furthermore, if global economic, political or other market conditions adversely affect the financial institutions that provide credit to us, it is possible that our ability to draw upon our Revolving Credit Facility may be impacted. If adequate funds are not available, or are not available on acceptable terms, we may not be able to make certain investments, take advantage of acquisitions or other opportunities or respond to competitive challenges, each of which could have a material adverse impact on our financial position, results of operations, cash flows and liquidity.
We may be required to record an impairment charge if we determine that goodwill recorded in connection with prior acquisitions has become impaired, and this determination requires us to make significant judgments and assumptions about the future that are inherently subject to risks and uncertainties.
At September 30, 2023 and 2022, we had $159.3 million and $129.5 million, respectively, of goodwill recorded on our Consolidated Balance Sheets. We assess goodwill for impairment annually or more often if required. Our assessments involve a number of estimates and assumptions that are inherently subjective and require significant judgment regarding highly uncertain matters that are subject to change. The use of different assumptions or estimates could materially affect the determination as to whether or not an impairment has occurred. In addition, if future events are less favorable than what we assumed or estimated in our impairment analysis, we may be required to record an impairment charge, which could have a material impact on our consolidated financial statements.
Our earnings are affected by the application of accounting standards and our critical accounting policies, which involve subjective judgments and estimates by our management. Our actual results could differ from the estimates and assumptions used to prepare our consolidated financial statements.
The accounting standards that we use in preparing our financial statements are often complex and require us to make significant estimates and assumptions in interpreting and applying those standards. These estimates and assumptions affect the reported values of assets, liabilities, revenues and expenses, and the disclosure of contingent liabilities. We make critical estimates and assumptions involving accounting matters, including with respect to revenue recognition, contracts receivable including retainage, valuation of long-lived assets and goodwill, income taxes, accrued insurance costs and share-based payments and other equity transactions. These estimates and assumptions involve matters that are inherently uncertain and require us to make subjective and complex judgments. Although we believe we have the experience and processes to enable us to formulate appropriate assumptions and produce reasonably dependable estimates, these assumptions and estimates may change significantly in the future and could result in the reversal of previously recognized revenues and profit. If we used different estimates and assumptions or used different methods to determine these estimates, our financial results could differ, which could have a material negative impact on our financial condition and reported results of operations. For more information about our critical accounting policies and use of estimates, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies and Estimates.”
Unfavorable developments affecting the banking and financial services industry could adversely affect our business, liquidity and financial condition and overall results of operations.
Actual events, concerns or speculation about disruption or instability in the banking and financial services industry, such as liquidity constraints, the failure of individual institutions, or the inability of individual institutions or the banking and financial service industry generally to meet their contractual obligations, could significantly impair our access to capital, delay access to deposits or other financial assets, or cause actual loss of funds subject to cash management arrangements. Similarly, these events, concerns or speculation could result in less favorable commercial financing terms, including higher interest rates or costs and tighter financial and operating covenants, or systemic limitations on access to credit and liquidity sources, thereby making it more difficult for us to acquire financing on acceptable terms or at all. Additionally, our customers, critical vendors and business partners also could be adversely affected by these risks as described above, which in turn could result in their committing a breach or default under their contractual agreements with us, their insolvency or bankruptcy, or other adverse effects. Any decline in available funding or access to our cash and liquidity resources, or non-compliance of banking and financial services counterparties with their contractual commitments to us could, among other risks, have material adverse impacts on our ability to meet our operating expenses and other financial needs, could result in breaches of our financial and/or contractual obligations and could have material adverse impacts on our business, financial condition and results of operations.

General Risks
Force majeure events, such as natural disasters, pandemics and terrorist attacks, and unexpected equipment failures could negatively impact our business, which may affect our financial condition, results of operations or cash flows.
Force majeure events, such as terrorist attacks, pandemics or natural disasters, have impacted, and could continue to negatively impact, the U.S. economy and the markets in which we operate. As an example, from time to time, we face unexpected severe weather conditions, evacuation of personnel and curtailment of services, increased labor and material costs or shortages, inability to deliver materials, equipment and personnel to work sites in accordance with contract schedules and loss of productivity. We seek to include language in our contracts with private customers that grants us certain relief in connection with force majeure events, and we attempt to mitigate the potential impact arising from force majeure events in both public and private customer contracts. However, the extra costs incurred as a result of these events may not be reimbursed by our customers, and we remain obligated to perform our services after most extraordinary events, subject to any relief that may be available pursuant to a force majeure clause. Additionally, our manufacturing processes depend on critical pieces of equipment, such as our HMA plants. This equipment, on occasion, may be out of service as a result of unanticipated failures or damage. Any significant interruption in production capability may require us to make significant capital expenditures to remedy problems or damage and cause us to lose revenues due to lost production time. These force majeure events and unexpected equipment failures may affect our operations or those of our customers or suppliers and could impact our revenues, production capability and ability to complete contracts in a timely manner.
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

Risks Relating to Ownership of Our Class A Common Stock
The dual class structure of our common stock has the effect of concentrating voting control with holders of our Class B common stock, which limits the ability of holders of our Class A common stock to influence corporate matters.
Our Class B common stock has ten votes per share, and our Class A common stock has one vote per share. As of November 27, 2023, our outstanding Class B common stock represented approximately 67.3% of the total voting power of our outstanding common stock. The shares of Class B common stock are beneficially owned primarily by (i) SunTx Capital Partners, a private equity firm based in Dallas, Texas (“SunTx”), and funds that it manages, (ii) SunTx principals and their respective affiliates and family members, and (iii) certain members of management and our board of directors. Because of the ten-to-one voting ratio between our Class B common stock and our Class A common stock, the holders of our Class B common stock collectively control a majority of the combined voting power of our common stock and therefore control the outcome of all matters submitted to our stockholders. This concentrated control limits or precludes the ability of holders of Class A common stock to influence corporate matters for the foreseeable future. Future transfers of shares of our Class B common stock generally result in those shares converting into shares of our Class A common stock, with limited exceptions. The conversion of shares of our Class B common stock into our Class A common stock will have the effect, over time, of increasing the relative voting power of each remaining share of Class B common stock.
Future sales, or the perception of future sales, of Class A common stock by us or our existing stockholders in the public market could cause the market price for our Class A common stock to decline.
As of November 27, 2023, we had outstanding a total of 43,711,058 shares of our Class A common stock and 8,998,511 shares of our Class B common stock that are convertible at any time into an equal number of shares of our Class A common stock. The sale of shares of our Class A common stock, or the perception of future sales by us or our existing stockholders, could harm the prevailing market price of shares of our Class A common stock. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. In the future, we may also issue our securities in connection with offerings or acquisitions, and the number of shares issued or issuable thereafter could constitute a material portion of the then-outstanding shares of Class A common stock. Any such issuance would result in dilution to holders of our Class A common stock.
SunTx, together with its principals and their respective affiliates and family members (collectively, the “SunTx Group”), controls us, and their interests may conflict with ours or yours in the future.
As of November 27, 2023, the SunTx Group beneficially owned approximately 2.0% of our outstanding Class A common stock and approximately 76.3% of our outstanding Class B common stock, representing approximately 52.0% of the combined voting power of our common stock. Each share of our Class B common stock has ten votes per share, and each share of our Class A common stock has one vote per share. As a result, the SunTx Group has the ability to elect all of the members of our board of directors and thereby control our policies and operations, including the appointment of management, future issuances of our Class A common stock or other securities, the payment of dividends, if any, on our Class A common stock, our ability to incur or issue debt, amendments to our amended and restated certificate of incorporation and amended and restated bylaws and our entry into extraordinary transactions. This concentration of voting control could deprive you of an opportunity to receive a premium for your shares of our Class A common stock as part of a sale of our Company and ultimately might affect the market price of our Class A common stock. In addition, we have engaged, and expect to continue to engage, in related party transactions involving the SunTx Group and certain companies controlled by its members. As a result, the interests of the SunTx Group may not in all cases be aligned with your interests.

In addition, the SunTx Group may have an interest in pursuing acquisitions, divestitures and other transactions that, in its judgment, could enhance its investment, even though such transactions might involve risks to you. For example, the SunTx Group could cause us to make acquisitions that increase our indebtedness or cause us to sell revenue-generating assets. SunTx is in the business of making investments in companies and may from time to time acquire and hold interests in businesses that compete directly or indirectly with us. Our amended and restated certificate of incorporation provides that none of SunTx, any of its affiliates or any director who is not employed by us or his or her affiliates will have any duty to refrain from engaging, directly or indirectly, in the same business activities or similar business activities or lines of business in which we operate. The SunTx Group also may pursue acquisition opportunities that may be complementary to our business, and, as a result, those acquisition opportunities may not be available to us.
So long as the SunTx Group continues to beneficially own a sufficient number of shares of our Class B common stock, it will continue to be able to effectively control our decisions, even if the number of shares of outstanding Class B common stock is limited in proportion to the total number of shares of common stock outstanding. Shares of our Class B common stock may be transferred to an unrelated third party if holders of a majority of the shares of our Class B common stock owned by SunTx and its affiliates consent to such transfer in writing in advance.

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
Certain provisions in our amended and restated certificate of incorporation and amended and restated bylaws and Delaware corporate law could delay or prevent a change in control of our Company, even if that change would be beneficial to our stockholders. Our amended and restated certificate of incorporation and amended and restated bylaws contain provisions that may make acquiring control of our Company difficult, including:
•a dual class common stock structure, which currently provides the SunTx Group and the other holders of our Class B common stock with the ability to control the outcome of matters requiring stockholder approval, so long as they continue to beneficially own a sufficient number of shares of our Class B common stock, even if they own significantly less than 50% of the total number of shares of our outstanding common stock;
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
Our amended and restated certificate of incorporation provides that, subject to limited exceptions, state courts within the State of Delaware (or, if no state court located within the State of Delaware has jurisdiction, the federal district court for the District of Delaware) will be the sole and exclusive forum for any: (i) derivative action or proceeding brought on our behalf; (ii) action asserting a claim of breach of fiduciary duty owed by any of our directors, officers or other employees to us or our stockholders; (iii) action asserting a claim against us arising pursuant to any provision of the Delaware General Corporation Law; or (iv) action asserting a claim against us that is governed by the internal affairs doctrine, and that if any action specified above is filed in a court other than a court located within the State of Delaware (each is referred to herein as a foreign action), the claiming party will be deemed to have consented to (a) the personal jurisdiction of state and federal courts located within the State of Delaware in connection with any action brought in any such court to enforce the exclusive forum provision described above and (b) having service of process made upon such claiming party by service upon such claiming party’s counsel in the foreign action as agent for such claiming party. In addition, our amended and restated bylaws provide that, unless the Company consents in writing to the selection of an alternative forum, the federal district courts of the United States are, to the fullest extent permitted by law, the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act of 1933, as amended (the “Securities Act”). These provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits against us and our directors, officers and employees. Alternatively, if a court were to find these provisions inapplicable to, or unenforceable in respect of, one or more covered proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect our business and financial condition.

Because we are a “controlled company” under the listing standards of The Nasdaq Stock Market LLC and the rules of the SEC, our stockholders do not have, and may never have, certain corporate governance protections that are available to stockholders of companies that are not controlled companies.
The SunTx Group controls a majority of the voting power of our outstanding common stock. As a result, we are a “controlled company” under the listing standards of The Nasdaq Stock Market LLC and SEC rules. As a controlled company, we are not required to comply with certain provisions requiring that (i) a majority of our directors be independent, (ii) the compensation of our executives be determined by independent directors or (iii) nominees for election to our board of directors be selected by independent directors. Because we intend to continue to take advantage of some or all of these exemptions, our stockholders may not have the protections that these rules are intended to provide. Our status as a controlled company could cause our Class A common stock to be less attractive to certain investors or otherwise reduce the trading price of our Class A common stock.
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

Item 1B. Unresolved Staff Comments.
None.

Item 1C. Cybersecurity

Not applicable.

Item 2. Properties.
Our principal executive office is located in Dothan, Alabama, in a building that we own. As of September 30, 2023, we operated (i) 67 HMA plants in Alabama, Florida, Georgia, North Carolina, South Carolina and Tennessee, (ii) 13 aggregates facilities in Alabama, Georgia, and Florida, and (iii) two liquid asphalt terminals in Alabama and Florida. Our HMA plants operate at varying levels of utilization depending on market conditions. We maintain offices at our HMA plants and aggregates facilities as we determine to be appropriate under the circumstances. We consider our plants and other physical properties, whether owned or leased, to be suitable, adequate, and of sufficient productive capacity to meet the requirements of our business. However, we routinely evaluate the purchase or lease of additional properties or the consolidation of our properties as our business needs change.
The table below summarizes the locations and the nature of our ownership or leasehold interest in each of our HMA plants, aggregates facilities and liquid asphalt terminals as of September 30, 2023.

	HMA Plants		Aggregates Facilities		Liquid Asphalt Terminals
Location	Owned	Leased	Owned	Leased	Owned	Leased
Alabama	10	7	6	3	1	—
Florida	10	1	1	—	1	—
Georgia	6	1	1	2	—	—
North Carolina	12	10	—	—	—	—
South Carolina	4	3	—	—	—	—
Tennessee	—	3	—	—	—	—

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
Holders
As of November 27, 2023, there were 43,711,058 shares of our Class A common stock outstanding, held by 99 stockholders of record. The actual number of beneficial holders of our Class A common stock is significantly greater than the number of record holders and includes stockholders who are beneficial owners, but whose shares are held by banks, brokers and other nominees. The last sale price for a share of our Class A common stock as reported on the Nasdaq Global Select Market on November 27, 2023 was $43.30.
As of November 27, 2023, there were 8,998,511 shares of our Class B common stock outstanding, held by 36 stockholders of record.
Dividends
Holders of our Class A and Class B common stock receive dividends if and when declared by our board of directors out of legally available funds. We do not anticipate declaring or paying any cash dividends in the foreseeable future. Any future determination as to the declaration and payment of dividends will be at the discretion of our board of directors and will depend on then-existing conditions, including our financial condition, results of operations, contractual restrictions, capital requirements, business prospects and other factors that our board of directors considers relevant. In addition, the terms of the Credit Agreement restrict our ability to pay cash dividends to the holders of our common stock unless, after giving effect to such dividend, we would remain in compliance with the financial covenants and, at the time any such dividend is made, no default or event of default exists or would result from the payment of such dividend.
Recent Sales of Unregistered Securities
We did not sell any of our equity securities during the period covered by this report that were not registered under the Securities Act.
Issuer Purchases of Equity Securities
During the quarter ended September 30, 2023, we did not purchase any of our equity securities that are registered under Section 12(b) of the Exchange Act.

Stock Performance Graph

The following graph compares the cumulative five-year total return provided to the Company’s Class A common stock holders relative to the cumulative total returns of the NASDAQ Composite index and the Dow Jones U.S. Heavy Construction index. The graph tracks the performance of a $100 investment in our Class A common stock and in each index (with the reinvestment of all dividends) from September 30, 2018 through September 30, 2023.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
$350
$300
$250
$200
$150
$100
$50
$—
Dollars
2018
2019
2020
2021
2022
2023
Fiscal Year Ended September 30,
Construction Partners, Inc.
NASDAQ Composite Index
Dow Jones US Heavy Construction Index

	Value as of September 30,
	2018	2019	2020	2021	2022	2023
Construction Partners, Inc.	$100.00	$128.76	$150.41	$275.79	$216.78	$302.15
NASDAQ Composite Index	$100.00	$99.42	$138.79	$179.57	$131.43	$164.29
Dow Jones US Heavy Construction Index	$100.00	$97.52	$94.70	$162.83	$175.64	$226.32

The information under the heading “Stock Performance Graph” shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act or the Exchange Act, except to the extent that the Company specifically incorporates it by reference into such filing.

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
Fiscal 2023 Developments
Contract Backlog
At September 30, 2023, our contract backlog was $1.6 billion. Contract backlog is a financial measure that reflects the dollar value of work that the Company expects to perform in the future. We include a construction project in our contract backlog at the time it is awarded and to the extent we believe funding is probable. Our backlog consists of uncompleted work on contracts in progress and contracts for which we have executed a contract but have not commenced the work. For uncompleted work on contracts in progress, we include (i) executed change orders, (ii) pending change orders for which we expect to receive confirmation in the ordinary course of business and (iii) claims that we have made against our customers for which we have determined we have a legal basis under existing contractual arrangements and as to which we consider collection to be probable. Backlog of uncompleted work on contracts under which work was either in progress or had not yet begun was $1.3 billion at September 30, 2023. Our contract backlog also includes low bid/no contract projects, which consist of (i) public bid projects for which we were the low bidder and no contract has been executed and (ii) private work projects for which we have been notified that we are the low bidder or have been given a notice to proceed, but no contract has been executed. Low bid/no contract backlog was $0.3 billion at September 30, 2023.
Business Acquisitions
During the 2023 fiscal year, we completed five acquisitions across four states, adding to or expanding our operations in Alabama, North Carolina, South Carolina and Tennessee. As a result of these acquisitions, we added eight asphalt plants and a diverse fleet of equipment and vehicles, as well as skilled construction professionals. For further discussion regarding these transactions, see Note 4 - Business Acquisitions to the consolidated financial statements included elsewhere in this report.

Inflationary and Supply Chain Trends
During the fiscal year ended September 30, 2023, we continued to experience an upward trend in certain inflation-sensitive inputs for our products and services, including upward pressure on wages and increases in the cost of raw materials used to produce HMA, such as liquid asphalt and aggregate materials. We also experienced some disruptions from subcontractors, materials suppliers, equipment manufacturers and others in our supply chain, although to a lesser extent than in recent years. We have been able to mitigate some of the effects of inflation, supply chain disruptions and labor constraints on our business by increasing prices for our products and including the anticipated cost increases in the construction projects we bid. However, we are limited in our ability to pass through increased costs for projects already in our backlog and, under those circumstances, may be unable to recoup losses or diminished profit margins by passing these costs through to our customers.
Seasonality
The activity of our business fluctuates due to seasonality because our business is primarily conducted outdoors. Therefore, seasonal changes and other weather-related conditions, in particular extended snowy, rainy or cold weather and major weather events, such as hurricanes, tornadoes, tropical storms and heavy snows, can adversely affect our business and operations through a decline in both the use of our products and the demand for our services. In addition, construction materials production and shipment levels follow activity in the construction industry, which typically occurs in the spring, summer and fall. Warmer and drier weather during our third and fourth fiscal quarters typically result in higher activity and revenues during the second half of our fiscal year. Our first and second fiscal quarters typically have lower levels of activity due to adverse weather conditions. Our third fiscal quarter varies greatly with spring rains and wide temperature variations. A cool, wet spring increases drying time on projects, which can delay revenues in the third fiscal quarter, while a warm, dry spring may facilitate earlier project commencement dates.
How We Assess Performance of Our Business
Revenues
We derive our revenues predominantly by providing construction products and services for both public and private infrastructure projects, with an emphasis on highways, roads, bridges, airports and commercial and residential sites in the southeastern United States. Our projects represent a mix of federal, state, municipal and private customers. We also derive revenues from the sale of HMA, aggregates and liquid asphalt cement to customers. We recognize revenues derived from projects as we satisfy our performance obligations over time (formerly known as the percentage-of-completion method), measured by the relationship of total cost incurred compared to total estimated contract costs (cost-to-cost input method). Changes in job performance, job conditions and estimated profitability, including those arising from contract penalty provisions and final contract settlements, may result in revisions to estimated costs and income, and are recognized in the period in which the revisions are determined. Revenues derived from the sale of HMA, aggregates and liquid asphalt cement are recognized when the risks associated with ownership have passed to the customer.
Gross Profit
Gross profit represents revenues less cost of revenues. Cost of revenues consists of all direct and indirect costs associated with construction contracts, including raw materials, labor, equipment costs, depreciation, lease expenses, subcontract costs and other expenses at our HMA plants, aggregates mining facilities and liquid asphalt cement terminal. Our cost of revenues is directly affected by fluctuations in commodity prices, primarily liquid asphalt and diesel fuel. From time to time, when appropriate, we limit our exposure to changes in commodity prices by entering into forward purchase commitments. In addition, our public infrastructure contracts often provide for price adjustments based on fluctuations in certain commodity-related product costs. These price adjustment provisions are in place for most of our public infrastructure contracts, and we seek to include similar provisions in our private contracts.
Depreciation, Depletion, Accretion and Amortization
Property, plant and equipment are initially recorded at cost or, if acquired as a business combination, at fair value. Depreciation on property, plant and equipment is computed on a straight-line basis over the estimated useful life of the asset. Amortization expense is the periodic expense related to leasehold improvements, intangible assets and liabilities. Leasehold improvements are amortized over the lesser of the life of the underlying asset or the remaining lease term. Our intangible assets and liabilities were recognized as a result of certain acquisitions and are generally amortized on a straight-line basis over the estimated useful lives of the assets and liabilities. Mineral reserves are depleted in accordance with the units-of-production method as aggregates are extracted, using the initial allocation of cost based on proven and probable reserves.

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
Gain on Facility Exchange
As part of our continued growth strategy, we may exchange or sell facilities in order to generate capital for use in connection with other strategic initiatives. The gain or loss on the exchange or sale of a facility reflects the difference between the net carrying value of the facility at the date of disposal and the consideration received from the exchange or sale during the period.
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
Other Key Performance Indicators — Adjusted EBITDA and Adjusted EBITDA Margin
Adjusted EBITDA represents net income before, as applicable from time to time, (i) interest expense, net, (ii) provision (benefit) for income taxes, (iii) depreciation, depletion, accretion and amortization, (iv) equity-based compensation expense, (v) loss on the extinguishment of debt, and (vi) certain management fees and expenses. Periods commencing subsequent to September 30, 2023 will not include an adjustment for management fees and expenses, which have historically related to our management services agreement with an affiliate of SunTx. Effective October 1, 2023, the term of the management services agreement was extended to October 1, 2028. As a result of the term extension, we no longer view the management fees and expenses paid under the management services agreement as a non-recurring expense. Adjusted EBITDA Margin represents Adjusted EBITDA as a percentage of revenues for each period. These metrics are supplemental measures of our operating performance that are neither required by, nor presented in accordance with, GAAP. These measures have limitations as analytical tools and should not be considered in isolation or as an alternative to net income or any other performance measure derived in accordance with GAAP as an indicator of our operating performance. We present Adjusted EBITDA and Adjusted EBITDA Margin because management uses these measures as key performance indicators, and we believe that securities analysts, investors and others use these measures to evaluate companies in our industry. Our calculation of Adjusted EBITDA and Adjusted EBITDA Margin may not be comparable to similarly named measures reported by other companies. Potential differences may include differences in capital structures, tax positions and the age and book depreciation of intangible and tangible assets.

The following table presents a reconciliation of net income, the most directly comparable measure calculated in accordance with GAAP, to Adjusted EBITDA and the calculation of Adjusted EBITDA Margin for the periods presented (in thousands, except percentages):

	For the Fiscal Year Ended September 30,
	2023	2022
Net income	$49,001	$21,376
Interest expense, net	17,346	7,701
Provision for income taxes	16,403	6,915
Depreciation, depletion, accretion and amortization	79,100	65,730
Equity-based compensation expense	10,759	8,000
Management fees and expenses (1)	1,486	1,451
Adjusted EBITDA	$174,095	$111,173
Revenues	$1,563,548	$1,301,674
Adjusted EBITDA Margin	11.1%	8.5%
(1)Reflects fees and reimbursement of certain out-of-pocket expenses under a management services agreement with SunTx (see Note 17 - Related Parties to the consolidated financial statements included elsewhere in this report).

Results of Operations — Fiscal Year Ended September 30, 2023 Compared to Fiscal Year Ended September 30, 2022
The following table sets forth selected financial data for the fiscal years ended September 30, 2023 (“fiscal 2023”) and September 30, 2022 (“fiscal 2022”) (in thousands, except percentages). Refer to the Annual Report on Form 10-K for the fiscal year ended September 30, 2022, filed with the SEC on November 22, 2022, for a discussion of results for the fiscal year ended September 30, 2021 (“fiscal 2021”) and a comparison of our financial results for fiscal 2022 to those for fiscal 2021.

	For the Fiscal Year Ended September 30,				Change from Fiscal 2022 to Fiscal 2023
	2023		2022
	Dollars	% of Revenues	Dollars	% of Revenues	$ Change	% Change

Revenues	$1,563,548	100.0%	$1,301,674	100.0%	$261,874	20.1%
Cost of revenues	1,367,163	87.4%	1,162,372	89.3%	204,791	17.6%
Gross profit	196,385	12.6%	139,302	10.7%	57,083	41.0%
General and administrative expenses	(126,947)	(8.1)%	(107,562)	(8.3)%	(19,385)	18.0%
Gain on sale of property, plant and equipment	7,048	0.5%	3,673	0.3%	3,375	91.9%
Gain on facility exchange	5,389	0.3%	—	—%	5,389	—%
Operating income	81,875	5.3%	35,413	2.7%	46,462	131.2%
Interest expense, net	(17,346)	(1.1)%	(7,701)	(0.6)%	(9,645)	125.2%
Other income	875	—%	600	0.1%	275	45.8%
Income before provision for income taxes and earnings from investment in joint venture	65,404	4.2%	28,312	2.2%	37,092	131.0%
Provision for income taxes	16,403	1.1%	6,915	0.5%	9,488	137.2%
Earnings (loss) from investment in joint venture	—	—%	(21)	(0.1)%	21	(100.0)%
Net income	$49,001	3.1%	$21,376	1.6%	$27,625	129.2%
Adjusted EBITDA	$174,095	11.1%	$111,173	8.5%	$62,922	56.6%

Revenues. Revenues for fiscal 2023 increased $261.9 million, or 20.1%, to $1.6 billion from $1.3 billion for fiscal 2022. The increase included $148.5 million of revenues attributable to acquisitions completed during or subsequent to fiscal 2022 and an increase of approximately $113.4 million of revenues in our remaining markets from contract work and sales of HMA and aggregates to third parties. The 8.7% increase in revenue in our existing markets was due to strong demand in both public and private work.

Gross Profit. Gross profit for fiscal 2023 increased $57.1 million, or 41.0%, to $196.4 million from $139.3 million for fiscal 2022. The increase in gross profit was primarily the result of the 20.1% increase in revenues for fiscal 2023 compared to fiscal 2022 and a higher gross profit margin. The higher gross profit margin was due to (i) efficient utilization of our plants and equipment fleet and (ii) completion of new backlog with more favorable margins.

General and Administrative Expenses. General and administrative expenses for fiscal 2023 increased $19.4 million, or 18.0%, to $126.9 million from $107.6 million for fiscal 2022. The increase in general and administrative expenses for fiscal 2023 compared to fiscal 2022 was the result of (i) a $7.7 million increase attributable to general and administrative expenses associated with the operations of businesses acquired subsequent to September 30, 2022, (ii) a $6.4 million increase in management personnel payroll and benefits, (iii) a $2.8 million increase in equity-based compensation expense, and (iv) a $2.5 million increase in other general and administrative expenses.

Gain on Sale of Property, Plant and Equipment. Gain on sale of property, plant and equipment for fiscal 2023 increased $3.4 million, or 91.9%, to $7.0 million from $3.7 million for fiscal 2022. The increase was primarily the result of a $1.3 million gain on the sale of an excess office building and higher disposals of equipment and components during fiscal 2023.
Gain on Facility Exchange. Gain on facility exchange for fiscal 2023 was $5.4 million compared to $0.0 million for fiscal 2022. The gain was the result of the disposition of a quarry in North Carolina. In connection with this transaction, we acquired three HMA manufacturing plants and certain related assets located in the Nashville, Tennessee metro area.

Interest Expense, Net. Interest expense, net for fiscal 2023 increased $9.6 million, or 125.2%, to $17.3 million compared to $7.7 million for fiscal 2022. The increase in interest expense, net was primarily due to an increase in the average principal debt balance outstanding and higher interest rates during fiscal 2023 compared to fiscal 2022.

Provision for Income Taxes. Our effective tax rate increased to 25.1% for fiscal 2023, from 24.4% for fiscal 2022. Our higher effective tax rate for fiscal 2023 was due to differences in state tax rates at our operating subsidiaries.
Net Income. Net income increased $27.6 million, or 129.2%, to $49.0 million for fiscal 2023 compared to $21.4 million for fiscal 2022. The increase in net income was primarily a result of higher gross profit, gain on sale of property, plant and equipment and gain on facility exchange, partially offset by an increase in general and administrative expenses and interest expense, net, all as described above.

Adjusted EBITDA and Adjusted EBITDA Margin. Adjusted EBITDA and Adjusted EBITDA Margin were $174.1 million and 11.1%, respectively, for fiscal 2023, compared to $111.2 million and 8.5%, respectively, for fiscal 2022. The increase in Adjusted EBITDA and Adjusted EBITDA Margin resulted from an increase in gross profit, gain on sale of property, plant and equipment and gain on facility exchange, partially offset by higher general and administrative expenses, all as described above. For a description of Adjusted EBITDA and Adjusted EBITDA Margin, as well as a reconciliation of Adjusted EBITDA to net income, see “How We Assess Performance of Our Business.”

Liquidity and Capital Resources
Cash Flows Analysis
The following table sets forth our cash flows for the periods indicated (in thousands):

	For the Fiscal Year Ended September 30,
	2023	2022
Net cash provided by operating activities, net of acquisitions	$157,157	$16,498
Net cash used in investing activities	(143,372)	(197,326)
Net cash (used in) provided by financing activities	(264)	159,136
Net change in cash, cash equivalents and restricted cash	$13,521	$(21,692)

Operating Activities
During fiscal 2023, cash provided by operating activities, net of acquisitions, was $157.2 million, primarily as a result of:
•net income of $49.0 million, reflecting $79.1 million of depreciation, depletion, accretion and amortization, deferred income taxes of $11.2 million, equity-based compensation expense of $10.8 million, gain on sale of property, plant and equipment of $7.0 million, gain on facility exchange of $5.4 million;
•an increase in contracts receivable including retainage of $26.0 million as a result of higher overall revenues due to acquisitions and growth in existing markets;
•an increase in inventories of $7.3 million due to increased inventories from acquisitions, growth in existing markets, higher inventory costs and normal fluctuations in our inventory cycle;
•a decrease in prepaid expenses and other current assets of $3.7 million, primarily due to the timing of payments under our insurance policies and other expenses;
•an increase in accounts payable and accrued expenses and other current liabilities of $19.6 million due to an increase in construction activity; and
•a net increase in the difference between billings in excess of costs and estimated earnings on uncompleted contracts and costs and estimated earnings in excess of billings on uncompleted contracts of $26.7 million due to the timing of performing and closing projects.
During fiscal 2022, cash provided by operating activities, net of acquisitions, was $16.5 million, primarily as a result of:
•net income of $21.4 million, reflecting $65.7 million of depreciation, depletion, accretion and amortization, equity-based compensation expense of $8.0 million and unrealized gains on derivative instruments of $0.4 million;

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
•an increase in accounts payable and accrued expenses and other current liabilities of $29.8 million due to an increase in construction activity; and
•a net increase in the difference between billings in excess of costs and estimated earnings on uncompleted contracts and costs and estimated earnings in excess of billings on uncompleted contracts of $9.5 million due to the timing of performing and closing projects.
Investing Activities
During fiscal 2023, cash used in investing activities was $143.4 million, of which $91.8 million related to acquisitions completed in the period, $97.8 million was invested in property, plant and equipment and $11.4 million was invested in restricted investments. These amounts were partially offset by $17.7 million of proceeds from the sale of equipment, $37.0 million of proceeds from the facility exchange and $2.9 million of proceeds from the sale of restricted investments.
During fiscal 2022, cash used in investing activities was $197.3 million, of which $128.6 million related to acquisitions completed in the period and $68.9 million was invested in property, plant and equipment. These amounts were partially offset by $7.5 million of proceeds from the sale of equipment.
Financing Activities
During fiscal 2023, cash used in financing activities was $0.3 million. We received $103.0 million in proceeds from the issuance of long-term debt, net of debt issuance costs and discounts, which was offset by $103.1 million of principal payments on long-term debt and purchase of treasury stock of $0.2 million.
During fiscal 2022, cash provided by financing activities was $159.1 million. We received $167.3 million in proceeds on long-term debt, net of debt issuance costs and discounts, which was partially offset by $8.1 million of principal payments on long-term debt.
Credit Agreement
We and each of our subsidiaries are parties to the Credit Agreement, which provides for the Term Loans and the Revolving Credit Facility. At September 30, 2023 and 2022, we had $283.8 million and $271.9 million, respectively, of principal outstanding under the Term Loans, $93.1 million and $105.1 million, respectively, of principal outstanding under the Revolving Credit Facility, and availability of $221.1 million and $208.6 million, respectively, under the Revolving Credit Facility, including reduction for outstanding letters of credit. The obligations of our subsidiaries under the Term Loans and the Revolving Credit Facility are secured by a first priority security interest in substantially all of our assets.
The Credit Agreement requires us to satisfy certain financial covenants, including a minimum fixed charge coverage ratio of 1.20-to-1.00 and a maximum consolidated leverage ratio of 3.50-to-1.00, subject to certain adjustments. At September 30, 2023 and 2022, our fixed charge coverage ratio was 2.56-to-1.00 and 2.56-to-1.00, respectively, and our consolidated leverage ratio was 1.72-to-1.00 and 2.79-to-1.00, respectively.
From time to time, we have entered into interest rate swap agreements to hedge against the risk of changes in interest rates. At September 30, 2023 and 2022, the aggregate notional value of these interest rate swap agreements was $300.0 million, and the fair value was $26.9 million and $24.7 million, respectively, which is included within other assets on our Consolidated Balance Sheets.
For more information about the Credit Agreement, see Note 11 - Debt to the consolidated financial statements included elsewhere in this report.

Capital Requirements and Sources of Liquidity
During fiscal 2023 and fiscal 2022, our capital expenditures were approximately $97.8 million and $68.9 million, respectively. Our capital expenditures are typically made during the same fiscal year in which they are approved. At September 30, 2023, our commitments for capital expenditures were not material to our financial condition or results of operations on a consolidated basis. For fiscal 2024, we expect total capital expenditures to be $90.0 million to $95.0 million. Our capital expenditure budget is an estimate and is subject to change.
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
We believe that our operating cash flow and available borrowings under the Credit Agreement will be sufficient to fund our operations and planned capital expenditures for at least the next 12 months. However, future cash flows are subject to a number of variables, including the potential impacts of inflation and supply chain constraints, and significant additional capital expenditures will be required to conduct our operations. There can be no assurance that operations and other capital resources will provide sufficient cash to maintain planned or future levels of capital expenditures. In the event that we make one or more acquisitions and the amount of capital required is greater than the amount of cash on hand we have available for acquisitions at that time, we could be required to reduce the expected level of capital expenditures and/or seek additional capital. If we seek additional capital, we may do so through borrowings under the Credit Agreement, joint ventures, asset sales, offerings of debt or equity securities or other means. However, our ability to engage in any such transactions may be constrained by economic conditions and other factors outside of our control. Additional capital may not be available on acceptable terms or at all. If we are unable to obtain the funds we need, we may not be able to complete acquisitions that may be favorable to us or finance the capital expenditures necessary to conduct our operations.
Off-Balance Sheet Arrangements
As of September 30, 2023, the Company had aggregate letters of credit outstanding in the amount of $9.8 million, future purchase commitments for diesel fuel and natural gas of $3.1 million and $0.6 million, respectively, and $2.5 million of minimum royalty payments related to mineral leases at aggregates facilities. Other than the letters of credit, future purchase commitments and minimum royalty payments, we do not currently have any off-balance sheet arrangements that have, or are reasonably likely to have, a material current or future effect on our financial condition, changes in our financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources. See Note 18 - Commitments and Contingencies to our consolidated financial statements included elsewhere in this report for additional information.
Contractual Obligations
The following table summarizes our significant obligations outstanding as of September 30, 2023 (in thousands).

		Payments Due by Fiscal Year
	Total	2024	2025	2026	2027	2028	2029 and Thereafter
Debt obligations	$376,850	$15,000	$18,750	$22,500	$320,600	$—	$—
Operating leases	17,269	2,793	2,389	2,240	2,018	1,712	6,117
Purchase commitments	3,675	3,139	536	—	—	—	—
Royalty payments	2,538	295	256	192	180	145	1,470
Asset retirement obligations	2,417	—	—	—	—	—	2,417
Total	$402,749	$21,227	$21,931	$24,932	$322,798	$1,857	$10,004

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
Critical accounting policies are those policies that, in management’s view, are the most important in the portrayal of our financial condition and results of operations. The notes to the consolidated financial statements also include disclosure of significant accounting policies. The methods, estimates and judgments that we use in applying our accounting policies have a significant impact on the results that we report in our consolidated financial statements. These critical accounting policies require us to make difficult and subjective judgments, often as a result of the need to make estimates regarding matters that are inherently uncertain. Estimates made in accordance with U.S. GAAP that involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on our financial condition are discussed further below.
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
For the majority of our contracts, upon completion and final acceptance of the services that we were contracted to perform, we receive our final payment upon completion of the necessary contract closing documents, and our obligations to the owner are complete at that point. The accuracy of our revenues and profit recognition in a given period depends on the accuracy of our estimates of the revenues and costs to finish uncompleted contracts. Our estimates for all of our significant contracts use a highly detailed “bottom up” approach. However, our projects can be highly complex and, in almost every case, the profit margin estimates for a contract will either increase or decrease to some extent from the amount that was originally estimated at the time of bid. Because we have a large number of projects of varying sizes and levels of complexity in process at any given time, these changes in estimates can sometimes offset each other without materially impacting our overall profitability. However, large changes in revenues or cost estimates can have a significant effect on profitability.
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
Contracts Receivable, Including Retainage, Net
Contracts receivable are generally based on amounts billed to the customer and currently due in accordance with our contracts. Many of the contracts under which we perform work contain retainage provisions. Retainage refers to amounts that we have billed to the customer and the Company has an unconditional right to payment, but are being held for payment by the customer pending satisfactory completion of the project. Retainage on active contracts is classified as a current asset regardless of the term of the contract and is generally collected within one year of the completion of a contract. At September 30, 2023 and 2022, contracts receivable included $53.3 million and $44.3 million, respectively, of retainage, which was being contractually withheld by customers until satisfactory completion of the associated contracts.
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

Valuation of Long-Lived Assets and Goodwill
Long-lived assets, which include property, plant and equipment and acquired intangible assets, such as goodwill, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset, or an asset group, may not be recoverable. Impairment evaluations involve fair values and management estimates of useful asset lives and future cash flows. Actual useful lives and cash flows could be different from those estimated by management, and this could have a material effect on our operating results and financial position. For fiscal 2023 and fiscal 2022, there were no events or changes in circumstances that would indicate a material impairment of our long-lived assets.
Goodwill and indefinite-lived intangible assets must be tested for impairment at least annually. We performed our most recent annual impairment test on July 1, 2023. Our test indicated that there was no impairment of goodwill and indefinite-lived intangible assets. For our goodwill impairment test, we first evaluate our market capitalization compared to the net assets of the Company overall. Our final determination of valuation is impacted by a number of factors, but the key factors are the price of our common stock, recently completed transactions from both public companies and private transactions and our estimated forecast of future cash flows.
The valuation approaches contain uncertainty regarding the estimates used. Our market capitalization could be impacted because we are a controlled company, which impacts the control premium we apply to the market price of our common stock. One of the largest uncertainties relates to federal, state and local government spending, which management expects to increase in the upcoming years. There are a number of other uncertainties with respect to our future financial performance that could impact estimated future cash flows, including those discussed under the heading “Risk Factors” elsewhere in this report. Based on our valuation approaches, we determined that our one reporting unit exceeded its carrying value, and thus concluded that the carrying value of goodwill was not impaired at July 1, 2023 or 2022. At September 30, 2023 and 2022, we had goodwill with a carrying amount of $159.3 million and $129.5 million, respectively.
For our indefinite-lived intangible asset impairment test, we performed a qualitative impairment assessment. The qualitative assessment did not identify indicators of impairment, and it was determined that is more likely than not the indefinite-lived name license fair value was more than its carrying amount. Accordingly, no further analysis was required or performed.
Inventories
The Company’s inventories are stated at the lower of cost or net realizable value and are accounted for on an average cost basis or a first-in, first-out cost basis. The cost of inventory includes the cost of material, labor, trucking and other equipment costs associated with procuring and transporting materials to HMA plants for production and delivery to customers. Inventories consist primarily of construction stone that has been removed from aggregates facilities and processed for future sale or internal use, raw materials including asphalt cement, and aggregates and millings that the Company expects to utilize on construction projects within one year. Inventories valued on the average cost basis totaled $75.5 million and $64.8 million at September 30, 2023 and 2022, respectively. Inventories valued on the first-in, first-out cost basis totaled $8.5 million and $9.4 million at September 30, 2023 and 2022, respectively.
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
On the basis of our evaluations, at September 30, 2023 and 2022, no valuation allowance was recorded on our net deferred tax assets, and we had no material uncertain tax positions. If our estimates or assumptions regarding our current and deferred tax items are inaccurate or are modified, these changes could have potentially material impacts on our earnings.
Accrued Insurance Cost
We carry insurance policies to cover various risks, primarily including general liability, automobile liability and workers’ compensation, under which we are liable to reimburse the insurance company for a portion of each claim paid. Since October 1, 2021, the Captive has retained the first $1,000,000 per claim liability for each claim paid. Also effective October 1, 2021, we became a member of a group captive insurance company that retains the next $550,000 per claim liability for each claim paid. We utilize various primary and excess insurance companies to cover the liability for claims in excess of the retained amounts. Changes in loss assumptions caused by changes in actual experience would affect the assessment of the ultimate liability and could have an effect on our operating results and financial position up to $1,000,000 per occurrence for general liability, automobile liability and workers’ compensation claims. Prior to October 1, 2021, the amount for which we were liable for general liability, automobile liability and workers’ compensation claims ranged from $100,000 to $500,000 per occurrence. Management accrues insurance costs for probable losses, both reported and unreported, that are reasonably estimable using actuarial methods based on historic trends modified, if necessary, by recent events.
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
Our risk management activities also include the use of financial derivative instruments. We have entered into fuel swap and natural gas swap contracts to mitigate the financial impact of fluctuations in commodity prices. We do not enter into commodity swap contracts for speculative or trading purposes. These fuel swap and natural gas swap contracts provide a fixed price for less than 50% of our estimated fuel and natural gas usage for fiscal years 2024 and 2025.
The table below provides information about the Company’s fuel swap and natural gas swap contracts that are sensitive to changes in commodity prices as of September 30, 2023.

	Carrying Amount	Fair Value
Fuel swap contracts (1)
Contract volumes (1,000 gallons)	378
Weighted average price (per gallon)	2.71
Contract amount (in thousands)	$204	$204

Natural gas swap contracts (1)
Contract volumes (1,000 MMBTU)	10
Weighted average price (per MMBTU)	4.74
Contract amount (in thousands)	$(20)	$(20)

(1)See also Note 20 - Fair Value Measurements and Note 21 - Investments in Derivative Instruments to the consolidated financial statements included in this report.
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
At September 30, 2023, we had a total of $376.9 million of variable rate borrowings outstanding. Holding other factors constant and absent the interest rate swap agreements described above, a hypothetical 1% change in our borrowing rates would result in a $3.8 million change in our annual interest expense based on our variable rate debt outstanding at September 30, 2023. The notional amount of the Company’s outstanding interest rate swap contract at September 30, 2023 was $300.0 million. The maturity date of this swap is June 30, 2027, and the fair value of the outstanding swap contract was $26.9 million as of September 30, 2023.
The following table presents the future principal payment obligations, interest payments, and fair values associated with the Company’s debt instruments assuming the Company’s actual level of variable rate debt as of September 30, 2023 (in thousands).

	For the Fiscal Year Ending September 30,						Fair
	2024	2025	2026	2027	Thereafter	Total	Value
Debt obligations
Term loan	$15,000	$18,750	$22,500	$227,500	$—	$283,750	$283,750
Revolving credit facility	—	—	—	93,100	—	93,100	93,100
Interest payments (1)	25,726	24,654	23,192	16,371	—

(1) Represents projected interest payments using the Company’s September 2023 SOFR-based floating rate of 6.93%.
See also Note 20 - Fair Value Measurements and Note 21 - Investments in Derivative Instruments to the consolidated financial statements included in this report.
Inflation Risk
We are subject to the effects of inflation through wage pressures, increases in the cost of raw materials used to produce HMA, and increases in other items, such as fuel, concrete and steel. In recent years, inflation, supply chain and upward wage pressures have had a significant impact on the global economy, including the construction industry in the United States. While it is impossible to fully eliminate the impact of these factors, we seek to recover increasing costs by obtaining higher prices for our products or by including the anticipated price increases in our bids. Due to the relatively short-term duration of our construction contracts, we are generally able to reduce our exposure to price increases on new contracts, but we are limited in our ability to pass through increased costs for projects already in our backlog. Going forward, continued cost inflation in these areas may require further price adjustments to maintain profit margin, and any price increases may have a negative effect on demand.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Construction Partners, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Construction Partners, Inc. and its subsidiaries (the Company) as of September 30, 2023 and 2022, the related consolidated statements of comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended September 30, 2023, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2023, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of September 30, 2023, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated November 29, 2023, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee of the board of directors and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Revenue Recognition – Revenue Recognized Over Time Under Uncompleted Long-Term Construction Contracts
As described in Note 6, the Company has recognized $2,025,866,000 of costs and estimated earnings to date on uncompleted contracts at September 30, 2023. As described in Note 1 to the financial statements, the Company recognizes revenue derived from long-term construction contracts over time as the Company satisfies the single performance obligation for each construction contract. Progress towards completion of the performance obligation in each long-term construction project is estimated using the input method, which is measured by the relationship of total costs incurred through the measurement date to total estimated costs required to complete the project (cost-to-cost input method). Recognition of revenue under uncompleted construction contracts requires significant judgment by management, including measuring progress towards completion of the contract by estimating total costs expected to be incurred to complete a contract.
We have identified the revenue recognized under long-term construction contracts that were uncompleted at September 30, 2023, as a critical audit matter because of the significant assumptions management makes in determining the amount of revenue to recognize prior to completion of a contract. Auditing management’s judgments related to measuring progress towards completion of the Company’s contracts through estimating total costs expected to be incurred to complete the contracts involved a high degree of auditor judgment and increased audit effort.
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
•Compared the costs incurred during the month immediately subsequent to the fiscal year end to costs and estimated earnings to date on uncompleted contracts at September 30, 2023, and on a sample basis, inquired with individuals responsible for oversight and performance of the contracts in order to obtain corroborating evidence regarding estimated earnings on uncompleted contracts.
/s/ RSM US LLP
We have served as the Company’s auditor since 2017.
Birmingham, Alabama
November 29, 2023

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Construction Partners, Inc.
Opinion on the Internal Control Over Financial Reporting
We have audited Construction Partners, Inc., and its subsidiaries’ (the Company) internal control over financial reporting as of September 30, 2023, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2023, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of September 30, 2023 and 2022, the related consolidated statements of comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended September 30, 2023, and the related notes to the consolidated financial statements and our report dated November 29, 2023, expressed an unqualified opinion.

As described in Management’s Report on Internal Control over Financial Reporting, management has excluded Ferebee Corporation from its assessment of internal control over financial reporting as of September 30, 2023, because it was acquired by the Company on December 1, 2022. We have also excluded Ferebee Corporation from our audit of internal control over financial reporting. Ferebee Corporation is a wholly owned subsidiary whose total assets (excluding goodwill which was included within the scope of management’s assessment), revenues and net income represent approximately 5%, 3% and 2%, respectively, of the related consolidated financial statement amounts as of and for the year ended September 30, 2023.
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
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ RSM US LLP

Birmingham, Alabama
November 29, 2023

CONSTRUCTION PARTNERS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	September 30,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$48,243	$35,531
Restricted cash	837	28
Contracts receivable including retainage, net	303,704	265,207
Costs and estimated earnings in excess of billings on uncompleted contracts	27,296	29,271
Inventories	84,038	74,195
Prepaid expenses and other current assets	9,306	12,957
Total current assets	473,424	417,189

Property, plant and equipment, net	505,095	481,412
Operating lease right-of-use assets	14,485	13,985
Goodwill	159,270	129,465
Intangible assets, net	19,520	15,976
Investment in joint venture	87	87
Restricted investments	15,079	6,866
Other assets	32,705	30,541
Total assets	$1,219,665	$1,095,521
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$151,406	$130,468
Billings in excess of costs and estimated earnings on uncompleted contracts	78,905	52,477
Current portion of operating lease liabilities	2,338	2,209
Current maturities of long-term debt	15,000	12,500
Accrued expenses and other current liabilities	31,534	28,484
Total current liabilities	279,183	226,138
Long-term liabilities:
Long-term debt, net of current maturities and deferred debt issuance costs	360,740	363,066
Operating lease liabilities, net of current portion	12,649	12,059
Deferred income taxes, net	37,121	26,713
Other long-term liabilities	13,398	11,666
Total long-term liabilities	423,908	413,504
Total liabilities	703,091	639,642
Commitments and contingencies
Stockholders’ Equity:
Preferred stock, par value $0.001; 10,000,000 shares authorized at September 30, 2023 and September 30, 2022 and no shares issued and outstanding	—	—
Class A common stock, par value $0.001; 400,000,000 shares authorized, 43,760,546 shares issued and 43,727,680 shares outstanding at September 30, 2023, and 41,195,730 shares issued and 41,193,024 shares outstanding at September 30, 2022	44	41
Class B common stock, par value $0.001; 100,000,000 shares authorized, 11,921,463 shares issued and 8,998,511 shares outstanding at September 30, 2023, and 14,275,867 shares issued and 11,352,915 shares outstanding at September 30, 2022	12	15
Additional paid-in capital	267,330	256,571
Treasury stock, Class A common stock, par value $0.001, at cost, 32,866 shares at September 30, 2023, and 2,706 shares at September 30, 2022	(178)	(39)
Treasury stock, Class B common stock, par value $0.001, at cost, 2,922,952 shares at September 30, 2023 and 2022	(15,603)	(15,603)
Accumulated other comprehensive income, net	18,694	17,620
Retained earnings	246,275	197,274
Total stockholders’ equity	516,574	455,879
Total liabilities and stockholders’ equity	$1,219,665	$1,095,521

See notes to consolidated financial statements.

CONSTRUCTION PARTNERS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands, except share and per share data)

	For the Fiscal Year Ended September 30,
	2023	2022	2021
Revenues	$1,563,548	$1,301,674	$910,739
Cost of revenues	1,367,163	1,162,372	790,803
Gross profit	196,385	139,302	119,936
General and administrative expenses	(126,947)	(107,562)	(91,878)
Gain on sale of property, plant and equipment	7,048	3,673	2,043
Gain on facility exchange	5,389	—	—
Operating income	81,875	35,413	30,101
Interest expense, net	(17,346)	(7,701)	(2,404)
Other income	875	600	819
Income before provision for income taxes and earnings from investment in joint venture	65,404	28,312	28,516
Provision for income taxes	16,403	6,915	8,349
Earnings (loss) from investment in joint venture	—	(21)	10
Net income	$49,001	$21,376	$20,177
Other comprehensive income (loss), net of tax
Unrealized gain (loss) on interest rate swap contract, net	1,297	18,091	(23)
Unrealized (loss) on restricted investments, net	(223)	(448)	—
Other comprehensive income (loss), net	1,074	17,643	(23)
Comprehensive income	$50,075	$39,019	$20,154

Net income per share attributable to common stockholders:
Basic	$0.95	$0.41	$0.39
Diluted	$0.94	$0.41	$0.39

Weighted average number of common shares outstanding:
Basic	51,827,001	51,773,559	51,636,955
Diluted	52,260,206	51,957,420	51,773,213

See notes to consolidated financial statements.

CONSTRUCTION PARTNERS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Treasury Stock Class A Common Stock	Treasury Stock Class B Common Stock	Accumulated Other Comprehensive (Loss), net	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance, September 30, 2020	33,875,884	$34	20,828,813	$21	$245,022	$—	$(15,603)	$—	$155,721	$400,798
Conversion of Class B common stock to Class A common stock	2,214,022	2	(2,214,022)	(2)	—	—	—	—	—	—
Issuance of stock grant awards	510,733	1	—	—	—	—	—	—	—	1
Equity-based compensation expense	—	—	—	—	3,549	—	—	—	—	3,549
Other comprehensive (loss)	—	—	—	—	—	—	—	(23)	—	(23)
Net income	—	—	—	—	—	—	—	—	20,177	20,177
Balance, September 30, 2021	36,600,639	37	18,614,791	19	248,571	—	(15,603)	(23)	175,898	408,899
Conversion of Class B common stock to Class A common stock	4,338,924	4	(4,338,924)	(4)	—	—	—	—	—	—
Issuance of stock grant awards	256,167	—	—	—	—	—	—	—	—	—
Equity-based compensation expense	—	—	—	—	8,000	—	—	—	—	8,000
Purchase of treasury stock	—	—	—	—	—	(39)	—	—	—	(39)
Other comprehensive income	—	—	—	—	—	—	—	17,643	—	17,643
Net income	—	—	—	—	—	—	—	—	21,376	21,376
Balance, September 30, 2022	41,195,730	41	14,275,867	15	256,571	(39)	(15,603)	17,620	197,274	455,879
Conversion of Class B common stock to Class A common stock	2,354,404	3	(2,354,404)	(3)	—	—	—	—	—	—
Issuance of stock grant awards	210,412	—	—	—	—	—	—	—	—	—
Equity-based compensation expense	—	—	—	—	10,759	—	—	—	—	10,759
Purchase of treasury stock	—	—	—	—	—	(139)	—	—	—	(139)
Other comprehensive income	—	—	—	—	—	—	—	1,074	—	1,074
Net income	—	—	—	—	—	—	—	—	49,001	49,001
Balance, September 30, 2023	43,760,546	$44	11,921,463	$12	$267,330	(178)	(15,603)	$18,694	$246,275	$516,574

See notes to consolidated financial statements.

CONSTRUCTION PARTNERS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Fiscal Year Ended September 30,
	2023	2022	2021
Cash flows from operating activities:
Net income	$49,001	$21,376	$20,177
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, accretion and amortization	79,100	65,730	49,806
Amortization of deferred debt issuance costs	299	216	275
Unrealized loss (gain) on derivative instruments	342	(382)	(3,209)
Provision (recovery) for bad debt	456	(947)	784
Gain on sale of property, plant and equipment	(7,048)	(3,673)	(2,043)
Gain on facility exchange	(5,389)	—	—
Realized losses on restricted investments	30	—	—
Equity-based compensation expense	10,759	8,000	3,549
Loss (earnings) from investment in joint venture	—	21	(10)
Distribution of earnings from investment in joint venture	—	—	100
Deferred income taxes	11,165	5,966	3,745
Other non-cash adjustments	(263)	40	(46)
Changes in operating assets and liabilities:
Contracts receivable including retainage	(25,961)	(97,075)	(27,074)
Costs and estimated earnings in excess of billings on uncompleted contracts	2,573	(6,123)	(15,150)
Inventories	(7,320)	(17,513)	(3,932)
Prepaid expenses and other current assets	3,650	(4,912)	(1,759)
Other assets	(129)	(955)	(2,928)
Accounts payable	17,220	41,319	20,201
Billings in excess of costs and estimated earnings on uncompleted contracts	24,099	15,635	15
Accrued expenses and other current liabilities	2,340	(11,559)	3,848
Other long-term liabilities	2,233	1,334	2,151
Net cash provided by operating activities, net of acquisitions	157,157	16,498	48,500
Cash flows from investing activities:
Purchases of property, plant and equipment	(97,810)	(68,851)	(56,332)
Proceeds from sale of property, plant and equipment	17,698	7,525	3,654
Proceeds from facility exchange	36,987	—	—
Business acquisitions, net of cash acquired	(91,787)	(128,568)	(210,734)
Proceeds from the sale of restricted investments	2,900	—	—
Purchases of restricted investments	(11,360)	(7,432)	—
Net cash used in investing activities	(143,372)	(197,326)	(263,412)
Cash flows from financing activities:
Proceeds from issuance of long-term debt, net of debt issuance costs	103,000	167,300	219,197
Principal payments of long-term debt	(103,125)	(8,125)	(95,350)
Purchase of treasury stock	(139)	(39)	—
Net cash (used in) provided by financing activities	(264)	159,136	123,847
Net change in cash, cash equivalents and restricted cash	13,521	(21,692)	(91,065)
Cash, cash equivalents and restricted cash:
Beginning of year	35,559	57,251	148,316
End of year	$49,080	$35,559	$57,251

Supplemental cash flow information:
Cash paid for interest	$19,157	$9,289	$3,197
Cash paid for income taxes	$1,009	$1,372	$6,218
Cash paid for operating lease liabilities	$3,029	$2,396	$2,532
Non-cash items:
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$3,109	$9,629	$2,338
Property, plant and equipment financed with accounts payable	$2,459	$2,587	$3,408
Amounts payable to sellers in business combinations	$—	$664	$1,457
Non-compete agreements to seller in business combination	$—	$—	$1,200
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
The Company was formed in 2007 by SunTx Capital Partners (“SunTx”), a private equity firm based in Dallas, Texas, as a holding company to facilitate an acquisition growth strategy in the HMA paving and construction industry.
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

Note 2 - Significant Accounting Policies
Basis of Presentation
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All inter-company balances and transactions have been eliminated in consolidation.
Cash and Cash Equivalents
Cash consists principally of currency on hand and demand deposits at commercial banks. Cash equivalents are short-term, highly liquid securities that are both readily convertible to known amounts of cash and are so near their maturity that they present insignificant risk of changes in value because of changes in interest rates. Cash equivalents include securities with original maturities of three months or less. The Company maintains demand accounts, money market accounts and certificates of deposit at several banks. From time to time, account balances have exceeded the maximum available federal deposit insurance coverage limit. The Company has not experienced any losses in such accounts and regularly monitors its credit risk.
Restricted Cash
Construction Partners Risk Management, Inc. (the “Captive”), a captive insurance company and wholly-owned subsidiary of the Company, provides general liability, automobile liability and workers’ compensation insurance coverage to the Company and its subsidiaries. Restricted cash represents cash held in a fiduciary capacity by the Captive for the payment of casualty insurance claims. The Company had restricted cash of $0.8 million and $0.0 million at September 30, 2023 and 2022, respectively.

Restricted Investments
The Company’s restricted investments consist of debt securities, which are held in a fiduciary capacity by the Captive for the payment of casualty insurance claims. The Company determines the classification of its securities at the time of purchase and re-evaluates the determination at each balance sheet date. The Company has classified securities held by the Captive as available-for-sale. As a result, these securities are carried at their fair value. Purchases and sales of debt securities are recorded on the trade date. Interest income on debt securities is recorded when earned using an effective yield method. Unrealized gains and losses are reported as components of accumulated other comprehensive income (loss), net. These securities have been classified as non-current assets based on their respective maturity dates and the Company’s intent to reinvest sales proceeds into new restricted investments. The Company had restricted investments of $15.1 million and $6.9 million at September 30, 2023 and 2022, respectively.
The Company evaluates its available-for-sale debt securities quarterly to determine whether there has been a decline in the fair value below the amortized cost due to credit losses or other factors. This evaluation process entails judgement by the Company, and considers factors including the issuer’s financial condition and near-term prospects, future economic conditions, interest rate changes and changes in the rating of the security. When the Company has determined that it intends to sell, or that it is more likely than not that the Company will be required to sell a security before it recovers its amortized cost basis above fair value, the individual security is written down to fair value, with a corresponding charge to “Other income” within the Consolidated Statements of Comprehensive Income. For available-for-sale debt securities that do not meet the intent impairment criteria but for which the Company has determined that a credit loss exists, the present value of cash flows expected to be collected from the security is compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss allowance is recorded for the credit loss, limited by the amount by which the fair value is less than the amortized cost basis. For the fiscal years ended September 30, 2023 and 2022, the Company had no intent impairments or credit losses.
Contracts Receivable Including Retainage, Net
Contracts receivable are generally based on amounts billed and currently due from customers, amounts currently due but unbilled, and amounts retained by customers pending satisfactory completion of a project. It is common in the Company’s industry for a small portion of either progress billings or the contract price, typically 10%, to be withheld by the customer until the Company completes a project to the satisfaction of the customer in accordance with the applicable contract terms. Such amounts, defined as retainage, are included on the Consolidated Balance Sheets as “Contracts receivable including retainage, net.” Based on the Company’s experience with similar contracts in recent years, billings for such retainage balances are generally collected within one year of the completion of the project.
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
The contract asset, “Costs and estimated earnings in excess of billings on uncompleted contracts”, arises when the Company recognizes revenues for services performed under its construction projects, but the Company is not yet entitled to bill the customer under the terms of the contract. Amounts billed to customers are excluded from this asset and reflected on the Consolidated Balance Sheets as “Contracts receivable including retainage, net”. Included in costs and estimated earnings on uncompleted contracts are amounts the Company seeks or will seek to collect from customers or others for (i) errors, (ii) changes in contract specifications or design, (iii) contract change orders in dispute, unapproved as to scope and price, or (iv) other customer-related causes of unanticipated additional contract costs (such as claims). Such amounts are recorded to the extent that the amount can be reasonably estimated and recovery is probable. Claims and unapproved change orders made by the Company may involve negotiation and, in rare cases, litigation. Unapproved change orders and claims also involve the use of estimates, and revenues associated with unapproved change orders and claims are included in the transaction price for which it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty is resolved. The Company did not recognize any material amounts associated with claims and unapproved change orders during the periods presented.
The contract liability, “Billings in excess of costs and estimated earnings on uncompleted contracts”, represents the Company’s obligation to transfer goods or services to a customer for which the Company has been paid by the customer or for which the Company has billed the customer under the terms of the contract. Revenue for future services reflected in this account are recognized, and the liability is reduced, as the Company subsequently satisfies the performance obligation under the contract.
Costs and estimated earnings in excess of billings on uncompleted contracts and billings in excess of costs and estimated earnings on uncompleted contracts are typically resolved within one year and are not considered significant financing components.
Concentration of Risks
Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of contracts receivable including retainage. In the normal course of business, the Company provides credit to its customers and does not generally require collateral. The Company monitors concentrations of credit risk associated with these receivables on an ongoing basis. The Company has not historically experienced significant credit losses, due primarily to management’s assessment of customers’ credit ratings. The Company principally deals with recurring customers, state and local governments and well-known local companies whose reputations are known to management. The Company performs credit checks for significant new customers and generally requires progress payments for significant projects. The Company generally has the ability to file liens against the property if payments are not made on a timely basis. No single customer accounted for more than 10% of the Company’s contracts receivable including retainage, net balance at September 30, 2023 or September 30, 2022.
Projects performed for various departments of transportation accounted for 36.2%, 36.8% and 33.7% of consolidated revenues for the fiscal years ended September 30, 2023, 2022 and 2021, respectively. Customers that accounted for more than 10% of consolidated revenues during any of the fiscal years ended September 30, 2023, 2022 and 2021 are presented below:

	% of Consolidated Revenues for the Fiscal Year Ended September 30,
	2023	2022	2021
Alabama Department of Transportation	*	10.0%	10.8%
Florida Department of Transportation	10.7%	*	*
North Carolina Department of Transportation	10.5%	11.2%	10.3%

* Less than 10%
Inventories
The Company’s inventories are stated at the lower of cost or net realizable value and are accounted for on an average cost basis or a first-in, first-out cost basis. The cost of inventory includes the cost of material, labor, trucking and other equipment costs associated with procuring and transporting materials to HMA plants for production and delivery to customers. Inventories consist primarily of construction stone that has been removed from aggregates facilities and processed for future sale or internal use, raw materials including asphalt cement, and aggregates and millings that the Company expects to utilize on construction projects within one year. Inventories valued on the average cost basis totaled $75.5 million and $64.8 million, respectively, at September 30, 2023 and 2022. Inventories valued on the first-in, first-out cost basis totaled $8.5 million and $9.4 million, respectively, at September 30, 2023 and 2022.

Revenues from Contracts with Customers
The Company derives a significant portion of revenues from contracts with its customers, predominantly by performing construction services for both public and private infrastructure projects, with an emphasis on highways, roads, bridges, airports and commercial and residential developments. These projects are performed for a mix of federal, state, municipal and private customers. In addition, the Company generates revenues from the sale of construction materials, including HMA, aggregates, liquid asphalt and ready-mix concrete, to third-party public and private customers pursuant to contracts with those customers. The following table reflects, for the periods presented, (i) revenues generated from public infrastructure construction projects and the sale of construction materials to public customers and (ii) revenues generated from private infrastructure construction projects and the sale of construction materials to private customers.

	% of Consolidated Revenues for the Fiscal Year Ended September 30,
	2023	2022	2021
Public	63.0%	60.9%	61.3%
Private	37.0%	39.1%	38.7%

Revenues derived from construction projects are recognized over time as the Company satisfies its performance obligations by transferring control of the asset created or enhanced by the project to the customer. Recognition of revenues and cost of revenues for construction projects requires significant judgment by management, including, among other things, estimating total costs expected to be incurred to complete a project and measuring progress toward completion. Management reviews contract estimates regularly to assess revisions of estimated costs to complete a project and for measurement of progress toward completion. No material adjustments to a contract were noted in the fiscal years ended September 30, 2023, 2022 or 2021.
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
Fair Value Measurements
The Company measures and discloses certain financial assets and liabilities at fair value under Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurements (“Topic 820”). Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Inputs used to measure fair value are classified using the following hierarchy:
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
The Company’s financial instruments include cash and cash equivalents, restricted cash, contracts receivable including retainage, accounts payable and accrued expenses reflected as current assets and current liabilities on its Consolidated Balance Sheets at September 30, 2023 and 2022. Due to the short-term nature of these instruments, management considers their carrying value to approximate their fair value.
The Company also has debt securities reflected as restricted investments on its Consolidated Balance Sheets at September 30, 2023 and 2022. These investments are adjusted to fair value at each balance sheet date and are considered Level 2 fair value measurements.
The Company also has Term Loans and a Revolving Credit Facility, as defined and described in Note 11 - Debt. The carrying value of amounts outstanding under these credit facilities is reflected as long-term debt, net of current maturities and deferred debt issuance costs and current maturities of long-term debt on the Company’s Consolidated Balance Sheets at September 30, 2023 and 2022. Due to the variable rate or short-term nature of these instruments, management considers their carrying value to approximate their fair value.
The Company also has derivative instruments. The fair value of commodity and interest rate swaps are based on forward and spot prices, as described in Note 20 - Fair Value Measurements.
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
Property, Plant and Equipment
Property, plant and equipment are initially recorded at cost or, if acquired in connection with a business combination, at fair value, and depreciated on a straight-line basis over their estimated useful lives. Leasehold improvements for operating leases are amortized over the lesser of the term of the related lease or the estimated useful lives of the improvements. Mineral reserves and mine development costs, including stripping costs incurred during the development stage of a mine, are depleted in accordance with the units-of-production method as aggregates are extracted, using the initial allocation of cost based on proven and probable reserves. Routine repair and maintenance costs are expensed as incurred. Asset improvements are capitalized at cost and amortized over the remaining useful life of the related asset.

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
Annually, on the first day of the Company’s fourth fiscal quarter, management performs an analysis of the carrying value of goodwill at its reporting unit for potential impairment. In accordance with GAAP, the Company may assess its goodwill for impairment initially using a qualitative approach to determine whether conditions exist to indicate that it is more likely than not that the fair value of a reporting unit is less than its carrying value. If management concludes, based on its assessment of relevant events, facts and circumstances, that it is more likely than not that a reporting unit’s carrying value is greater than its fair value, then a quantitative analysis will be performed to determine whether there is any impairment. The Company may also elect to initially perform a quantitative analysis instead of starting with a qualitative assessment. Because the Company has only one reporting unit, a market capitalization calculation can be performed as the first step of the quantitative assessment by comparing the book value of the Company’s stock (determined by reference to the Company’s stockholders’ equity) to the fair value of a share of the Company’s stock. If the fair value of the stock is greater than the book value of the stock, goodwill is deemed not to be impaired, and no further testing is required. If the fair value is less than the book value, then the Company must take a second step to determine the impairment amount, as described below.

The second step requires comparing the carrying value of a reporting unit, including goodwill, to its fair value, typically using the multiple period discounting method under the income approach and market approach. The income approach uses a discounted cash flow model, which involves significant estimates and assumptions, including preparation of revenues and profitability growth forecasts, selection of a discount rate, and selection of a terminal year multiple, to estimate fair value. The market approach could include applying a control premium to the market price of the Company’s common stock or utilizing guideline public company multiples. Management’s assessment of facts and circumstances at each analysis date could cause these assumptions to change. If the fair value of the respective reporting unit exceeds its carrying amount, goodwill is not considered to be impaired, and no further testing is required. If the carrying amount of a reporting unit exceeds its fair value, an impairment charge is recorded to write down goodwill in the Company’s Consolidated Statements of Comprehensive Income. The Company performed a quantitative assessment of goodwill using the market capitalization calculation for fiscal years 2023 and 2022 and determined that the fair value of its reporting unit exceeded its carrying value, and thus concluded that the carrying value of goodwill was not impaired as of each goodwill impairment test date, which is July 1 of the applicable year. Accordingly, no further analysis was required or performed.
Management also annually assesses the carrying value of the Company’s indefinite-lived intangible assets other than goodwill on the first day of the fiscal fourth quarter. The Company performed a qualitative impairment assessment of its indefinite-lived trade name licenses. The qualitative assessment did not identify indicators of impairment, and it was determined that more likely than not the indefinite-lived trade name license fair value was more than its carrying amount. Accordingly, no further analysis was required or performed.
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
The Company recognizes the financial statement benefit of the Company’s tax positions that are at least more likely than not to be sustained upon audit based on the technical merits of the tax position. For tax positions that are more likely than not to be sustained upon audit, management accrues the largest amount of the benefit that is more likely than not to be sustained. The Company classifies income tax-related interest and penalties as interest expense and other expenses, respectively. Refer to Note 15 - Provision for Income Taxes for further information regarding the Company’s federal and state income taxes.
Equity-Based Incentive Plans
Compensation costs related to equity-classified share-based awards are recognized in the consolidated financial statements based on grant date fair value. Compensation cost for graded-vesting awards is recognized ratably over the respective vesting periods.
Accrued Insurance Costs
The Company carries insurance policies to cover various risks, primarily including general liability, automobile liability and workers’ compensation, under which it is liable to reimburse the insurance company for a portion of each claim paid. Since October 1, 2021, the Captive has retained liability for the first $1,000,000 of each claim paid. Also since October 1, 2021, the Company has been a member of CIRCA, Limited, a group captive insurance company, that retains the next $550,000 per claim liability for each claim paid. The Company utilizes various primary and excess insurance companies to cover the liability for claims in excess of the retained amounts. Changes in loss assumptions caused by changes in actual experience would affect the assessment of the ultimate liability and could have an effect on the Company’s operating results and financial position.

Prior to October 1, 2021, the amount for which the Company was liable for general liability, automobile liability and workers’ compensation claims ranged from $100,000 to $500,000 per occurrence. Management accrues insurance costs for probable losses, both reported and unreported, that are reasonably estimable using actuarial methods based on historical trends modified, if necessary, by recent events.
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
In addition to the retention items noted above, the Company’s insurance provider requires the Company to maintain a standby letter of credit. This letter of credit serves as a guarantee to pay the Company’s insurance provider the incurred claim costs attributable to general liability, workers’ compensation and automobile liability claims, up to the amount stated in the standby letter of credit, in the event that these claims are not paid by the Company (see Note 18 - Commitments and Contingencies).
Warranties
For some contracts, the Company is required to furnish a warranty that is usually one year in length. Because of the nature of these contracts, including contract owner inspections of the work both during construction and prior to acceptance, the Company has not experienced significant warranty costs for these short-term warranties and, therefore, has not established an accrual of these costs. Certain contracts carry longer warranty periods, for which the Company has accrued an estimate of warranty costs. The warranty liability is estimated based on the Company’s experience with the specific type of construction work and was not significant as of September 30, 2023 or 2022.
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
Stripping costs incurred during the development stage of a mine (pre-production stripping) are capitalized and reported within property, plant and equipment, net in the Company’s Consolidated Balance Sheets. Capitalized pre-production stripping costs are depleted in accordance with the units-of-production method as aggregates are extracted, once the mine is no longer in the development stage. Pre-production stripping costs included in property, plant and equipment were $0.8 million and $3.9 million, respectively, for the fiscal years ended September 30, 2023 and 2022.
Stripping costs incurred during the production phase of a mine are variable production costs and are included in the costs of the inventory produced during the period that the stripping costs are incurred. The production phase of a mine is deemed to begin when saleable minerals are extracted, regardless of the level of production. However, the production phase does not commence with the removal of de minimis saleable mineral material that occurs in conjunction with the removal of overburden or waste material for the purpose of obtaining access to aggregate materials. Stripping costs considered as production costs and included in the costs of inventory produced for the fiscal years ended September 30, 2023, 2022 and 2021 were $3.1 million, $1.7 million and $1.8 million, respectively.

Asset Retirement Obligations
Asset retirement obligations (“AROs”) are legal obligations associated with the retirement of tangible long-lived assets resulting from the acquisition, construction, development and/or normal use of the underlying assets. The ARO is recognized at its estimated fair value in the period in which it is incurred. These obligations generally include the estimated net future costs of dismantling, restoring and reclaiming operating mines and related mine sites, in accordance with federal, state, local regulatory and land lease agreement requirements. Upon initial recognition of a liability, the associated asset retirement costs are capitalized as part of the related long-lived asset and depreciated over the estimated useful life of the related asset. The liability is accreted over time through charges to earnings. Reclamation costs are periodically adjusted to reflect changes in the estimated present value resulting from the passage of time and revisions to the estimates of either the timing or amount of the reclamation and abandonment costs. If the ARO is settled for an amount other than the carrying amount of the liability, the Company recognizes a gain or loss on settlement. The Company reviews, on an annual basis, unless otherwise deemed necessary, the asset retirement obligation at each mine site in accordance with ASC guidance for accounting for reclamation obligations.
To determine the fair value of the AROs, the Company estimates the cost for a third party to perform the legally required reclamation activities including a reasonable profit margin. This cost is then increased for future estimated inflation based on the estimated years to complete and discounted to fair value using present value techniques with a credit-adjusted, risk-free rate. See Note 23 - Asset Retirement Obligations.
Right of Use Assets and Lease Liabilities
At the inception of a contractual arrangement, the Company determines whether a contract contains a lease by assessing whether the contract conveys to the Company the right to control the use of an identified asset in exchange for consideration over a period of time. Leases are recognized in accordance with ASC Topic 842, Leases (“Topic 842”).
The Company measures and records an operating lease liability equal to the present value of the future lease payments. Because most of the Company’s leases do not provide an implicit rate, the Company’s incremental borrowing rate is used in determining the present value of lease payments. The amount of the operating lease right-of-use asset consists of: (i) the amount of the initial measurement of the operating lease liability; (ii) any lease payments made at or before the commencement date, minus any lease incentives received, and (iii) any initial direct costs incurred. The present value calculation may account for an option to extend or terminate the lease when it is reasonably certain that the Company will exercise the option. Within the provisions of certain leases, there are escalations in payments over the base lease term, which have been reflected in lease expense on a straight-line basis for operating leases over the expected lease term.

The Company has elected not to apply the recognition requirements of Topic 842 to short-term leases (those with terms of 12 months or less) or leases to explore for or use minerals. Instead, for these types of leases, the Company recognizes lease expense in the Consolidated Statements of Comprehensive Income on a straight-line basis over the lease term.

Comprehensive Income
The Company reports comprehensive income in its Consolidated Statements of Comprehensive Income and Consolidated Statements of Stockholders’ Equity. Comprehensive income consists of two subsets: net income and other comprehensive income (“OCI”). OCI includes adjustments for changes in fair value of an interest rate swap contract derivative and available-for-sale restricted investments. For additional information about comprehensive income, see Note 22 - Other Comprehensive Income.

Segment Reporting and Reporting Units
As of September 30, 2023, the Company operated in Alabama, Florida, Georgia, North Carolina, South Carolina and Tennessee through its wholly-owned subsidiaries. Each of the Company’s platform operating companies engages in essentially the same business, which consists primarily of infrastructure and road construction.
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

Management further determined that, based on their economic similarities, the Company’s six platform operating companies, representing components, should be aggregated into one reporting unit for purposes of assessing potential impairment of goodwill in accordance with ASC Topic 350, Intangibles — Goodwill and Other. These legal entities represent material acquisitions that occurred over time pursuant to the Company’s strategic growth strategy. Each platform company is managed by its president, who has primary responsibility for the respective operating company. Collectively, these presidents are directly accountable to, and maintain regular contact with the CODM as a team to discuss operating activities, financial results, forecasts, and operating plans for the Company’s single operating segment.
Business Acquisitions
The Company accounts for business combinations using the acquisition method of accounting in accordance with ASC Topic 805, Business Combinations (“Topic 805”), which allocates the fair value of the purchase consideration to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values. The excess of the purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill.
Determining the fair values of assets acquired and liabilities assumed requires judgment and often involves the use of significant estimates and assumptions. The Company engages third-party appraisal firms when appropriate to assist in the fair value determination of assets acquired and liabilities assumed. Acquisition-related expenses and transaction costs associated with business combinations are expensed as incurred.
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

Note 3 - Accounting Standards
Recently Adopted Accounting Pronouncements
The Company monitors all Accounting Standards Update (“ASU”) issued by the Financial Accounting Standards Board and other authoritative guidance. There are no recently issued accounting pronouncements that are expected to have a material impact on the Company’s financial statements.

Note 4 - Business Acquisitions
During the fiscal year ended September 30, 2023, the Company and its subsidiaries made the following business acquisitions:
Tennessee Acquisition
On November 18, 2022, the Company acquired three HMA manufacturing plants and certain related assets located in the Nashville, Tennessee metro area for $9.5 million. In connection with this transaction, the Company disposed of a quarry in North Carolina, resulting in total cash proceeds of $37.0 million and a gain on the facility exchange of $5.4 million. The transaction established the Company’s first operations in Tennessee.
North Carolina Acquisition
On December 1, 2022, the Company acquired all of the capital stock of Ferebee Corporation, an HMA production and paving company headquartered in Charlotte, North Carolina, for $67.3 million. The transaction established the Company’s second platform company in North Carolina and added three HMA plants in the greater Charlotte/Rock Hill, North Carolina metro area.
Upstate South Carolina Acquisition (Provisional)
On April 3, 2023, the Company acquired substantially all of the assets of Pickens Construction, Inc., an asphalt paving company headquartered in Anderson, South Carolina, for $5.0 million. The transaction added an HMA plant and expanded the Company’s service market in the greater Greenville, South Carolina metro area.

Alabama Acquisition (Provisional)
On May 1, 2023, the Company acquired the Huntsville, Alabama operations of Southern Site Contractors, LLC., an excavation, grading and utility contractor, for $1.1 million. The transaction enhanced the Company’s vertical integration of construction services in the Huntsville, Alabama metro area.
Coastal South Carolina Acquisition
On August 1, 2023, the Company acquired an HMA plant, together with the related inventory and certain equipment, of C.R. Jackson, Inc., an asphalt paving company headquartered in Columbia, South Carolina, for $9.1 million. The transaction added an HMA plant and expanded the Company’s service market in the greater Myrtle Beach, South Carolina metro area.
Combined Acquisitions During the Fiscal Year Ended September 30, 2023
The above-referenced acquisitions were accounted for as business combinations in accordance with Topic 805. The Company consulted with independent third parties to assist in the valuation process. Total consideration transferred for these five acquisitions was $92.0 million as of September 30, 2023.
Identifiable assets acquired and liabilities assumed were recorded at their estimated fair values based on the methodologies described under Fair Value Measurements in Note 2 - Significant Accounting Policies. The amount of the purchase price exceeding the net fair value of identifiable assets acquired and liabilities assumed was recorded as goodwill in the aggregate amount of $29.6 million for these five acquisitions, which is deductible for income tax purposes. Goodwill primarily represents the assembled workforce and synergies expected to result from the acquisitions.
The results of operations attributable to these acquisitions are included in the Company’s Consolidated Statements of Comprehensive Income for the fiscal year ended September 30, 2023, from their respective acquisition dates forward. The Company recorded certain costs to effect the acquisitions as they were incurred, which are reflected in general and administrative expenses on the Company’s Consolidated Statements of Comprehensive Income in the amounts of $0.3 million, $0.8 million, and $1.3 million for the fiscal years ended September 30, 2023, 2022, and 2021, respectively.

The following table summarizes the consideration for the aforementioned acquisitions and the amounts of identified assets acquired and liabilities assumed as of September 30, 2023 (in thousands):

	Alabama Acquisition (Provisional)	North Carolina Acquisition	Upstate South Carolina Acquisition (Provisional)	Coastal South Carolina Acquisition	Tennessee Acquisition	Total
Cash and cash equivalents	$—	$33	$—	$—	$—	$33
Contracts receivable including retainage	—	12,216	775	—	—	12,991
Cost and estimated earnings in excess of billings on uncompleted contracts	—	598	—	—	—	598
Inventories	—	1,314	189	484	1,101	3,088
Prepaid expenses and other current assets	—	421	137	—	241	799
Property, plant and equipment	1,004	27,375	3,196	6,191	8,171	45,937
Operating lease right-of-use assets	—	—	433	—	—	433
Intangible assets	—	5,900	—	—	—	5,900
Total assets	1,004	47,857	4,730	6,675	9,513	69,779

Accounts payable	—	3,718	—	—	—	3,718
Billings in excess of costs and estimated earnings on uncompleted contracts	—	2,329	—	—	—	2,329
Accrued expenses and other current liabilities	—	787	108	—	—	895
Operating lease liabilities	—	—	433	—	—	433
Total liabilities	—	6,834	541	—	—	7,375

Goodwill	117	26,281	774	2,407	10	29,589

Total purchase price	$1,121	$67,304	$4,965	$9,080	$9,523	$91,993

The Consolidated Statements of Comprehensive Income for the fiscal year ended September 30, 2023 includes $86.9 million of revenue and $1.0 million of net income attributable to the operations of the businesses acquired during the 2023 fiscal year from their respective acquisition dates through September 30, 2023.
The following presents pro forma revenues and net income as though the acquisitions had occurred on October 1, 2020 (unaudited, in thousands):

	For the Fiscal Year Ended September 30,
	2023	2022	2021
Pro forma revenues	$1,588,268	$1,412,313	$1,021,378
Pro forma net income	$48,923	$22,175	$20,976

Pro forma financial information is presented as if the operations of the acquisitions had been included in the consolidated results of the Company since October 1, 2020, and gives effect to transactions that are directly attributable to the acquisitions, including adjustments to:
(a)Include the pro forma results of operations of the acquisitions for the fiscal years ended September 30, 2023, 2022 and 2021.

(b)Include additional depreciation and depletion expense related to the fair value of acquired property, plant and equipment and reserves at aggregates facilities, as applicable, as if such assets were acquired on October 1, 2020 and consistently applied to the Company’s depreciation and depletion methodologies.

(c)Include interest expense under the Term Loan as if the funds borrowed to finance the purchase price were borrowed on October 1, 2020. Interest expense calculations further assume that no principal payments were made during the period from October 1, 2020 through September 30, 2023, and that the interest rate in effect on the date the Company made the acquisitions was in effect for the period from October 1, 2020 through September 30, 2023.

(d)Exclude $0.3 million of acquisition-related expenses from the fiscal year ended September 30, 2023, as though such expenses were incurred prior to the pro forma acquisition date of October 1, 2020.

Pro forma information is presented for informational purposes and may not be indicative of revenue or net income that would have been achieved if these acquisitions had occurred on October 1, 2020.
Combined Acquisitions During the Fiscal Year Ended September 30, 2022
The following table summarizes the finalized consideration for the combined acquisitions during the fiscal year ended September 30, 2022, and the amounts of identified assets acquired and liabilities assumed (in thousands):

	Provisional amounts as of September 30, 2022	Finalized amounts as of September 30, 2023
Cash and cash equivalents	$1,168	$1,168
Contracts receivable including retainage	9,016	9,016
Cost and estimated earnings in excess of billings on uncompleted contracts	125	125
Inventories	2,980	2,980
Prepaid expenses and other current assets	213	239
Property, plant and equipment	80,291	80,291
Deferred tax assets	2,471	3,356
Intangible assets	9,000	9,000
Total assets	105,264	106,175

Accounts payable	2,759	2,759
Billings in excess of costs and estimated earnings on uncompleted contracts	3,123	3,677
Accrued expenses and other current liabilities	6,100	8,631
Unfavorable contract liabilities	7,900	8,500
Deferred tax liabilities	282	282
Total liabilities	20,164	23,849

Goodwill	45,300	47,899

Total purchase price	$130,400	$130,225

During the year ended September 30, 2023, the provisional purchase price allocation (goodwill) changed by $2.6 million based on final valuation reports for unfavorable contract liabilities and finalization of assumed liabilities obtained during the measurement period.

Note 5 - Contracts Receivable Including Retainage, net
Contracts receivable including retainage, net consisted of the following at September 30, 2023, 2022, and 2021 (in thousands):

	September 30,
	2023	2022	2021
Contracts receivable	$251,324	$221,566	$132,456
Retainage	53,286	44,253	27,640
	304,610	265,819	160,096
Allowance for doubtful accounts	(906)	(612)	(1,926)
Contracts receivable including retainage, net	$303,704	$265,207	$158,170

The following is a summary of changes in the allowance for doubtful accounts balance during the fiscal years ended September 30, 2023, 2022, and 2021 (in thousands):

	For the Fiscal Year Ended September 30,
	2023	2022	2021
Balance at beginning of period	$612	$1,926	$1,440
Charged (credited) to bad debt expense	456	(947)	784
Write-off of contracts receivable including retainage	(162)	(367)	(298)
Balance at end of period	$906	$612	$1,926

Retainage receivables have been billed and the Company has an unconditional right to payment, but are not due until satisfactory contract completion and acceptance by the customer.

Note 6 - Contract Assets and Liabilities
Costs and estimated earnings compared to billings on uncompleted contracts at September 30, 2023, 2022, and 2021 consisted of the following (in thousands):

	September 30,
	2023	2022	2021
Costs on uncompleted contracts	$1,831,106	$1,520,510	$1,058,434
Estimated earnings to date on uncompleted contracts	194,760	146,459	110,430
	2,025,866	1,666,969	1,168,864
Billings to date on uncompleted contracts	(2,077,475)	(1,690,175)	(1,179,560)
Net billings in excess of costs and estimated earnings on uncompleted contracts	$(51,609)	$(23,206)	$(10,696)

Significant changes to balances of costs and estimated earnings in excess of billings (contract asset) and billings in excess of costs and estimated earnings (contract liability) on uncompleted contracts from September 30, 2021 to September 30, 2023 are presented below (in thousands):

	Costs and Estimated Earnings in Excess of Billings on Uncompleted Contracts	Billings in Excess of Costs and Estimated Earnings on Uncompleted Contracts	Net Billings in Excess of Costs and Estimated Earnings on Uncompleted Contracts
September 30, 2021	$23,023	$(33,719)	$(10,696)
Changes in revenue billed, contract price or cost estimates	6,248	(18,758)	(12,510)
September 30, 2022	29,271	(52,477)	(23,206)
Changes in revenue billed, contract price or cost estimates	(1,975)	(26,428)	(28,403)
September 30, 2023	$27,296	$(78,905)	$(51,609)

At September 30, 2023, the Company had unsatisfied or partially unsatisfied performance obligations under construction project contracts representing approximately $1.28 billion in aggregate transaction price. The Company expects to earn revenue as it satisfies the performance obligations under those contracts in the amount of approximately $933.6 million during the fiscal year ending September 30, 2024, and approximately $341.5 million thereafter.
Note 7 - Other Assets
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following at September 30, 2023 and 2022 (in thousands):

	September 30,
	2023	2022
Prepaid expenses	$4,274	$7,221
Other current assets	5,032	5,736
Total prepaid expenses and other current assets	$9,306	$12,957

Other Assets
Other assets consisted of the following at September 30, 2023 and 2022 (in thousands):

	September 30,
	2023	2022
Interest rate swap contract	$26,909	$24,719
Notes receivable	871	1,121
Other assets	4,925	4,701
Total other assets	$32,705	$30,541

Note 8 - Property, Plant and Equipment
Property, plant and equipment at September 30, 2023 and 2022 consisted of the following (in thousands):

	September 30,
	2023	2022
Construction equipment	$447,467	$402,581
Plants	208,708	167,625
Land and improvements	76,396	59,454
Mineral reserves	69,405	91,992
Buildings	36,885	32,566
Furniture and fixtures	7,538	7,110
Leasehold improvements	1,268	1,230
Total property, plant and equipment, gross	847,667	762,558
Accumulated depreciation, depletion and amortization	(358,462)	(304,935)
Construction in progress	15,890	23,789
Total property, plant and equipment, net	$505,095	$481,412

Depreciation, depletion and amortization expense related to property, plant and equipment for the fiscal years ended September 30, 2023, 2022 and 2021 was $80.0 million, $68.9 million and $49.5 million, respectively.
Mineral reserves, net of accumulated depletion, for the years ended September 30, 2023 and 2022 were $63.6 million and $87.6 million, respectively. These amounts include $1.5 million and $2.0 million of asset retirement obligation assets, net of accumulated depletion associated with active mining operations for the years ended September 30, 2023 and 2022, respectively, and $0.8 million and $3.9 million of capitalized stripping costs, net of accumulated depletion associated with development stage mining operations for the fiscal years ended September 30, 2023 and 2022, respectively.

Note 9 - Goodwill and Other Intangible Assets
The following presents goodwill activity during the fiscal years ended September 30, 2023 and 2022 (in thousands):

Balance at September 30, 2021	$85,422
Additions	45,300
Measurement period adjustments	(1,257)
Balance at September 30, 2022	129,465
Additions	29,589
Dispositions	(2,383)
Measurement period adjustments	2,599
Balance at September 30, 2023	$159,270

The additions in goodwill as of September 30, 2023 compared to September 30, 2022 were attributable to $29.6 million for business acquisitions (see Note 4 - Business Acquisitions) completed during the fiscal year ended September 30, 2023 and an increase of $2.6 million for measurement period adjustments that were finalized for acquisitions completed during the fiscal year ended September 30, 2022. The dispositions of goodwill of $2.4 million were attributed to the sale of a quarry facility in North Carolina (see Note 4 - Business Acquisitions).
A summary of other intangible assets at September 30, 2023 and 2022 is as follows (in thousands):

		September 30,
		2023			2022
	Weighted Average Life	Gross Value	Accumulated Amortization	Net Book Value	Gross Value	Accumulated Amortization	Net Book Value
Indefinite-lived:
Trade name licenses	Indefinite	$5,300	N/A	$5,300	$5,300	N/A	$5,300
Finite-lived:
Customer relationship	14 years	14,745	(2,598)	12,147	11,045	(1,304)	9,741
Other	6 years	3,420	(1,347)	2,073	1,220	(285)	935
Total intangible assets		$23,465	$(3,945)	$19,520	$17,565	$(1,589)	$15,976

The change in gross value as of September 30, 2023 compared to September 30, 2022 is attributable to $5.9 million of business acquisitions (see Note 4 - Business Acquisitions) completed during the fiscal year ended September 30, 2023.
Total amortization expense related to finite-lived intangible assets was $2.4 million, $0.8 million and $0.3 million for the fiscal years ended September 30, 2023, 2022 and 2021, respectively.
Estimated future total amortization expense related to finite-lived intangible assets is as follows (in thousands):

Fiscal Year	Estimated Amortization Expense
2024	$1,976
2025	1,770
2026	1,718
2027	1,570
2028	1,278
Thereafter	5,908
Total	$14,220

Note 10 - Liabilities
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following at September 30, 2023 and 2022 (in thousands):

	September 30,
	2023	2022
Accrued payroll and benefits	$18,132	$12,980
Accrued insurance costs	4,843	3,081
Other current liabilities	8,559	12,423
Total accrued expenses and other current liabilities	$31,534	$28,484

Other Long-Term Liabilities
Other long-term liabilities consisted of the following at September 30, 2023 and 2022 (in thousands):

	September 30,
	2023	2022
Accrued insurance costs	$10,561	$8,210
Other	2,837	3,456
Total other long-term liabilities	$13,398	$11,666

Note 11 - Debt
The Company maintains credit facilities to finance acquisitions, to fund the purchase of real estate, construction equipment, plants and other fixed assets, and for general working capital purposes. Debt at September 30, 2023 and 2022 consisted of the following (in thousands):

	September 30,
	2023	2022
Long-term debt:
Term Loan	$283,750	$271,875
Revolving Credit Facility	93,100	105,100
Total long-term debt	376,850	376,975
Deferred debt issuance costs, net	(1,110)	(1,409)
Current maturities of long-term debt	(15,000)	(12,500)
Long-term debt, net of current maturities and debt issuance costs	$360,740	$363,066

Since 2017, the Company and each of its subsidiaries have been parties to a credit agreement with PNC Bank, National Association (successor in interest to BBVA USA) and certain other lenders party from time to time thereto (as amended, the “Credit Agreement”). The Credit Agreement has been amended and restated on multiple occasions since its inception in order to provide for changes in the economic terms of the credit facility and developments at the Company. The obligations of the Company and its subsidiaries under the Credit Agreement are secured by a first priority security interest in substantially all of the Company’s assets.
The Credit Agreement provides for (i) a term loan facility in an initial aggregate principal amount of $250.0 million (the “Term Loan”) the full amount of which was drawn at closing, (ii) a revolving credit facility in an initial aggregate principal amount of $325.0 million, (the “Revolving Credit Facility”), and (iii) a delayed draw term loan facility in an initial aggregate principal amount of $50.0 million (the “Delayed Draw Term Loan” and together with the Term Loan, the “Term Loans”).
At September 30, 2023 and 2022, there was $283.8 million and $271.9 million, respectively, of principal outstanding under the Term Loans, $93.1 million and $105.1 million, respectively, of principal outstanding under the Revolving Credit Facility, and availability of $222.1 million and $208.6 million, respectively, under the Revolving Credit Facility, including a reduction for outstanding letters of credit.
All outstanding advances under the Term Loans and Revolving Credit Facility are due and payable in full on June 30, 2027 (the “Maturity Date”). The Term Loan (commencing on September 30, 2022) and the Delayed Draw Term Loan (commencing on

September 30, 2023) will amortize in quarterly installments in an amount (subject, in each case, to adjustments for prior mandatory and voluntary prepayments of principal) equal to: (a) 1.25% of the original principal and continuing on each of the following eleven quarter-end payment dates; (b) 1.875% of the original principal on each of the next eight quarter-end payment dates; and (c) all remaining principal of the Term Loans are due and payable in full on the Maturity Date. The annual interest rates applicable to advances will be calculated, at the Company’s option, by using either a base rate, Daily Simple SOFR plus 0.10%, or Term SOFR plus 0.10%, and in each case, plus an applicable margin percentage that corresponds to the Company’s consolidated net leverage ratio. Subject to various requirements, the Company generally may (and, under certain circumstances, must) prepay all or a portion of the outstanding balance of the advances, together with accrued interest thereon, prior to their contractual maturity.
The Credit Agreement contains customary negative covenants for agreements of this type, including, but not limited to, restrictions on the Company’s ability to make acquisitions, make loans or advances, make capital expenditures and investments, pay dividends, create or incur indebtedness, create liens, wind up or dissolve, consolidate, merge or liquidate, or sell, transfer or dispose of assets. The Credit Agreement also requires the Company to satisfy certain financial covenants, including a minimum fixed charge coverage ratio of 1.20-to-1.00 and a maximum consolidated leverage ratio of 3.50-to-1.00, subject to certain adjustments. At September 30, 2023 and 2022, the Company’s fixed charge coverage ratio was 2.56-to-1.00 and 2.56-to-1.00, respectively, and the Company’s consolidated leverage ratio was 1.72-to-1.00 and 2.79-to-1.00, respectively. At both September 30, 2023 and 2022, the Company was in compliance with all covenants under the Credit Agreement.
From time to time, the Company has entered into interest rate swap agreements to hedge against the risk of changes in interest rates. At September 30, 2023 and 2022, the aggregate notional value of these interest rate swap agreements was $300.0 million and the fair value was $26.9 million and $24.7 million, respectively, which is included within other assets on the Company’s Consolidated Balance Sheets.
The scheduled contractual repayment terms of long-term debt at September 30, 2023 are as follows:

Fiscal Year	Amount
2024	15,000
2025	18,750
2026	22,500
2027	320,600
Total	376,850

Interest expense was $18.7 million, $7.9 million and $2.5 million for the fiscal years ended September 30, 2023, 2022 and 2021, respectively. Amortization of deferred debt issuance costs included in interest expense was $0.3 million, $0.2 million and $0.3 million for the fiscal years ended September 30, 2023, 2022 and 2021, respectively.

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
Conversion of Class B Common Stock to Class A Common Stock
During the fiscal year ended September 30, 2023, certain stockholders of the Company converted a total of 2,354,404 shares of Class B common stock into shares of Class A common stock on a one-for-one basis. As of September 30, 2023, there were 43,727,680 shares of Class A common stock and 8,998,511 shares of Class B common stock outstanding.

Restricted Stock Awards
During the fiscal year ended September 30, 2023, the Company awarded a total of 210,412 restricted shares of Class A common stock to certain members of Company management under the Construction Partners, Inc. 2018 Equity Incentive Plan (the “Equity Incentive Plan”).
Additional information about these transactions is set forth in Note 14 - Equity-Based Compensation.
Treasury Stock

During the fiscal year ended September 30, 2023, the Company received a total of 5,267 shares of Class A common stock from employees for reimbursement of income taxes paid by the Company on behalf of these employees related to the vesting of restricted stock awards. The Company received another 24,893 shares of Class A common stock through forfeitures of restricted stock awards by terminated employees.

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

	For the Fiscal Year Ended September 30,
	2023	2022	2021
Numerator
Net income attributable to common stockholders	$49,001	$21,376	$20,177
Denominator
Weighted average number of common shares outstanding, basic	51,827,001	51,773,559	51,636,955
Net income per common share attributable to common stockholders, basic	$0.95	$0.41	$0.39

The following table summarizes the calculation of the weighted-average number of diluted common shares outstanding and the calculation of diluted earnings per share for the periods presented (in thousands, except share and per share amounts):

	For the Fiscal Year Ended September 30,
	2023	2022	2021
Numerator
Net income attributable to common stockholders	$49,001	$21,376	$20,177
Denominator
Weighted average number of basic common shares outstanding, basic	51,827,001	51,773,559	51,636,955
Effect of dilutive securities:
Restricted stock unit grants	433,205	183,861	136,258
Weighted average number of diluted common shares outstanding:	52,260,206	51,957,420	51,773,213
Net income per diluted common share attributable to common stockholders	$0.94	$0.41	$0.39

Note 14 - Equity-Based Compensation
Restricted Stock
The Company measures and recognizes stock-based compensation expense, net of forfeitures, over the requisite vesting periods for all stock-based payment awards made, and recognizes forfeitures as they occur. Stock-based compensation is included in general and administrative expenses in the Consolidated Statements of Comprehensive Income. A summary of the changes in the Company’s restricted stock is as follows (in thousands, except share data):

	For the Fiscal Year Ended September 30,
	2021	2022	2023
Unvested shares, beginning balance	292,534	595,561	715,724
Shares awarded	510,733	256,167	210,412
Shares vested	(207,706)	(134,481)	(76,963)
Shares forfeited	—	(1,523)	(24,893)
Unvested shares, ending balance	595,561	715,724	824,280

Aggregate grant date fair value of awards	$13,546	$8,356	$5,514
Compensation expense recorded upon vesting of awards	3,549	6,966	8,717
Unrecognized compensation expense at fiscal year-end	11,650	15,152	9,766

The restricted shares granted under the Equity Incentive Plan will vest, as applicable, as follows:

Fiscal Year	Number of Shares
2024	391,975
2025	351,892
2026	67,913
2027	12,500
Total	824,280

Performance Stock Units
Performance stock units (“PSUs”) provide for the issuance of shares of Class A common stock upon vesting, which occurs at the end of the performance period based on achievement of certain Company performance metrics established by the Compensation Committee of the Company’s Board of Directors. The final number of shares of common stock issuable upon vesting of PSUs can range from 0% to 150% of the number of PSUs initially granted, depending on the level of achievement, as determined by the Compensation Committee of the Company’s Board of Directors. The achievement of performance goals is modified by the total shareholder return ranking of the Company against the Russell 2000 Index over the performance period and can increase or decrease the achieved award by up to 15%. The Company recognizes expense, net of estimated forfeitures, for PSUs based on the forecasted achievement of Company performance metrics, multiplied by the fair value of the total number of shares of common stock that the Company anticipates will be issued based on such achievement.
During the fiscal year ended September 30, 2023, the Company awarded PSUs representing a target of 92,423 shares and forecasted vesting of 65,024 shares of Class A common stock to certain members of Company management under the Equity Incentive Plan. The grants are classified as equity awards. The aggregate grant date fair value of these restricted awards was $2.2 million. During the fiscal year ended September 30, 2022, the Company awarded PSUs representing a target of 131,341 shares and forecasted vesting of 98,505 shares of Class A common stock to certain members of Company management under the Equity Incentive Plan. During the fiscal years ended September 30, 2023 and 2022, the Company recorded compensation expense in connection with PSUs in the amount of $2.0 million and $1.0 million, respectively, which is reflected as general and administrative expenses in the Company’s Consolidated Statements of Comprehensive Income. At September 30, 2023, the Company forecasted 163,529 restricted shares of Class A common stock as unvested and approximately $2.1 million of unrecognized compensation expense related to these awards.

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
The provision for income taxes for the fiscal years ended September 30, 2023, 2022 and 2021 consisted of the following (in thousands):

	For the Fiscal Year Ended September 30,
	2023	2022	2021
Current
U.S. Federal	$3,520	$—	$3,609
State	1,718	949	995
Total current	5,238	949	4,604
Deferred
U.S. Federal	9,959	5,662	3,029
State	1,206	304	716
Total deferred	11,165	5,966	3,745
Provision for income taxes	$16,403	$6,915	$8,349

Differences exist between income and expenses reported on the consolidated financial statements and those deducted for U.S. federal and state income tax reporting. The Company’s deferred tax assets and liabilities consisted of the following temporary difference tax effects at September 30, 2023 and 2022 (in thousands):

	September 30,
	2023	2022
Deferred tax assets
Allowance for bad debt	$226	$150
Amortization of finite-lived intangible assets	1,022	943
Federal net operating loss carryforward	—	2,632
Federal 163J carryforward	1,254	—
State net operating loss carryforward	1,177	1,205
Employee benefits	4,695	1,986
Acquisition liabilities	796	2,127
Accrued insurance claims	536	911
Other	1,151	998
Total deferred tax assets	10,857	10,952
Deferred tax liabilities
Amortization of goodwill	(8,647)	(6,582)
Property, plant and equipment	(32,939)	(24,131)
Interest rate swap contract	(6,343)	(5,692)
Other	(49)	(1,260)
Total deferred tax liabilities	(47,978)	(37,665)
Net deferred tax liabilities	$(37,121)	$(26,713)

The Consolidated Balance Sheets at September 30, 2023 and 2022 include gross deferred tax assets of $10.9 million and $11.0 million, respectively. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the periods in which those temporary differences are deductible. Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carryforward periods), projected taxable income, and tax-planning strategies in making this assessment. Based on the weight of all evidence known and available as of the balance sheet date, management believes that these tax benefits are more likely than not to be realized in the future. To the extent that management does not consider it more likely than not that a deferred tax asset will be recovered, a valuation allowance is established.
Income taxes payable have been reduced by fuel tax credits of $0.3 million for each of the fiscal years ended September 30, 2023 and 2022. The remaining amount of goodwill expected to be deductible for tax purposes was $109.5 million and $92.5 million at September 30, 2023 and 2022, respectively.
The following is a reconciliation of net deferred tax assets (liabilities) to amounts reflected on the Company’s Consolidated Balance Sheets at September 30, 2023 and 2022 (in thousands):

	September 30,
	2023	2022
Asset: Deferred income taxes, net	$—	$—
Liability: Deferred income taxes, net	(37,121)	(26,713)
Net deferred tax assets (liabilities)	$(37,121)	$(26,713)

At September 30, 2023 and 2022, the Company had federal net operating loss carryforwards of $0.0 million and $10.5 million, respectively, and state net operating loss carryforwards of $27.8 million and $38.0 million, respectively. The state net operating loss credit carryforwards expire in varying amounts between the fiscal years ended September 30, 2032 and 2042 or are indefinite.
The U.S. statutory federal income tax rate applicable to the Company was 21% during the fiscal years ended September 30, 2023, 2022 and 2021. The following table reconciles income taxes based on the U.S. federal statutory tax rate to the Company’s income before provision for income taxes for the fiscal years ended September 30, 2023, 2022 and 2021 (in thousands):

	For the Fiscal Year Ended September 30,
	2023	2022	2021
Provision for income tax at federal statutory rate	$13,735	$5,941	$5,990
State income taxes	2,222	569	1,351
Permanent differences	348	353	961
Other	98	52	47
Provision for income taxes	$16,403	$6,915	$8,349

Uncertain Tax Positions
ASC Topic 740, Income Taxes (“Topic 740”), prescribes a recognition threshold and measurement model for the financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return and provides guidance on derecognition classification, interest and penalties, accounting in interim periods, disclosure and transition.
The Company is subject to tax audits in various jurisdictions in the United States. Tax audits, by their nature, are often complex. In the normal course of business, the Company is subject to challenges from the Internal Revenue Service (“IRS”) and other tax authorities regarding amounts of taxes due. These challenges may alter the timing or amount of taxable income or deductions, or the allocation of income among tax jurisdictions. As part of the calculation of the provision for income taxes on earnings, management determines whether the benefits of the Company’s tax positions are at least more likely than not to be sustained upon audit based on the technical merits of the tax position. For tax positions that are more likely than not to be sustained upon audit, management accrues the largest amount of the benefit that is more likely than not to be sustained. Such accruals require management to make estimates and judgments with respect to the ultimate outcome of a tax audit. Actual results could vary materially from these estimates. The Company performed an analysis of its tax positions and determined that no uncertain tax positions existed at September 30, 2023 or 2022. Accordingly, there was no liability for uncertain tax positions at September 30, 2023 or 2022. Based on the provisions of Topic 740, the Company had no material unrecognized tax benefits at September 30, 2023 or 2022. Due to the utilization of net operating loss carryforwards, the Company’s federal income tax returns for fiscal years ended September 30, 2019 through 2022 are subject to examination. Various state income tax returns for fiscal years ended September 30, 2011 through 2022 are also subject to examination.

Note 16 - Employee Benefit Plans
The Company offers a 401(k) retirement plan covering substantially all employees who are at least 18 years old and have more than six months of service. The Company makes discretionary employer contributions, subject to IRS safe harbor rules. Employer contributions charged to earnings during the fiscal years ended September 30, 2023, 2022 and 2021 were $6.8 million, $5.5 million, and $3.9 million, respectively.

In addition, the Company offers an Employee Stock Purchase Plan (“ESPP”), under which the first offering period commenced July 1, 2023. The purpose of the ESPP is to provide the Company’s employees with an opportunity to purchase shares on the exercise date at a price equal to 85% of the fair value of the Company’s Class A common stock as of either the exercise date, or the first day of the relevant offering period, whichever is less. Employer expense charged to earnings during the fiscal years ended September 30, 2023, 2022 and 2021 were $0.1 million, $0.0 million, and $0.0 million, respectively.

Note 17 - Related Parties
On December 31, 2017, the Company sold an indirect wholly-owned subsidiary to an immediate family member of an executive officer of the Company (“Purchaser of Subsidiary”) in consideration for an interest-bearing note receivable in the amount of $1.0 million, which approximated the net book value of the disposed entity. At September 30, 2023, $0.1 million and $0.2 million was reflected on the Company’s Consolidated Balance Sheets within other current assets and other assets, respectively, representing the remaining balances on this note receivable. In connection with this transaction, the Company also received an interest-bearing note receivable from the disposed entity (“Disposed Entity”) on December 31, 2017 in the amount of $1.0 million representing certain accounts payable of the disposed entity that were paid by the Company. At September 30, 2023, $0.1 million and $0.1 million was reflected on the Company’s Consolidated Balance Sheets within other current assets and other assets, respectively, representing the remaining balances on this note receivable. Remaining principal and interest payments are scheduled to be made in periodic installments during fiscal year 2024 through fiscal year 2026.
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
•The Company is party to a management services agreement with SunTx, under which the Company pays SunTx $0.31 million per fiscal quarter and reimburses certain travel and other out-of-pocket expenses associated with services rendered under the management services agreement.

The following table presents revenues earned and expenses incurred by the Company during the fiscal years ended September 30, 2023, 2022 and 2021, and receivable and accounts payable balances at September 30, 2023 and 2022, related to transactions with the related parties described above (in thousands):

	Revenue Earned (Expense Incurred)						Receivable (Payable)
	For the Fiscal Year Ended September 30,						September 30,
	2023		2022		2021		2023	2022
Purchaser of subsidiary	$—		$—		$—		$311	$414
Disposed entity	—		—		—		198	264
Land Development Project	—		—		—		632	712
Subcontracting Services	(8,627)	(1)	(8,655)	(1)	(9,385)	(1)	(593)	(695)
Island Pond	(340)	(2)	(320)	(2)	(320)	(2)	—	—
SunTx	(1,486)	(2)	(1,451)	(2)	(1,935)	(2)	—	—

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
Letters of Credit
Under the Revolving Credit Facility, the Company has a total capacity of $325.0 million that may be used for a combination of cash borrowings and letter of credit issuances. At each of September 30, 2023 and 2022, the Company had aggregate letters of credit outstanding in the amount of $9.8 million and $11.3 million, respectively, primarily related to certain insurance policies as described in Note 2 - Significant Accounting Policies.

Purchase Commitments
As of September 30, 2023, the Company had unconditional purchase commitments for diesel fuel and natural gas in the normal course of business in the aggregate amount of $3.1 million and $0.6 million, respectively. Management does not expect any significant changes in the market value of these goods during the commitment period that would have a material adverse effect on the financial condition, results of operations and cash flows of the Company. As of September 30, 2023, the Company’s purchase commitments annually thereafter are as follows (in thousands):

Fiscal Year	Amount
2024	$3,139
2025	536
Total	$3,675

Minimum Royalties
The Company has lease agreements associated with aggregates facilities under which the Company makes royalty payments. These agreements are outside the scope of Topic 842. The payments are generally based on tons sold in a particular period; however, certain agreements have minimum annual payments. The Company has commitments in the form of minimum royalties as of September 30, 2023 in the amount of $2.5 million, due as follows (in thousands):

Fiscal Year	Amount
2024	$295
2025	256
2026	192
2027	180
2028	145
Thereafter	1,470
Total	$2,538

Royalty expense recorded in cost of revenue during the fiscal years ended September 30, 2023, 2022 and 2021 was $1.5 million, $1.6 million and $1.2 million, respectively.

Note 19 - Leases

The Company leases certain facilities, office space, vehicles and equipment. As of September 30, 2023, operating leases under Topic 842 were included in (i) operating lease right-of use assets, (ii) current portion of operating lease liabilities and (iii) operating lease liabilities, net of current portion on the Consolidated Balance Sheets in the amounts of $14.5 million, $2.3 million and $12.6 million, respectively. As of September 30, 2023, the Company did not have any lease contracts that had not yet commenced but had created significant rights and obligations.

The components of lease expense were as follows for the periods presented (in thousands):

	For the Fiscal Year Ended September 30,
	2023	2022	2021
Operating lease cost	$3,150	$2,568	$2,475
Short-term lease cost	22,631	21,177	13,346
Total lease expense	25,781	23,745	15,821

Short-term leases (those with terms of 12 months or less) are not capitalized but are expensed on a straight-line basis over the lease term. The majority of the Company’s short-term leases relate to equipment used on construction projects. These leases are entered into at periodic rental rates for an unspecified duration and typically have a termination for convenience provision.

As of September 30, 2023, the weighted-average remaining term of the Company’s operating leases was 8.0 years, and the weighted-average discount rate was 3.36%. As of September 30, 2023, the lease liability was equal to the present value of the remaining lease payments, discounted using the incremental borrowing rate on the Company’s secured debt using a single maturity discount rate, as such rate is not materially different from the discount rate applied to each of the leases in the portfolio.

The following table summarizes the Company’s undiscounted lease liabilities outstanding as of September 30, 2023 (in thousands):

Fiscal Year	Amount
2024	$2,793
2025	2,389
2026	2,240
2027	2,018
2028	1,712
Thereafter	6,117
Total future minimum lease payments	$17,269
Less: imputed interest	2,282
Total	$14,987

Note 20 - Fair Value Measurements

The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2023 and 2022 under Topic 820 (in thousands):

	Fair Value Measurement at Reporting Date Using
September 30, 2023	Level 1	Level 2	Level 3
Assets:
Commodity swap contracts	$—	$204	$—
Interest rate swaps	—	26,909	—
Corporate debt securities	—	5,605	—
U.S. government securities	—	6,549	—
Municipal government securities	—	1,748	—
Other debt securities	—	1,177	—
Total Assets	$—	$42,192	$—

Liabilities:
Commodity swap contracts	$—	$20	$—
Total Liabilities	$—	$20	$—

	Fair Value Measurement at Reporting Date Using
September 30, 2022	Level 1	Level 2	Level 3
Assets:
Commodity swap contracts	$—	$1,187	$—
Interest rate swaps	—	24,719	—
Corporate debt securities	—	2,537	—
U.S. government securities	—	2,481	—
Municipal government securities	—	1,055	—
Other debt securities	—	793	—
Total Assets	$—	$32,772	$—

Liabilities:
Commodity swap contracts	$—	$661	$—
Total Liabilities	$—	$661	$—

The fair value of interest rate swap contracts is based on a model-driven valuation using the observable components (e.g., interest rates), which are observable at commonly quoted intervals for the full term of the contracts. The fair value of the Company’s commodity swap contracts is based on an analysis of the expected cash flow of the contract in combination with observable forward price inputs obtained from a third-party pricing source. The calculations are adjusted for credit risk. Therefore, the Company’s derivative assets and liabilities are classified within Level 2 of the fair value hierarchy. Derivative assets are included within “Prepaid expenses and other current assets” and “Other assets” on the Company’s Consolidated Balance Sheets. Derivative liabilities are included within “Accrued expense and other current liabilities” and “Other long-term liabilities” on the Company’s Consolidated Balance Sheets. Debt securities primarily consist of corporate bonds and U.S. Government and agency obligations. The fair value of these investments is determined based on market quotes. These investments are included within “Restricted Investments” on the Company’s Consolidated Balance Sheets.

Note 21 - Investment in Derivative Instruments

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

The Company performs an initial prospective assessment of hedge effectiveness on a quantitative basis between the inception date and the earlier of the first quarterly hedge effectiveness date or the issuance of the financial statements that include the hedged transaction. On a quarterly basis, the Company assesses the effectiveness of designated hedges in offsetting the variability in the cash flows or fair values of the hedged assets or obligations using a qualitative assessment. The Company would discontinue hedge accounting prospectively when the derivative is no longer highly effective as a hedge, the underlying hedged transaction is no longer probable or the hedging instrument expires, is sold, terminated or exercised.

Commodity Swap Contracts

The Company’s operations expose it to a variety of market risks, including the effects of changes in commodity prices. As part of its risk management process, the Company began entering into commodity swap transactions through regulated commodity exchanges. The Company does not enter into derivative financial instruments for speculative purposes. Changes in fair value of commodity swaps are recognized in earnings.

The following table represents the approximate amount of realized and unrealized gains (losses) and changes in fair value recognized in earnings on commodity derivative contracts for the fiscal years ended September 30, 2023, 2022 and 2021 and the fair value of these derivatives as of September 30, 2023 and 2022 (in thousands):

	For the Fiscal Year Ended September 30,
		2023			2022			2021
	Change in			Change in			Change in
	Realized Gain (Loss)	Unrealized Gain (Loss)	Total Gain (Loss)	Realized Gain (Loss)	Unrealized Gain (Loss)	Total Gain (Loss)	Realized Gain (Loss)	Unrealized Gain (Loss)	Total Gain (Loss)
Cost of revenues	$(2,255)	$(342)	$(2,597)	$3,472	$(1,286)	$2,186	$830	$2,315	$3,145
Interest expense, net	8,297	—	8,297	(806)	1,668	862	(890)	894	4
Total	$6,042	$(342)	$5,700	$2,666	$382	$3,048	$(60)	$3,209	$3,149

	September 30,
Balance Sheet Classification	2023	2022
Prepaid expenses and other current assets - commodity swaps(2)	$204	$1,032
Other assets - commodity swaps(2)	—	155
Other assets - interest rate swap (1)	26,909	24,719
Accrued expense and other current liabilities - commodity swaps(2)	(20)	(601)
Other long-term liabilities - commodity swaps(2)	—	(60)
Net unrealized gain (loss) position	$27,093	$25,245

(1) Represents designated cash flow hedge of $26.9 million and $24.7 million as of September 30, 2023 and 2022, respectively.
(2) Represents derivatives not designated as hedges.

Note 22 - Other Comprehensive Income (Loss)

Comprehensive income (loss) consists of two subsets: net income and OCI. The components of other comprehensive income (loss) are presented in the accompanying Consolidated Statements of Comprehensive Income and Consolidated Statements of Stockholders’ Equity, net of applicable taxes. The Company’s interest rate swap contract hedge included in other comprehensive income for the fiscal years ended September 30, 2023 and 2022 was entered into on July 1, 2022 with an original notional value of $300.0 million. The maturity date of this swap is June 30, 2027. The Company received a credit of $12.6 million under the “blend and extend” arrangement utilizing the fair values of the existing interest rate swap agreements at June 30, 2022.

Amounts in accumulated other comprehensive income (loss) (“AOCI”), net of tax, are as follows (in thousands):

	September 30,
AOCI	2023	2022	2021
Interest rate swap contract, net of blend and extend arrangement	25,533	23,761	(31)
Unrealized loss on available-for-sale securities	(848)	(566)	—
Less tax effect of other comprehensive income (loss) items	(5,991)	(5,575)	8
Total	$18,694	$17,620	$(23)

Changes in AOCI, net of tax, are as follows (in thousands):

AOCI
Balance at September 30, 2021	(23)
Net OCI changes	17,643
Balance at September 30, 2022	17,620
Net OCI changes	1,074
Balance at September 30, 2023	$18,694

Amounts reclassified from AOCI to earnings, are as follows (in thousands):

	2023	2022	2021
Interest expense (benefit)	$(8,297)	$468	$224
Benefit from income taxes	2,004	(108)	(56)
Total reclassifications from AOCI to earnings	$(6,293)	$360	$168

Note 23 - Asset Retirement Obligations
As discussed in Note 2, the Company has AROs, which are liabilities associated with its legally required obligations to reclaim owned and leased aggregates facilities. At September 30, 2023 and 2022, the Company’s AROs were $2.4 million and $2.9 million, respectively, which are reflected as “Other long-term liabilities” on the Company’s Consolidated Balance Sheets. Accretion and depreciation expense related to AROs for the fiscal years ended September 30, 2023, 2022 and 2021 was $0.1 million, $0.1 million and $0.0 million, respectively.

The following is a reconciliation of these AROs (in thousands):

	For the Fiscal Year Ended September 30,
	2023	2022
Asset Retirement Obligations
Balance at beginning of year	$2,858	$2,788
Liabilities incurred	—	—
Liabilities settled	(502)	—
Liabilities assumed	—	—
Accretion expense	61	70
Balance at end of year	$2,417	$2,858

Note 24 - Investments

The following is a summary of the Company’s debt securities as of September 30, 2023 and 2022 (in thousands):

September 30, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government securities	$6,869	$—	$320	$6,549
Corporate debt securities	5,931	—	326	5,605
Municipal government securities	1,853	—	105	1,748
Other debt securities	1,273	—	96	1,177
Total	$15,926	$—	$847	$15,079

September 30, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate debt securities	$2,797	$—	$260	$2,537
U.S. government securities	2,622	—	141	2,481
Municipal government securities	1,151	—	96	1,055
Other debt securities	862	—	69	793
Total	$7,432	$—	$566	$6,866

The amortized cost and fair value of debt securities classified as available for sale by contractual maturity, as of September 30, 2023, are as follows (in thousands):

	September 30, 2023
	Amortized Cost	Fair Value
Due within one year	$2,499	$2,480
Due after one year through three years	4,327	4,154
Due after three years	9,100	8,445
Total	$15,926	$15,079

Note 25 - Unpaid Losses and Loss Adjustment Expenses

The following is a summary of the Company’s activity in the liability for loss and loss adjustment expense reserves for workers’ compensation, general liability and automobile liability as of September 30, 2023 and 2022 (in thousands):

	For the Fiscal Year Ended September 30,
	2023	2022
Balance at beginning of year	$11,291	$9,941
Total incurred	9,987	5,993
Total paid	(5,981)	(4,643)
Balance at end of year	$15,297	$11,291

Note 26 - Condensed Financial Statements of Parent Company

CONSTRUCTION PARTNERS, INC.
PARENT COMPANY ONLY
CONDENSED BALANCE SHEETS
(in thousands, except share and per share data)

	September 30,
	2023	2022
ASSETS
Cash and cash equivalents	$54,410	$43,130
Prepaid expenses and other current assets	1,411	2,995
Total current assets	55,821	46,125
Property, plant and equipment, net	4,643	4,646
Investment in subsidiaries	524,466	444,473
Due from subsidiaries	13,015	58,593
Other assets	30,587	28,140
Total assets	$628,532	$581,977
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accrued expenses and other current liabilities	$4,123	$3,477
Current maturities of long-term debt	886	1,204
Total current liabilities	5,009	4,681
Long-term liabilities:
Due to subsidiaries	87,183	39,275
Deferred income taxes, net	5,030	4,553
Long-term debt, net of current maturities and debt issuance costs	14,736	77,589
Total long-term liabilities	106,949	121,417
Total liabilities	111,958	126,098
Stockholders’ Equity
Preferred stock, par value $0.001; 10,000,000 shares authorized at September 30, 2023 and September 30, 2022 and no shares issued and outstanding	—	—
Class A common stock, par value $0.001; 400,000,000 shares authorized, 43,760,546 shares issued and 43,727,680 shares outstanding at September 30, 2023, and 41,195,730 shares issued and 41,193,024 shares outstanding at September 30, 2022	44	41
Class B common stock, par value $0.001; 100,000,000 shares authorized, 11,921,463 shares issued and 8,998,511 shares outstanding at September 30, 2023, and 14,275,867 shares issued and 11,352,915 shares outstanding at September 30, 2022	12	15
Additional paid-in capital	267,330	256,571
Treasury stock, Class A common stock, par value $0.001, at cost, 32,866 shares at September 30, 2023, and 2,706 shares at September 30, 2022	(178)	(39)
Treasury stock, Class B common stock, par value $0.001, at cost, 2,922,952 shares at September 30, 2023 and 2022	(15,603)	(15,603)
Accumulated other comprehensive loss	18,694	17,620
Retained earnings	246,275	197,274
Total stockholders’ equity	516,574	455,879
Total liabilities and stockholders’ equity	$628,532	$581,977

See note to condensed financial statements of parent company.

CONSTRUCTION PARTNERS, INC.
PARENT COMPANY ONLY
CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands, except share and per share amounts)

	For the Fiscal Year Ended September 30,
	2023	2022	2021
Equity in net income of subsidiaries	$50,899	$24,690	$25,505
General and administrative expenses	(2,535)	(4,758)	(6,399)
Interest expense, net	(24)	68	834
Gain on sale of equipment, net	—	6	—
Other income	4	13	3
Income before provision for income taxes	48,344	20,019	19,943
Income tax benefit	657	1,357	234
Net income	$49,001	$21,376	$20,177
Other comprehensive (loss), net of tax
Unrealized gain (loss) on interest rate swap contract, net	1,297	18,091	(23)
Unrealized (loss) on restricted investments, net	(223)	(448)	—
Other comprehensive (loss)	1,074	17,643	(23)
Comprehensive income	$50,075	$39,019	$20,154

Net income per share attributable to common stockholders:
Basic	$0.95	$0.41	$0.39
Diluted	$0.94	$0.41	$0.39
Weighted average number of common shares outstanding:
Basic	51,827,001	51,773,559	51,636,955
Diluted	52,260,206	51,957,420	51,773,213

See note to condensed financial statements of parent company.

CONSTRUCTION PARTNERS, INC.
PARENT COMPANY ONLY
CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Fiscal Year Ended September 30,
	2023	2022	2021
Cash flows from operating activities:
Net income	$49,001	$21,376	$20,177
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation, depletion, accretion and amortization	757	757	475
Gain on sale of equipment	—	(6)	—
Loss (gain) on derivative instruments	—	(1,668)	(894)
Equity-based compensation expense	10,759	8,000	3,549
Equity in net income of subsidiaries	(50,899)	(24,690)	(25,505)
Deferred income tax benefit	—	(248)	(451)
Other non-cash adjustments	(417)	(73)	9
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	1,584	(1,932)	(135)
Other assets	(256)	(593)	(2,008)
Accrued expenses and other current liabilities	646	507	1,001
Other liabilities	—	(748)	(97)
Net cash (used in) provided by operating activities	11,175	682	(3,879)
Cash flows from investing activities:
Purchases of property, plant and equipment	(737)	(243)	(2,641)
Proceeds from sale of equipment	—	6	—
Investment in subsidiary	(29,317)	(10,986)	—
Net cash used in investing activities	(30,054)	(11,223)	(2,641)
Cash flows from financing activities:
Change in amounts due to (from) subsidiaries, net	32,126	(65,622)	(6,296)
Purchase of treasury stock	(139)	(39)	—
Principal payments on long-term debt	(1,828)	(420)	—
Proceeds from issuance of long-term debt, net of debt issuance costs and discount	—	54,527	—
Net cash (used in) provided by financing activities	30,159	(11,554)	(6,296)
Net change in cash and cash equivalents	11,280	(22,095)	(12,816)
Cash and cash equivalents:
Beginning of period	43,130	65,225	78,041
End of period	$54,410	$43,130	$65,225

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

Note 27 - Subsequent Events

Acquisitions
On October 2, 2023, the Company acquired from Hubbard Paving & Grading, Inc. an asphalt and paving company headquartered in Walhalla, South Carolina, one HMA plant in the Greenville, South Carolina metro area for $2.9 million.
On November 1, 2023, the Company acquired from Reeves Construction Company three HMA plants and related construction operations located in Concord, North Carolina and Rock Hill and McConnells, South Carolina for $16.0 million.
The total amount of consideration for these transactions remain subject to post-closing adjustments with respect to inventory quantities and other matters as of the date of this report.
Treasury Stock
On October 2, 2023, the Company received a total of 16,622 shares of Class A common stock from employees for reimbursement of income taxes paid by the Company on behalf of these employees related to restricted stock awards that vested on September 30, 2023.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.

Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2023. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2023, our disclosure controls and procedures were effective to provide reasonable assurance that material information that we are required to disclose in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that information that we are required to disclose in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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
Under guidelines established by the SEC, companies are allowed to exclude certain acquisitions from their first assessment of internal control over financial reporting following the date of the acquisition. Management excluded Ferebee Corporation, which we acquired on December 1, 2022, from the assessment of the effectiveness of internal control over financial reporting. Total assets of 5% at September 30, 2023 (excluding goodwill which was included within the scope of our assessment) and revenue and net income of 3% and 2%, respectively, for the fiscal year ended September 30, 2023, were excluded from management’s assessment at September 30, 2023. Ferebee Corporation will be included in management’s assessment of the effectiveness of internal controls over financial reporting as of September 30, 2024.

Based on the results of our evaluation, our management concluded that our internal control over financial reporting was effective as of September 30, 2023.

Attestation Report of Registered Public Accounting Firm

The effectiveness of our internal control over financial reporting as of September 30, 2023 has been audited by RSM US LLP, our independent registered public accounting firm, who also audited our consolidated financial statements included in this report, as stated in their reports which appear with our accompanying consolidated financial statements.

Changes in Internal Control Over Financial Reporting

The Company is in the process of integrating Ferebee Corporation into its operations and internal control processes, and will include this acquisition in its assessment of internal controls in fiscal year 2024. Other than related to the Ferebee Corporation acquisition, there were no changes in our internal control over financial reporting during the three months ended September 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.
During the quarter ended September 30, 2023, no director or officer (as defined in Rule 16a-1(f) of the Exchange Act) of the Company adopted, modified, or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (in each case, as defined in Item 408(a) of Regulation S-K).

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.
The information required by this Item is incorporated by reference to the proxy statement for the 2024 annual meeting of stockholders of the Company to be filed by the Company with the SEC under the Exchange Act (the “2024 Proxy Statement”). The Company intends to file the 2024 Proxy Statement in January 2024, and in any event within 120 days after September 30, 2023.

Item 11.  Executive Compensation.
The information required by this Item is incorporated by reference to the 2024 Proxy Statement, except for the information required by Item 402(v) of Regulation S-K, which is specifically not incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this Item is incorporated by reference to the 2024 Proxy Statement.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.
The information required by this Item is incorporated by reference to the 2024 Proxy Statement.

Item 14.  Principal Accountant Fees and Services.
The information required by this Item is incorporated by reference to the 2024 Proxy Statement.

PART IV
Item 15. Exhibits, Financial Statement Schedules.
(a)     Documents Filed as Part of this Report.
(1)     Financial Statements.
The consolidated financial statements of Construction Partners, Inc. and its subsidiaries and the parent-only financial statements of Construction Partners, Inc. included herein at Item 8 are as follows:
•Reports of Independent Registered Public Accounting Firm — RSM US LLP
•Consolidated Balance Sheets as of September 30, 2023 and 2022
•Consolidated Statements of Comprehensive Income for the fiscal years ended September 30, 2023, 2022, and 2021
•Consolidated Statements of Changes in Stockholders’ Equity for the fiscal years ended September 30, 2023, 2022, and 2021
•Consolidated Statements of Cash Flows for the fiscal years ended September 30, 2023, 2022, and 2021
•Notes to Consolidated Financial Statements
•Parent Company Only Condensed Balance Sheets as of September 30, 2023 and 2022
•Parent Company Only Condensed Statements of Comprehensive Income for the fiscal years ended September 30, 2023, 2022, and 2021
•Parent Company Only Condensed Statements of Cash Flows for the fiscal years ended September 30, 2023, 2022, and 2021
•Note to Condensed Financial Statements of Parent Company
(2)      Financial Statement Schedules.
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
3.1
Amended and Restated Certificate of Incorporation of Construction Partners, Inc., as amended through February 23, 2023 (incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q (File No. 001-38479) filed on August 8, 2023)

3.2	Amended and Restated By-Laws of Construction Partners, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 001-38479) filed on November 9, 2022)
4.1	Form of Class A Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-224174) filed on April 23, 2018)
4.2*	Description of Construction Partners, Inc.’s Class A common stock
10.1†
Form of Indemnification Agreement, by and between Construction Partners, Inc. and each of its directors and executive officers (incorporated by reference to Exhibit 10.1 to Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-224174) filed on April 23, 2018)

Exhibit Number	Description
10.2#
Third Amended and Restated Credit Agreement, dated as of June 30, 2022, by and among Construction Partners, Inc. and each of its wholly owned subsidiaries, as borrowers, PNC Bank, National Association, as administrative agent and lender, PNC Capital Markets LLC, as joint lead arranger and sole bookrunner, Regions Bank and BofA Securities, Inc., each as a joint arranger, and certain other lenders party thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-38479) filed on June 30, 2022)

10.2A
First Amendment to Third Amended and Restated Credit Agreement, dated as of November 17, 2022, by and among Construction Partners, Inc. and each of its wholly owned subsidiaries, as borrowers, PNC Bank, National Association, as administrative agent and lender, PNC Capital Markets LLC, as joint lead arranger and sole bookrunner, Regions Bank and BofA Securities, Inc., each as a joint arranger, and certain other lenders party thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-38479) filed on November 22, 2022)

10.2B
Second Amendment to Third Amended and Restated Credit Agreement, dated as of May 8, 2023, by and among Construction Partners, Inc. and each of its wholly owned subsidiaries, as borrowers, PNC Bank, National Association, as administrative agent and issuing lender, and certain other lenders party thereto (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 001-38479) filed on August 8, 2023)

10.3†
Form of Employment Agreement, dated April 1, 2020, by and between Construction Partners, Inc. and certain executive officers (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-38479) filed on April 3, 2020)

10.3A†
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

10.4E†*	Form of Cash-Settled Restricted Stock Unit Award Agreement under the Construction Partners, Inc. 2018 Equity Incentive Plan
10.5†	Construction Partners, Inc. Employee Stock Purchase Plan (incorporated by reference to Appendix A to the Definitive Proxy Statement on Schedule 14A (File No. 001-38479) filed on January 12, 2022)
10.6
Management Services Agreement, dated October 1, 2006, by and between Construction Partners Holdings, Inc. (f/k/a Construction Partners, Inc.) and SunTx Capital Management Corp. (incorporated by reference to Exhibit 10.13 to the Registration Statement on Form S-1 (File No. 333-224174) filed on April 6, 2018)

10.6A
Amendment to Management Services Agreement, dated October 1, 2013, by and between Construction Partners Holdings, Inc. (f/k/a Construction Partners, Inc.) and SunTx Capital Management Corp. (incorporated by reference to Exhibit 10.14 to the Registration Statement on Form S-1 (File No. 333-224174) filed on April 6, 2018)

10.6B
Second Amendment to Management Services Agreement, effective as of October 1, 2015, by and between Construction Partners, Inc. and SunTx Capital Management Corp. (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q (File No. 001-38479) filed on May 9, 2023)

10.6C
Third Amendment to Management Services Agreement, effective as of October 1, 2023, by and between Construction Partners, Inc. and SunTx Capital Management Corp. (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q (File No. 001-38479) filed on May 9, 2023)

14.1	Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 to the Annual Report on Form 10-K (File No. 001-38479) filed on December 14, 2018)
21.1*	List of Significant Subsidiaries of Construction Partners, Inc.
23.1*	Consent of RSM US LLP

Exhibit Number	Description
31.1*	Certification of President and Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
32.1**	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350
95.1*	Mine Safety Disclosures
97.1*	Construction Partners, Inc. Incentive Compensation Recoupment Policy
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)
†	Management contract, compensatory plan or arrangement.
*	Filed herewith.
**	Furnished herewith.
#	Schedules and exhibits omitted pursuant to Item 601(a)(5) of Regulation S-K. Construction Partners, Inc. agrees to furnish to the Securities and Exchange Commission a copy of any omitted schedule or exhibit upon request. Certain confidential information has been excluded pursuant to 601(b)(10(iv) of Regulation S-K. Such excluded information is not material and is the type that the registrant treats as private or confidential.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 29th day of November, 2023.

CONSTRUCTION PARTNERS, INC.

By:	/s/ Fred J. Smith, III
Fred J. Smith, III
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name and Signature	Title	Date

/s/ Fred J. Smith, III	President, Chief Executive Officer and Director	November 29, 2023
Fred J. Smith, III	(Principal Executive Officer)

/s/ Gregory A. Hoffman	Senior Vice President and Chief Financial Officer	November 29, 2023
Gregory A. Hoffman	(Principal Financial Officer)

/s/ Todd K. Andrews	Chief Accounting Officer	November 29, 2023
Todd K. Andrews	(Principal Accounting Officer)

/s/ Ned N. Fleming, III	Executive Chairman of the Board	November 29, 2023
Ned N. Fleming, III

/s/ Charles E. Owens	Vice Chairman of the Board	November 29, 2023
Charles E. Owens

/s/ Craig Jennings	Director	November 29, 2023
Craig Jennings

/s/ Mark R. Matteson	Director	November 29, 2023
Mark R. Matteson

/s/ Michael H. McKay	Director	November 29, 2023
Michael H. McKay

/s/ Stefan L. Shaffer	Director	November 29, 2023
Stefan L. Shaffer

/s/ Noreen E. Skelly	Director	November 29, 2023
Noreen E. Skelly