Form 10-Q
period 2023-12-31
Construction Partners, Inc.
filed 2024-02-09
CIK 1718227

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of February 7, 2024, the registrant had 43,828,855 shares of Class A common stock, $0.001 par value, and 8,998,511 shares of Class B common stock, $0.001 par value, outstanding.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
Certain statements contained in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including, among other things, statements related to future events, business strategy, future performance, future operations, backlog, financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management. All statements other than statements of historical fact may be forward-looking statements. Forward-looking statements are often, but not always, identified by the use of words such as “seek,” “anticipate,” “plan,” “continue,” “estimate,” “expect,” “may,” “will,” “project,” “predict,” “potential,” “targeting,” “intend,” “could,” “might,” “should,” “believe,” “outlook” and variations of such words or their negative and similar expressions. Forward-looking statements should not be read as a guarantee of future performance or results, and may not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking statements are based on management’s belief, based on currently available information, as to the outcome and timing of future events. These statements involve estimates, assumptions, known and unknown risks, uncertainties and other factors that may cause actual results or events to differ materially from those expressed in such forward-looking statements. When evaluating forward-looking statements, you should consider the risk factors and other cautionary statements described in this Quarterly Report on Form 10-Q and under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2023. We believe the expectations reflected in the forward-looking statements contained in this report are reasonable, but no assurance can be given that these expectations will prove to be correct. Forward-looking statements should not be unduly relied upon.
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
These factors are not necessarily all of the important factors that could cause actual results or events to differ materially from those expressed in the forward-looking statements. Other unknown or unpredictable factors could also cause actual results or events to differ materially from those expressed in the forward-looking statements. Our future results will depend upon various other risks and uncertainties, including those described in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the fiscal year ended September 30, 2023. All forward-looking statements attributable to us are qualified in their entirety by this cautionary statement. Forward-looking statements speak only as of the date hereof. We undertake no obligation to update or revise any forward-looking statements after the date on which any such statement is made, whether as a result of new information, future events or otherwise, except as required by law.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

CONSTRUCTION PARTNERS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31,	September 30,
	2023	2023
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$68,738	$48,243
Restricted cash	973	837
Contracts receivable including retainage, net	255,529	303,704
Costs and estimated earnings in excess of billings on uncompleted contracts	30,439	27,296
Inventories	96,662	84,038
Prepaid expenses and other current assets	9,029	9,306
Total current assets	461,370	473,424
Property, plant and equipment, net	561,661	505,095
Operating lease right-of-use assets	18,415	14,485
Goodwill	176,530	159,270
Intangible assets, net	19,791	19,520
Investment in joint venture	87	87
Restricted investments	14,585	15,079
Other assets	23,711	32,705
Total assets	$1,276,150	$1,219,665
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$131,749	$151,406
Billings in excess of costs and estimated earnings on uncompleted contracts	88,649	78,905
Current portion of operating lease liabilities	3,479	2,338
Current maturities of long-term debt	15,000	15,000
Accrued expenses and other current liabilities	24,055	31,534
Total current liabilities	262,932	279,183
Long-term liabilities:
Long-term debt, net of current maturities and deferred debt issuance costs	427,064	360,740
Operating lease liabilities, net of current portion	15,493	12,649
Deferred income taxes, net	34,509	37,121
Other long-term liabilities	14,993	13,398
Total long-term liabilities	492,059	423,908
Total liabilities	754,991	703,091
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $0.001; 10,000,000 shares authorized and no shares issued and outstanding at December 31, 2023 and September 30, 2023	—	—
Class A common stock, par value $0.001; 400,000,000 shares authorized, 43,896,017 shares issued and 43,828,855 shares outstanding at December 31, 2023, and 43,760,546 shares issued and 43,727,680 shares outstanding at September 30, 2023	44	44
Class B common stock, par value $0.001; 100,000,000 shares authorized, 11,921,463 shares issued and 8,998,511 shares outstanding at December 31, 2023 and September 30, 2023	12	12
Additional paid-in capital	270,113	267,330
Treasury stock, Class A common stock, par value $0.001, at cost, 67,162 shares of Class A common stock at December 31, 2023 and 32,866 shares of Class A common stock at September 30, 2023	(1,514)	(178)
Treasury stock, Class B common stock, par value $0.001, at cost, 2,922,952 shares at December 31, 2023 and September 30, 2023	(15,603)	(15,603)
Accumulated other comprehensive income, net	11,989	18,694
Retained earnings	256,118	246,275
Total stockholders’ equity	521,159	516,574
Total liabilities and stockholders’ equity	$1,276,150	$1,219,665

See notes to consolidated financial statements (unaudited).

CONSTRUCTION PARTNERS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited in thousands, except share and per share data)

	For the Three Months Ended December 31,
	2023	2022
Revenues	$396,505	$341,779
Cost of revenues	344,625	311,283
Gross profit	51,880	30,496
General and administrative expenses	(35,981)	(29,725)
Gain on sale of property, plant and equipment, net	836	168
Gain on facility exchange	—	5,389
Operating income	16,735	6,328
Interest expense, net	(3,746)	(3,960)
Other (expense) income	(28)	34
Income before provision for income taxes	12,961	2,402
Provision for income taxes	3,118	510
Net income	9,843	1,892
Other comprehensive loss, net of tax
Unrealized loss on interest rate swap contract, net	(7,105)	(1,292)
Unrealized gain on restricted investments, net	400	36
Other comprehensive loss	(6,705)	(1,256)
Comprehensive income	$3,138	$636

Net income per share attributable to common stockholders:
Basic	$0.19	$0.04
Diluted	$0.19	$0.04

Weighted average number of common shares outstanding:
Basic	51,892,426	51,824,948
Diluted	52,430,864	52,120,584

See notes to consolidated financial statements (unaudited).

CONSTRUCTION PARTNERS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited in thousands, except share data)

	For the Three Months Ended December 31, 2023
	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Treasury Stock Class A Common Stock	Treasury Stock Class B Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss), net	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
September 30, 2023	43,760,546	$44	11,921,463	$12	$267,330	$(178)	$(15,603)	$246,275	$18,694	$516,574
Net income	—	—	—	—	—	—	—	9,843	—	9,843
Share-based compensation expense	—	—	—	—	2,783	—	—	—	—	2,783
Issuance of stock grant awards	135,471	—	—	—	—	—	—	—	—	—
Purchase of treasury stock	—	—	—	—	—	(1,336)	—	—	—	(1,336)
Other comprehensive (loss)	—	—	—	—	—	—	—	—	(6,705)	(6,705)
December 31, 2023	43,896,017	$44	11,921,463	$12	$270,113	$(1,514)	$(15,603)	$256,118	$11,989	$521,159

	For the Three Months Ended December 31, 2022
	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Treasury Stock Class A Common Stock	Treasury Stock Class B Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss), net	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
September 30, 2022	41,195,730	$41	14,275,867	$15	$256,571	$(39)	$(15,603)	$197,274	$17,620	$455,879
Net income	—	—	—	—	—	—	—	1,892	—	1,892
Share-based compensation expense	—	—	—	—	2,480	—	—	—	—	2,480
Issuance of stock grant awards	180,798	—	—	—	—	—	—	—	—	—
Purchase of treasury stock	—	—	—	—	—	(139)	—	—	—	(139)
Other comprehensive (loss)	—	—	—	—	—	—	—	—	(1,256)	(1,256)
December 31, 2022	41,376,528	$41	14,275,867	$15	$259,051	$(178)	$(15,603)	$199,166	$16,364	$458,856

See notes to consolidated financial statements (unaudited).

CONSTRUCTION PARTNERS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited in thousands)

	For the Three Months Ended December 31,
	2023	2022
Cash flows from operating activities:
Net income	$9,843	$1,892
Adjustments to reconcile net income to net cash, cash equivalents and restricted cash provided by operating activities:
Depreciation, depletion, accretion and amortization	21,121	18,375
Amortization of deferred debt issuance costs	74	77
Unrealized loss on derivative instruments	226	1,007
Provision for bad debt	281	40
Gain on sale of property, plant and equipment	(836)	(168)
Gain on facility exchange	—	(5,389)
Realized loss on sales, calls and maturities of restricted investments	23	1
Share-based compensation expense	2,889	2,480
Deferred income tax benefit	(404)	(302)
Other non-cash adjustments	(86)	(55)
Changes in operating assets and liabilities, net of business acquisitions:
Contracts receivable including retainage, net	63,507	47,072
Costs and estimated earnings in excess of billings on uncompleted contracts	(2,203)	(2,498)
Inventories	(9,880)	(3,467)
Prepaid expenses and other current assets	1,079	(315)
Other assets	(320)	(343)
Accounts payable	(26,330)	(23,580)
Billings in excess of costs and estimated earnings on uncompleted contracts	8,554	2,314
Accrued expenses and other current liabilities	(8,322)	(9,661)
Other long-term liabilities	1,162	1,404
Net cash provided by operating activities, net of business acquisitions	60,378	28,884
Cash flows from investing activities:
Purchases of property, plant and equipment	(26,783)	(31,663)
Proceeds from sale of property, plant and equipment	2,460	1,607
Proceeds from facility exchange	—	36,422
Proceeds from sales, calls and maturities of restricted investments	1,013	170
Business acquisitions, net of cash acquired	(81,351)	(77,206)
Net cash used in investing activities	(104,661)	(70,670)
Cash flows from financing activities:
Proceeds from revolving credit facility	90,000	53,000
Repayments of long-term debt	(23,750)	(3,125)
Purchase of treasury stock	(1,336)	(139)
Net cash provided by financing activities	64,914	49,736
Net change in cash, cash equivalents and restricted cash	20,631	7,950
Cash, cash equivalents and restricted cash:
Cash, cash equivalents and restricted cash, beginning of period	49,080	35,559
Cash, cash equivalents and restricted cash, end of period	$69,711	$43,509

Supplemental cash flow information:
Cash paid for interest	$4,692	$4,064
Cash paid for operating lease liabilities	$884	$734
Non-cash items:
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$4,698	$4,361
Property, plant and equipment financed with accounts payable	$7,088	$4,953

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
The Company was formed in 2007 as a holding company to facilitate an acquisition growth strategy in the HMA paving and construction industry.
Seasonality
The use and consumption of the Company’s products and services fluctuate due to seasonality. The Company’s products are used, and its construction operations and production facilities are located, outdoors. Therefore, seasonal changes and other weather-related conditions, such as snowy, rainy or cold weather in the winter, spring or fall and major weather events, such as hurricanes, tornadoes, tropical storms and heavy snows, can adversely affect the Company’s business and operations through a decline in both the use of the Company’s products and demand for the Company’s services. In addition, construction materials production and shipment levels follow activity in the construction industry, which typically occurs in the spring, summer and fall. The first and second quarters of the Company’s fiscal year typically have lower levels of activity due to less favorable weather conditions. Warmer and drier weather during the Company's third and fourth fiscal quarters typically result in higher activity and revenues during those quarters.

Note 2 - Significant Accounting Policies
Basis of Presentation
These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation. These interim consolidated statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), which permit reduced disclosure for interim periods. The Company's Consolidated Balance Sheets as of September 30, 2023 were derived from the Company's audited financial statements for the fiscal year then ended, but do not include all necessary disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) with respect to annual financial statements. In the opinion of management, these unaudited consolidated financial statements include all recurring adjustments and normal accruals necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the dates and periods presented. These consolidated financial statements and accompanying notes should be read in conjunction with the Company’s audited annual consolidated financial statements and notes thereto included in its Annual Report on Form 10-K for the fiscal year ended September 30, 2023 (the “2023 Form 10-K”). Results for interim periods are not necessarily indicative of the results to be expected for a full fiscal year or for any future period.
Management’s Estimates
The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the recorded amounts of assets, liabilities, stockholders’ equity, revenues and expenses during the reporting period, and the disclosure of contingent liabilities at the date of the consolidated financial statements. Estimates are used in accounting for items such as recognition of revenues and cost of revenues, investments, mineral reserves, goodwill and other intangible assets, business acquisitions, valuation of operating lease right-of-use assets, allowance for doubtful accounts, valuation allowances related to income taxes, accruals for potential liabilities related to lawsuits or insurance claims, asset retirement obligations, valuation of derivative instruments and valuation of share-based compensation awards. Estimates are continually evaluated based on historical information and actual experience; however, actual results could differ from these estimates.

A description of certain critical accounting policies of the Company is presented below. Additional critical accounting policies and the underlying judgments and uncertainties are described in the notes to the Company’s annual consolidated financial statements included in the 2023 Form 10-K.
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
Restricted Cash
Construction Partners Risk Management, Inc. (the “Captive”), a captive insurance company and wholly-owned subsidiary of the Company, provides general liability, automobile liability and workers’ compensation insurance coverage to the Company and its subsidiaries. Restricted cash represents cash held in a fiduciary capacity by the Captive for the payment of casualty insurance claims. The Company had restricted cash of $1.0 million and $0.8 million at December 31, 2023 and September 30, 2023, respectively.
Restricted Investments
The Company’s restricted investments consist of debt securities held in a fiduciary capacity by the Captive for the payment of casualty insurance claims. The Company determines the classification of its securities at the time of purchase and re-evaluates the determination at each balance sheet date. The Company has classified securities held by the Captive as available-for-sale. As a result, these securities are carried at their fair value. Purchases and sales of debt securities are recorded on the trade date. Interest income on debt securities is recorded when earned using an effective yield method. Unrealized gains and losses are reported as components of accumulated other comprehensive income (loss), net. These securities have been classified as non-current assets based on their respective maturity dates and the Company’s intent to reinvest sales proceeds into new restricted investments. The Company had restricted investments of $14.6 million and $15.1 million at December 31, 2023 and September 30, 2023, respectively.
The Company evaluates its available-for-sale debt securities quarterly to determine whether there has been a decline in the fair value below the amortized cost due to credit losses or other factors. This evaluation process entails judgement by the Company, and considers factors including the issuer’s financial condition and near-term prospects, future economic conditions, interest rate changes and changes in the rating of the security. When the Company has determined that it intends to sell, or that it is more likely than not that the Company will be required to sell a security before it recovers its amortized cost basis above fair value, the individual security is written down to fair value, with a corresponding charge to “Other income” within the Consolidated Statements of Comprehensive Income. For available-for-sale debt securities that do not meet the intent impairment criteria but for which the Company has determined that a credit loss exists, the present value of cash flows expected to be collected from the security is compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss allowance is recorded for the credit loss, limited by the amount by which the fair value is less than the amortized cost basis. For the three months ended December 31, 2023 and 2022, the Company had no intent impairments or credit losses.
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
Concentration of Risks
Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of contracts receivable including retainage. In the normal course of business, the Company provides credit to its customers and does not generally require collateral. The Company monitors concentrations of credit risk associated with these receivables on an ongoing basis. The Company has not historically experienced significant credit losses, due primarily to management’s assessment of customers’ credit ratings. The Company principally deals with recurring customers, state and local governments and well-known local companies whose reputations are known to management. The Company performs credit checks for significant new customers and generally requires progress payments for significant projects. The Company generally has the ability to file liens against the property if payments are not made on a timely basis. No single customer accounted for more than 10% of the Company’s contracts receivable including retainage, net balance at December 31, 2023 or September 30, 2023.
Projects performed for various departments of transportation accounted for 37.7% and 33.7% of consolidated revenues for the three months ended December 31, 2023 and 2022, respectively. Customers that accounted for more than 10% of consolidated revenues during either the three months ended December 31, 2023 or the three months ended December 31, 2022 are presented below:

	% of Consolidated Revenues for the Three Months Ended December 31,
	2023	2022
Florida Department of Transportation	12.6%	*
North Carolina Department of Transportation	*	10.9%

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

	% of Consolidated Revenues for the Three Months Ended December 31,
	2023	2022
Public	59.8%	61.2%
Private	40.2%	38.8%

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
The Company’s financial instruments include cash and cash equivalents, restricted cash, contracts receivable including retainage, accounts payable and accrued expenses reflected as current assets and current liabilities on its Consolidated Balance Sheets at December 31, 2023 and September 30, 2023. Due to the short-term nature of these instruments, management considers their carrying value to approximate their fair value.

The Company also has debt securities reflected as restricted investments on its Consolidated Balance Sheets at December 31, 2023 and September 30, 2023. These investments are adjusted to fair value at each balance sheet date and are considered Level 2 fair value measurements.
The Company also has a Term Loan and a Revolving Credit Facility, as defined and further described in Note 8 - Debt. The carrying value of amounts outstanding under these credit facilities is reflected as long-term debt, net of current maturities and deferred debt issuance cost and current maturities of long-term debt on the Company’s Consolidated Balance Sheets at December 31, 2023 and September 30, 2023. Due to the variable rate or short-term nature of these instruments, management considers their carrying value to approximate their fair value.
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

Note 3 - Accounting Standards
The Company did not adopt any new accounting standards or updates during the three months ended December 31, 2023.

Note 4 - Business Acquisitions
Acquisitions - Provisional
On October 2, 2023, the Company acquired substantially all of the assets of Hubbard Paving & Grading, Inc., an asphalt and paving company headquartered in Walhalla, South Carolina, for $3.0 million. This transaction added an HMA plant and expanded the Company’s service market in the Upstate region of South Carolina.
On November 1, 2023, the Company acquired three HMA plants and certain related assets from Reeves Construction Company for $18.3 million. This transaction added HMA plants in Concord, North Carolina and Rock Hill and McConnells, South Carolina.
On December 29, 2023, the Company acquired all issued and outstanding membership interest of SJ&L General Contractor, LLC, an HMA and sitework company headquartered in Huntsville, Alabama, for $60.1 million. This transaction expanded the Company’s service capabilities in the Huntsville, Alabama metro area.
The total amount of consideration for these transactions remains subject to post-closing adjustments with respect to inventory quantities, settlement of working capital and other matters.
Combined Acquisitions During the Three Months Ended December 31, 2023
The foregoing acquisitions were accounted for as business combinations in accordance with Accounting Standards Codification (“ASC”) Topic 805, Business Combinations (“Topic 805”). As of December 31, 2023, the purchase price allocation had not yet been finalized due to the recent timing of these acquisitions, as certain information was pending on such date to finalize estimates of fair value of certain assets acquired and liabilities assumed. The Company consulted with independent third parties to assist in the valuation process. The Company expects to finalize the estimate of fair values as soon as practicable and no later than one year from their respective acquisition dates.

Identifiable assets acquired and liabilities assumed were recorded at their estimated fair values based on the methodology described under Fair Value Measurements in Note 2 - Significant Accounting Policies. The amount of the purchase price exceeding the net fair value of identifiable assets acquired and liabilities assumed was recorded as provisional goodwill in the amount of approximately
$17.3 million, which is deductible for income tax purposes. Goodwill primarily represents the assembled work force and synergies expected to result from the acquisitions. Upon finalizing the accounting for these transactions, management expects to ascribe value to other identifiable intangible assets, including customer relationships and customer backlog, which will reduce the provisional amount allocated to goodwill.

Total consideration transferred for these acquisitions was $81.4 million, which was paid from available cash and a draw from the Revolving Credit Facility (as defined in Note 8 - Debt). The combined total consideration has been provisionally allocated as follows: $15.7 million of net working capital, $47.8 million of property, plant and equipment and $17.9 million of goodwill and intangibles.

The Consolidated Statements of Comprehensive Income include $4.7 million of revenue and $0.3 million of net loss attributable to the operations of these acquisitions for the period from the respective acquisition dates through December 31, 2023. The Company recorded certain costs to effect the acquisitions as they were incurred, which are reflected in general and administrative expenses on the Company’s Consolidated Statements of Comprehensive Income in the amount of $0.5 million for the three months ended December 31, 2023.

The following table presents pro forma revenues and net income as though the acquisitions had occurred on October 1, 2022 (unaudited, in thousands):

	For the Three Months Ended December 31,
	2023	2022
Pro forma revenues	$412,254	$362,244
Pro forma net income	$9,780	$983

Pro forma financial information is presented as if the operations of the acquisitions had been included in the consolidated results of the Company since October 1, 2022, and gives effect to transactions that are directly attributable to the acquisitions, including adjustments to:
(a)include the pro forma results of operations of the acquisitions for the three months ended December 31, 2023 and 2022;

(b)include additional depreciation and depletion expense related to the fair value of acquired property, plant and equipment and reserves at aggregates facilities, as applicable, as if such assets were acquired on October 1, 2022 and consistently applied to the Company’s depreciation and depletion methodologies;

(c)include interest expense under the Revolving Credit Facility as if the funds borrowed to finance the purchase prices were borrowed on October 1, 2022 (interest expense calculations further assume that no principal payments were made during the period from October 1, 2022 through December 31, 2023, and that the interest rate in effect on the date the Company made the acquisitions was in effect for the period from October 1, 2022 through December 31, 2023); and

(d)exclude $0.5 million of acquisition-related expenses from the three months ended December 31, 2023, as though such expenses were incurred prior to the pro forma acquisition date of October 1, 2022.

Pro forma information is presented for informational purposes and may not be indicative of revenue or net income that would have been achieved if these acquisitions had occurred on October 1, 2022.
Provisional Accounting
In April 2023, the Company acquired an HMA paving company headquartered in Anderson, South Carolina. In May 2023, the Company acquired an excavation, grading and utility company headquartered in Huntsville, Alabama. As of December 31, 2023, there had been no material adjustments to the September 30, 2023 provisional accounting for either acquisition as reported in the 2023 Form 10-K.

Note 5 - Contracts Receivable Including Retainage, Net
Contracts receivable including retainage, net consisted of the following at December 31, 2023 and September 30, 2023 (in thousands):

	December 31, 2023	September 30, 2023
	(unaudited)
Contracts receivable	$202,386	$251,324
Retainage receivable	54,308	53,286
	256,694	304,610
Allowance for doubtful accounts	(1,165)	(906)
Contracts receivable including retainage, net	$255,529	$303,704

Retainage receivable has been billed and the Company has an unconditional right to payment, but such payment is not due until satisfactory contract completion and acceptance by the customer.

Note 6 - Contract Assets and Liabilities
Costs and estimated earnings compared to billings on uncompleted contracts at December 31, 2023 and September 30, 2023 consisted of the following (in thousands):

	December 31, 2023	September 30, 2023
	(unaudited)
Costs on uncompleted contracts	$1,731,342	$1,831,106
Estimated earnings to date on uncompleted contracts	174,694	194,760
	1,906,036	2,025,866
Billings to date on uncompleted contracts	(1,964,246)	(2,077,475)
Net billings in excess of costs and estimated earnings on uncompleted contracts	$(58,210)	$(51,609)

Significant changes to balances of costs and estimated earnings in excess of billings (contract asset) and billings in excess of costs and estimated earnings (contract liability) on uncompleted contracts from September 30, 2022 to December 31, 2022 and September 30, 2023 to December 31, 2023 are presented below (in thousands):

	Costs and Estimated Earnings in Excess of Billings on Uncompleted Contracts	Billings in Excess of Costs and Estimated Earnings on Uncompleted Contracts	Net Billings in Excess of Costs and Estimated Earnings on Uncompleted Contracts
September 30, 2022	$29,271	$(52,477)	$(23,206)
Changes in revenue billed, contract price or cost estimates	$3,124	$(4,670)	$(1,546)
December 31, 2022 (unaudited)	$32,395	$(57,147)	$(24,752)

September 30, 2023	$27,296	$(78,905)	$(51,609)
Changes in revenue billed, contract price or cost estimates	$3,143	$(9,744)	$(6,601)
December 31, 2023 (unaudited)	$30,439	$(88,649)	$(58,210)

At December 31, 2023, the Company had unsatisfied or partially unsatisfied performance obligations under construction project contracts representing approximately $1.29 billion in aggregate transaction price. The Company expects to earn revenue as it satisfies its performance obligations under such contracts in the amount of approximately $874.7 million during the remainder of the fiscal year ending September 30, 2024 and $411.5 million thereafter.

Note 7 - Property, Plant and Equipment
Property, plant and equipment at December 31, 2023 and September 30, 2023 consisted of the following (in thousands):

	December 31, 2023	September 30, 2023
	(unaudited)
Construction equipment	$499,339	$447,467
Plants	225,125	208,708
Land and improvements	78,275	76,396
Mineral reserves	69,405	69,405
Buildings	36,885	36,885
Furniture and fixtures	7,608	7,538
Leasehold improvements	1,268	1,268
Total property, plant and equipment, gross	917,905	847,667
Accumulated depreciation, depletion, and amortization	(374,743)	(358,462)
Construction in progress	18,499	15,890
Total property, plant and equipment, net	$561,661	$505,095

Depreciation, depletion, and amortization expense related to property, plant and equipment for the three months ended December 31, 2023 and 2022 was $21.0 million and $19.3 million, respectively.

Note 8 - Debt
The Company maintains credit facilities to finance acquisitions, to fund the purchase of real estate, construction equipment, plants and other fixed assets, and for general working capital purposes. Debt at December 31, 2023 and September 30, 2023 consisted of the following (in thousands):

	December 31, 2023	September 30, 2023
	(unaudited)
Long-term debt:
Term Loan	$280,000	$283,750
Revolving Credit Facility	163,100	93,100
Total long-term debt	443,100	376,850
Deferred debt issuance costs	(1,036)	(1,110)
Current maturities of long-term debt	(15,000)	(15,000)
Long-term debt, net of current maturities and deferred debt issuance costs	$427,064	$360,740

The Company and each of its subsidiaries are parties to a Third Amended and Restated Credit Agreement, dated June 30, 2022 with PNC Bank, National Association, as administrative agent and lender, PNC Capital Markets LLC, as joint lead arranger and sole bookrunner, Regions Bank and BofA Securities, Inc., each as a joint arranger, and certain other lenders (as amended and restated, the “Credit Agreement”). The Credit Agreement provides for (i) a term loan facility in an initial aggregate principal amount of $250.0 million (the “Term Loan”) the full amount of which was drawn at closing, (ii) a revolving credit facility in an initial aggregate principal amount of $325.0 million (the “Revolving Credit Facility”), and (iii) a delayed draw term loan facility in an initial aggregate principal amount of $50.0 million (the “Delayed Draw Term Loan”).

All outstanding advances under the Term Loan and Revolving Credit Facility are due and payable in full on June 30, 2027 (the “Maturity Date”). The Term Loan (commencing on September 30, 2022) and the Delayed Draw Term Loan (commencing on December 31, 2023), amortize in quarterly installments in an amount (subject, in each case, to adjustments for prior mandatory and voluntary prepayments of principal) equal to: (a) 1.25% of the original principal amount on each of the following eleven quarter-end payment dates; (b) 1.875% of the original principal amount on each of the next eight quarter-end payment dates; and (c) all remaining principal on the Maturity Date. The annual interest rates applicable to advances will be calculated, at the Company’s option, by using either a base rate, Daily Simple SOFR plus 0.10%, or Term SOFR plus 0.10%, in each case, plus an applicable margin percentage that corresponds to the Company’s consolidated net leverage ratio. Subject to various requirements, the Company generally may (and, under certain circumstances, must), prepay all or a portion of the outstanding balance of the advances, together with accrued interest thereon, prior to their contractual maturity. The obligations of the Company and its subsidiaries under the Credit Agreement are secured by a first priority security interest in substantially all of the Company’s assets.
At December 31, 2023 and September 30, 2023, there was $280.0 million and $283.8 million, respectively, of principal outstanding under the Term Loan, $163.1 million and $93.1 million, respectively, of principal outstanding under the Revolving Credit Facility, and availability of $153.6 million and $222.1 million, respectively, under the Revolving Credit Facility, including a reduction for outstanding letters of credit.
The Credit Agreement contains customary negative covenants for agreements of this type, including, but not limited to, restrictions on the Company’s ability to make acquisitions, make loans or advances, make capital expenditures and investments, pay dividends, create or incur indebtedness, create liens, wind up or dissolve, consolidate, merge or liquidate, or sell, transfer or dispose of assets. The Credit
Agreement also requires the Company to satisfy certain financial covenants, including a minimum fixed charge coverage ratio of 1.20-
to-1.00 and a maximum consolidated leverage ratio of 3.50-to-1.00, subject to certain adjustments. At December 31, 2023 and September 30, 2023, the Company’s fixed charge coverage ratio was 3.35-to-1.00 and 2.56-to-1.00, respectively, and the Company’s consolidated leverage ratio was 1.78-to-1.00 and 1.72-to-1.00, respectively. At both December 31, 2023 and September 30, 2023, the Company was in compliance with all covenants under the Credit Agreement.

From time to time, the Company has entered into interest rate swap agreements to hedge against the risk of changes in interest rates. At both December 31, 2023 and September 30, 2023, the aggregate notional value of these interest rate swap agreements was $300.0 million, and the fair value was $17.6 million and $26.9 million, respectively, which is included within other assets on the Company’s Consolidated Balance Sheets.

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
Treasury Stock
During the three months ended December 31, 2023, the Company received a total of 33,772 shares of Class A common stock from employees for reimbursement of income taxes paid by the Company on behalf of these employees related to the vesting of restricted stock awards and 524 shares of Class A common stock through forfeitures of restricted stock awards by terminated employees.
Restricted Stock Awards
During the three months ended December 31, 2023, the Company awarded a total of 80,113 restricted shares of Class A common stock to certain directors, officers and employees of the Company under the Construction Partners, Inc. 2018 Equity Incentive Plan (the “Equity Incentive Plan”).

Performance Stock Units
During the three months ended December 31, 2023, the Company issued a total of 55,358 shares of Class A common stock in settlement of vested performance stock units ("PSUs") under the Equity Incentive Plan.
Additional information about these transactions is set forth in Note 13 - Share-Based Compensation.

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

	For the Three Months Ended December 31,
	2023	2022
Numerator
Net income attributable to common stockholders	$9,843	$1,892
Denominator
Weighted average number of common shares outstanding, basic	51,892,426	51,824,948
Net income per common share attributable to common stockholders, basic	$0.19	$0.04

The following table summarizes the calculation of the weighted-average number of diluted common shares outstanding and the calculation of diluted earnings per share for the periods presented (unaudited in thousands, except share and per share amounts):

	For the Three Months Ended December 31,
	2023	2022
Numerator
Net income attributable to common stockholders	$9,843	$1,892
Denominator
Weighted average number of basic common shares outstanding, basic	51,892,426	51,824,948
Effect of dilutive securities:
Restricted stock grants	538,438	295,636
Weighted average number of diluted common shares outstanding:	52,430,864	52,120,584
Net income per diluted common share attributable to common stockholders	$0.19	$0.04

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
The Company’s effective income tax rate for the three months ended December 31, 2023 and 2022 was 24.1% and 21.2%, respectively. The changes in the Company’s effective rates are due to differences in state tax rates at its operating subsidiaries.

Note 12 - Related Parties
On December 31, 2017, the Company sold an indirect wholly owned subsidiary to an immediate family member of an executive officer of the Company (“Purchaser of Subsidiary”) in consideration for a note receivable in the amount of $1.0 million, which approximated the net book value of the disposed entity. At December 31, 2023, $0.1 million and $0.2 million was reflected on the Company’s Consolidated Balance Sheets within other current assets and other assets, respectively, representing the remaining balances on this note receivable. In connection with this transaction, the Company also received a note receivable from the disposed entity (“Disposed Entity”) on December 31, 2017 in the amount of $1.0 million representing certain accounts payable of the Disposed Entity that were paid by the Company. At December 31, 2023, $0.1 million and $0.1 million was reflected on the Company’s Consolidated Balance Sheets within other current assets and other assets, respectively, representing the remaining balances on this note receivable. Remaining principal and interest payments are scheduled to be made in periodic installments during fiscal year 2024 through fiscal year 2026.

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
•The Company is party to a management services agreement with SunTx Capital Partners, a private equity firm based in Dallas, Texas and a member of the Company’s controlling group ("SunTx"), under which the Company pays SunTx $0.30 million per fiscal quarter and reimburses certain travel and other out-of-pocket expenses associated with services rendered under the management services agreement.
The following table presents revenues earned and expenses incurred by the Company during the three months ended December 31, 2023 and 2022, and accounts receivable and payable balances at December 31, 2023 and September 30, 2023, related to transactions with the related parties described above (in thousands):

	Revenue Earned (Expense Incurred)				Accounts Receivable (Payable)
	For the Three Months Ended December 31,				December 31,	September 30,
	2023		2022		2023	2023
	(unaudited)		(unaudited)		(unaudited)
Purchaser of Subsidiary	$—		$—		$311	$311
Disposed Entity	—		—		198	198
Land Development Project	—		—		537	632
Subcontracting Services	(1,913)	(1)	(1,819)	(1)	(387)	(593)
Island Pond	(100)	(2)	(80)	(2)	—	—
SunTx	(431)	(2)	(367)	(2)	—	—

(1) Cost is reflected as cost of revenues on the Company’s Consolidated Statements of Comprehensive Income.
(2) Cost is reflected as general and administrative expenses on the Company’s Consolidated Statements of Comprehensive Income.

Note 13 - Share-Based Compensation
The following table summarizes the components of share-based compensation expense included in general and administrative expenses in the Consolidated Statements of Comprehensive Income during the three months ended December 31, 2023 and 2022 (in thousands):

	For the Three Months Ended December 31,
	2023	2022
	(unaudited)	(unaudited)
Equity classified awards	$2,783	$2,480
Liability classified awards	106	—
Employee stock purchase plan	157	—
Total share-based compensation expense	$3,046	$2,480

Restricted Stock - Equity Classified Awards
During the quarter ended December 31, 2023, the Company awarded a total of 80,113 restricted shares of Class A common stock to certain members of Company management under the Equity Incentive Plan. The grants are classified as equity awards. The aggregate grant date fair value of these restricted awards was $3.5 million. During the quarter ended December 31, 2023, the Company recorded compensation expense in connection with these and prior restricted stock grants in the amount of $2.4 million, which is reflected as general and administrative expenses in the Company’s Consolidated Statements of Comprehensive Income. At December 30, 2023, there was approximately $10.9 million of unrecognized compensation expense related to these awards, which will be recognized over a remaining weighted-average period of 2.8 years.
Performance Stock Units - Equity Classified Awards
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
During the quarter ended December 31, 2023, the Company issued 55,358 shares of Class A common stock as a result of the vesting of PSUs granted to certain members of Company management on December 29, 2021.
During the quarter ended December 31, 2023, the Company awarded PSUs representing a target of 83,044 shares and forecasted vesting of 62,283 shares of Class A common stock to certain members of Company management. The grants are classified as equity awards. The aggregate grant date fair value of these awards was $2.7 million. During the quarter ended December 31, 2023, the Company recorded compensation expense in connection with these type awards in the amount of $0.4 million, which is reflected as general and administrative expenses in the Company’s Consolidated Statements of Comprehensive Income. At December 31, 2023, there was approximately $4.4 million of unrecognized compensation expense related to these awards, which will be recognized over a remaining weighted-average period of 2.5 years.

Cash-Settled Restricted Stock Units - Liability Classified Awards
During the three months ended December 31, 2023, the Company granted 114,264 of cash-settled restricted stock units ("RSUs") to members of Company management under the Equity Incentive Plan. The aggregate grant date fair value of these awards was $5.1 million. Compensation expense associated with these awards for the three months ended December 31, 2023 and 2022 was $0.1 million and $0.0 million, respectively, and is included in general and administrative expenses in the Consolidated Statements of Comprehensive Income. As of December 31, 2023 and September 30, 2023, the liability for cash-settled RSUs was $0.1 million and $0.0 million and is included in accrued expenses and other current liabilities and other long-term liabilities. At December 31, 2023, there was approximately $5.0 million of unrecognized compensation expense related to these awards, which will be recognized over a remaining weighted-average period of 3.8 years.
The grant date fair value of these awards is based on the price of the Company’s Class A common stock and the number of shares awarded on the date of grant. The award must be settled in cash and is accounted for as a liability-type award. The expense is recognized over the requisite service period with remeasurement at the end of each reporting period at fair value until settlement. The requisite service period is based on the vesting provisions of the awards which generally occurs in four equal annual installments beginning on the date of the first fiscal year-end after the grant date.
Employee Stock Purchase Plan
The Construction Partners, Inc. Employee Stock Purchase Plan (the ESPP) became effective on May 13, 2021. The ESPP is intended to provide eligible employees of the Company an opportunity to purchase shares of the Company’s Class A common stock at a discounted rate using funds withheld through payroll deductions. The maximum number of Shares that will be offered under the ESPP is 1,000,000.
The first offering period under the ESPP commenced on July 1, 2023. Since that date, the Company has purchased 20,619 shares under the ESPP. Compensation expense associated with the ESPP for the three months ended December 31, 2023 and 2022 was $0.2 million and $0.0 million, respectively, and is included in in general and administrative expenses in the Consolidated Statements of Comprehensive Income.

Note 14 - Leases
The Company leases certain facilities, office space, vehicles and equipment. As of December 31, 2023, operating leases under ASC Topic 842, Leases (“Topic 842”) were included in (i) operating lease right-of use assets, (ii) current portion of operating lease liabilities and (iii) operating lease liabilities, net of current portion on the Company’s Consolidated Balance Sheets in the amounts of $18.4 million, $3.5 million and $15.5 million, respectively. As of December 31, 2023, the Company did not have any lease contracts that had not yet commenced but had created significant rights and obligations.

The components of lease expense were as follows (unaudited, in thousands):

	For the Three Months Ended December 31,
	2023	2022
Operating lease expense	$903	$726
Short-term lease expense	5,376	6,035
Total lease expense	$6,279	$6,761

Short-term leases (those with terms of 12 months or less) are not capitalized but are expensed on a straight-line basis over the lease term. The majority of the Company's short-term leases relate to equipment used on construction projects. These leases are entered into at periodic rental rates for an unspecified duration and typically have a termination for convenience provision.

As of December 31, 2023, the weighted-average remaining term of the Company’s leases was 7.2 years, and the weighted-average discount rate was 3.62%. As of December 31, 2023, the lease liability was equal to the present value of the remaining lease payments, discounted using the incremental borrowing rate on the Company’s secured debt using a single maturity discount rate, as such rate is not materially different from the discount rate applied to each of the leases in the portfolio.

The following table summarizes the Company’s undiscounted lease liabilities outstanding as of December 31, 2023 (unaudited, in thousands):

Fiscal Year	Amount
Remainder of 2024	$3,031
2025	3,545
2026	3,353
2027	2,984
2028	2,492
2029 and thereafter	6,272
Total future minimum lease payments	$21,677
Less: imputed interest	2,705
Total	$18,972

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

The following table represents the approximate amount of realized and unrealized gains (losses) and changes in fair value recognized in earnings on commodity derivative contracts for the three months ended December 31, 2023 and 2022 and the fair value of these derivatives as of December 31, 2023 and September 30, 2023 (in thousands):

	For the Three Months Ended December 31,
		2023			2022
	(unaudited)			(unaudited)
	Change in			Change in
Income Statement Classification	Realized Gain (Loss)	Unrealized Gain (Loss)	Total Gain (Loss)	Realized Gain (Loss)	Unrealized Gain (Loss)	Total Gain (Loss)
Cost of revenues	$(19)	$(226)	$(245)	$601	$(1,007)	$(406)
Interest expense, net	2,638	—	2,638	1,335	—	1,335
Total	$2,619	$(226)	$2,393	$1,936	$(1,007)	$929

	December 31, 2023	September 30, 2023
Balance Sheet Classification	(unaudited)
Prepaid expenses and other current assets - commodity swaps	$—	$204
Other assets - interest rate swaps (1)	17,595	26,909
Accrued expense and other current liabilities - commodity swaps	(42)	(20)
Net unrealized gain position	$17,553	$27,093

(1) Includes designated cash flow hedge of $17.6 million and $26.9 million as of December 31, 2023 and September 30, 2023, respectively.

Note 16 - Fair Value Measurements

The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2023 and September 30, 2023 under ASC 820, Fair Value Measurements (in thousands):

	December 31, 2023	September 30, 2023
	(unaudited)
	Level 2	Level 2
Assets:
Commodity swap contracts	$—	$204
Interest rate swap	17,595	26,909
Corporate debt securities	5,721	5,605
U.S. government securities	5,961	6,549
Municipal government securities	1,695	1,748
Agency backed securities	1,208	1,177
Total assets	$32,180	$42,192

Liabilities:
Commodity swap contracts	$42	$20
Total liabilities	$42	$20

The fair value of the interest rate swap contract is based on a model-driven valuation using the observable components (e.g., interest rates), which are observable at commonly quoted intervals for the full term of the contracts. The fair value of the Company’s commodity swap contracts is based on an analysis of the expected cash flow of the contract in combination with observable forward price inputs obtained from a third-party pricing source. The calculations are adjusted for credit risk. Therefore, the Company’s derivative assets and liabilities are classified within Level 2 of the fair value hierarchy. Derivative assets are included within “Prepaid expenses and other current assets” and “Other assets” on the Company’s Consolidated Balance Sheets. Derivative liabilities are included within “Accrued expense and other current liabilities” and “Other long-term liabilities” on the Company’s Consolidated Balance Sheets.

Note 17 - Commitments
Letters of Credit

Under the Revolving Credit Facility, the Company has a total capacity of $325.0 million that may be used for a combination of cash borrowings and letter of credit issuances. At December 31, 2023, the Company had aggregate letters of credit outstanding in the amount of $8.3 million, primarily related to certain insurance policies as described in Note 2 - Significant Accounting Policies.
Purchase Commitments
As of December 31, 2023, the Company had unconditional purchase commitments for diesel fuel and natural gas in the normal course of business in the aggregate amount of $3.3 million. Management does not expect any significant changes in the market value of these goods during the commitment period that would have a material adverse effect on the financial condition, results of operations and cash flows of the Company. As of December 31, 2023, the Company’s purchase commitments for the remainder of fiscal 2024 and in 2025 were as follows (unaudited, in thousands):

Fiscal Year	Amount
Remainder of 2024	$3,115
2025	211
Total	$3,326

Minimum Royalties

The Company has lease agreements associated with aggregates facilities under which the Company makes royalty payments. These agreements are outside the scope of Topic 842. The payments are generally based on tons sold in a particular period; however, certain agreements have minimum annual payments. The Company had commitments in the form of minimum royalties as of December 31, 2023 in the amount of $2.5 million, due as follows (unaudited, in thousands):

Fiscal Year	Amount
Remainder of 2024	$282
2025	256
2026	192
2027	180
2028	145
Thereafter	1,470
Total	$2,525

Royalty expense recorded in cost of revenue during the three months ended December 31, 2023 and 2022 was $0.4 million and $0.4 million, respectively.

Note 18 - Restricted Investments
The following is a summary of the Company’s debt securities as of December 31, 2023 and September 30, 2023 (in thousands):

	December 31, 2023
	(unaudited)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government securities	$6,072	$—	$111	$5,961
Corporate debt securities	5,829	—	108	5,721
Municipal government securities	1,757	—	62	1,695
Agency backed securities	1,269	—	61	1,208
Total	$14,927	$—	$342	$14,585

	September 30, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government securities	$6,869	$—	$320	$6,549
Corporate debt securities	5,931	—	326	5,605
Municipal government securities	1,853	—	105	1,748
Other debt securities	1,273	—	96	1,177
Total	$15,926	$—	$847	$15,079

The amortized cost and fair value of debt securities classified as available for sale by contractual maturity, as of December 31, 2023, are as follows (unaudited, in thousands):

	Amortized Cost	Fair Value
Due within one year	$2,126	$2,110
Due after one year through three years	4,345	4,234
Due after three years	8,456	8,241
Total	$14,927	$14,585

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

Amounts in accumulated other comprehensive income (“AOCI”), net of tax, at December 31, 2023 and September 30, 2023, were as follows (in thousands):

AOCI	December 31, 2023 (unaudited)	September 30, 2023

Interest rate swap contract, net of blend and extend arrangement	$16,114	$25,533
Unrealized loss on available-for-sale securities	(342)	(847)
Less tax effect of other comprehensive income (loss) items	(3,783)	(5,992)
Total	11,989	18,694

Changes in AOCI, net of tax, are as follows (in thousands):

AOCI	Interest Rate Hedge
Balance at September 30, 2023	$18,694
Net OCI changes	(6,705)
Balance at December 31, 2023 (unaudited)	$11,989

AOCI	Interest Rate Hedge
Balance at September 30, 2022	$17,620
Net OCI changes	(1,256)
Balance at December 31, 2022 (unaudited)	$16,364

Amounts reclassified from AOCI to earnings are as follows (unaudited, in thousands):

	For the Three Months Ended December 31,
	2023	2022
Interest expense (benefit)	$(2,638)	$(1,335)
Benefit from income taxes	654	344
Total reclassifications from AOCI to earnings	$(1,984)	$(991)

Note 20 - Subsequent Events

On January 2, 2024, the Company acquired substantially all of the assets of Littlefield Construction Company, a soil base, surface treatment and sitework company headquartered in Waycross, Georgia, for $6.4 million. The total amount of consideration for this transaction remains subject to post-closing adjustments with respect to inventory quantities and other matters as of the date of this report.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
This discussion and analysis of our financial condition and results of operations is intended to assist in understanding and assessing the trends and significant changes in our results of operations and financial condition during the period covered by this report. Historical results may not be indicative of future performance. This discussion includes forward-looking statements that reflect our plans, estimates and beliefs. Such statements involve risks and uncertainties. Our actual results may differ materially from those contemplated by these forward-looking statements as a result of various factors, including those set forth under the headings “Risk Factors” and “Cautionary Statement Regarding Forward-Looking Statements.” This discussion should be read in conjunction with our unaudited consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and notes thereto included in the 2023 Form 10-K. In this discussion, we use certain non-GAAP financial measures. Explanations of these non-GAAP financial measures and reconciliations to the most directly comparable GAAP financial measures are included in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Investors should not consider non-GAAP financial measures in isolation or as substitutes for financial information presented in compliance with GAAP.
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
Contract Backlog
At December 31, 2023, our contract backlog was $1.6 billion. Contract backlog is a financial measure that reflects the dollar value of work that the Company expects to perform in the future. We include a construction project in our contract backlog at the time it is awarded and to the extent we believe funding is probable. Our backlog consists of uncompleted work on contracts in progress and contracts for which we have executed a contract but have not commenced the work. For uncompleted work on contracts in progress, we include (i) executed change orders, (ii) pending change orders for which we expect to receive confirmation in the ordinary course of business and (iii) claims that we have made against our customers for which we have determined we have a legal basis under existing contractual arrangements and as to which we consider collection to be probable. Backlog of uncompleted work on contracts under which work was either in progress or had not yet begun was $1.3 billion at December 31, 2023. Our contract backlog also includes low bid/no contract projects, which consist of (i) public bid projects for which we were the low bidder and no contract has been executed and (ii) private work projects for which we have been notified that we are the low bidder or have been given a notice to proceed, but no contract has been executed. Low bid/no contract backlog was $0.3 billion at December 31, 2023.
Recent Developments
Business Acquisitions
During the thee months ended December 31, 2023, we completed three acquisitions across three states, adding to or expanding our operations in Alabama, North Carolina and South Carolina. As a result of these acquisitions, we added five asphalt plants and a diverse fleet of equipment and vehicles, as well as skilled construction professionals. For further discussion regarding these transactions, see Note 4 - Business Acquisitions to the unaudited consolidated financial statements included elsewhere in this report.

How We Assess Performance of Our Business
Revenues
We derive our revenues predominantly by providing construction products and services for both public and private infrastructure projects, with an emphasis on highways, roads, bridges, airports and commercial and residential sites. Our projects represent a mix of federal, state, municipal and private customers. We also derive revenues from the sale of HMA, aggregates, and liquid asphalt cement to customers. We recognize revenues derived from projects as we satisfy our performance obligations over time, measured by the relationship of total cost incurred compared to total estimated contract costs (cost-to-cost input method). Changes in job performance, job conditions and estimated profitability, including those arising from contract penalty provisions and final contract settlements, may result in revisions to estimated costs and income, and are recognized in the period in which the revisions are determined. Revenues derived from the sale of HMA, aggregates, and liquid asphalt cement are recognized when the risks associated with ownership have passed to the customer.
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
General and Administrative Expenses
General and administrative expenses include costs related to our operational offices that are not allocated to direct contract costs and expenses related to our corporate offices. These expenses consist primarily of salaries and personnel costs for our administration, finance and accounting, legal, information systems, human resources and certain managerial employees. General and administrative expenses also include acquisition expenses, audit, consulting and professional fees, share-based compensation expense, travel, insurance, office space rental costs, property taxes and other corporate and overhead expenses.
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

Other Key Performance Indicators - Adjusted EBITDA and Adjusted EBITDA Margin
Adjusted EBITDA represents net income before, as applicable from time to time, (i) interest expense, net, (ii) provision (benefit) for income taxes, (iii) depreciation, depletion, accretion and amortization, (iv) share-based compensation expense, and (v) loss on the extinguishment of debt. Adjusted EBITDA Margin represents Adjusted EBITDA as a percentage of revenues for each period. These metrics are supplemental measures of our operating performance that are neither required by, nor presented in accordance with, GAAP. These measures have limitations as analytical tools and should not be considered in isolation or as an alternative to net income or any other performance measure derived in accordance with GAAP as an indicator of our operating performance. We present Adjusted EBITDA and Adjusted EBITDA Margin because management uses these measures as key performance indicators, and we believe that securities analysts, investors and others use these measures to evaluate companies in our industry. Our calculation of Adjusted EBITDA and Adjusted EBITDA Margin may not be comparable to similarly named measures reported by other companies. Potential differences may include differences in capital structures, tax positions and the age and book depreciation of intangible and tangible assets.
The following table presents a reconciliation of net income, the most directly comparable measure calculated in accordance with GAAP, to Adjusted EBITDA and the calculation of Adjusted EBITDA Margin for the periods presented (unaudited, in thousands, except percentages):

	For the Three Months Ended December 31,
	2023	2022 (1)
Net income	$9,843	$1,892
Interest expense, net	3,746	3,960
Provision for income taxes	3,118	510
Depreciation, depletion, accretion and amortization	21,121	18,375
Share-based compensation expense	3,046	2,480
Adjusted EBITDA	$40,874	$27,217
Revenues	$396,505	$341,779
Adjusted EBITDA Margin	10.3%	8.0%
(1)The Company has historically included within the definition of Adjusted EBITDA an adjustment for management fees and expenses related to the Company’s management services agreement with an affiliate of SunTx Capital Partners, a member of the Company’s control group. Effective October 1, 2023, the term of the management services agreement was extended to October 1, 2028. As a result of the term extension, the Company no longer views the management fees and expenses paid under the management services agreement as a non-recurring expense. Accordingly, periods commencing subsequent to September 30, 2023 do not include an adjustment for management fees and expenses, and the Company has recast comparative Adjusted EBITDA and Adjusted EBITDA Margin for the three months ended December 31, 2022 to conform to the current definition.

Results of Operations
Three Months Ended December 31, 2023 Compared to Three Months Ended December 31, 2022
The following table sets forth selected financial data for the three months ended December 31, 2023 and 2022 (unaudited in thousands, except percentages):

					Change From the Three Months Ended
	For the Three Months Ended December 31,				December 31, 2022
					to the Three Months Ended
	2023		2022		December 31, 2023
	Dollars	% of Revenues	Dollars	% of Revenues	$ Change	% Change
Revenues	$396,505	100.0%	$341,779	100.0%	$54,726	16.0%
Cost of revenues	344,625	86.9%	311,283	91.1%	33,342	10.7%
Gross profit	51,880	13.1%	30,496	8.9%	21,384	70.1%
General and administrative expenses	(35,981)	(9.1)%	(29,725)	(8.7)%	(6,256)	21.0%
Gain on sale of property, plant and equipment	836	0.2%	168	—%	668	397.6%
Gain on facility exchange	—	—%	5,389	1.6%	(5,389)	(100.0)%
Operating income	16,735	4.2%	6,328	1.9%	10,407	164.5%
Interest expense, net	(3,746)	(0.9)%	(3,960)	(1.2)%	214	(5.4)%
Other income (expense)	(28)	—%	34	—%	(62)	(182.4)%
Income before provision for income taxes	12,961	3.3%	2,402	0.7%	10,559	439.6%
Provision for income taxes	3,118	0.8%	510	0.1%	2,608	511.4%
Net income	$9,843	2.5%	$1,892	0.6%	$7,951	420.2%
Adjusted EBITDA	$40,874	10.3%	$27,217	8.0%	$13,657	50.2%

Revenues. Revenues for the three months ended December 31, 2023 increased $54.7 million, or 16.0%, to $396.5 million from $341.8 million for the three months ended December 31, 2022. The increase included $29.6 million of revenues attributable to acquisitions completed during or subsequent to the three months ended December 31, 2022 and an increase of approximately $25.1 million of revenues in our existing markets from contract work and sales of HMA and aggregates to third parties. The 7.3% increase in revenue in our existing markets was due to strong demand in both public and private work.
Gross Profit. Gross profit for the three months ended December 31, 2023 increased $21.4 million, or 70.1%, to $51.9 million from $30.5 million for the three months ended December 31, 2022. The increase in gross profit was primarily the result of the 16.0% increase in revenues for the three months ended December 31, 2023 compared to the three months ended December 31, 2022 and a higher gross profit margin. The higher gross profit margin was due to (i) efficient utilization of our plants and equipment fleet and (ii) completion of new backlog with more favorable margins.

General and Administrative Expenses. General and administrative expenses for the three months ended December 31, 2023 increased $6.3 million, or 21.0%, to $36.0 million from $29.7 million for the three months ended December 31, 2022. The increase was the result of (i) a $0.5 million increase in share-based compensation expense, (ii) a $2.0 million increase attributable to general and administrative expenses associated with the operations of businesses acquired subsequent to December 31, 2022, (iii) a $1.9 million increase in management personnel payroll and benefits, and (iv) a $1.8 million increase in other general and administrative expenses.
Gain on Sale of Property, Plant and Equipment. Gain on sale of property, plant and equipment for the three months ended December 31, 2023 increased $0.6 million, or 397.6%, to $0.8 million from $0.2 million for the three months ended December 31, 2022. The increase is attributable to higher disposals of equipment and components during the quarter.
Gain on Facility Exchange. Gain on facility exchange for the three months ended December 31, 2023 was $0.0 million compared to $5.4 million for the three months ended December 31, 2021. The gain was the result of the disposition of a quarry located near Goldston, North Carolina. In connection with this transaction, the Company acquired three HMA manufacturing plants and certain related assets located in the Nashville, Tennessee metro area.

Interest Expense, Net. Interest expense, net for the three months ended December 31, 2023 decreased $0.3 million, or 5.4%, to $3.7 million compared to $4.0 million for the three months ended December 31, 2022. The decrease in interest expense, net was primarily due to an increase in interest income from an overnight sweep program established during the three months ended December 31, 2023. This was partially offset by an increase in interest expense due to an increase in the average principal debt balance outstanding during the three months ended December 31, 2023 compared to the three months ended December 31, 2022.
Provision for Income Taxes. Our effective tax rate increased to 24.1% for the three months ended December 31, 2023, from 21.2% for the three months ended December 31, 2022. Our higher effective tax rate during the three months ended December 31, 2023 was due to differences in state tax rates at our operating subsidiaries.

Net Income. Net income increased $7.9 million, or 420.2%, to $9.8 million for the three months ended December 31, 2023, compared to $1.9 million for the three months ended December 31, 2022. The increase in net income was primarily a result of higher gross profit, and gain on sale of property, plant and equipment, partially offset by an increase in general and administrative expenses and decreased gain on facility exchange, all as described above.
Adjusted EBITDA and Adjusted EBITDA Margin. Adjusted EBITDA and Adjusted EBITDA Margin were $40.9 million and 10.3%, respectively, for the three months ended December 31, 2023, compared to $27.2 million and 8.0%, respectively, for the three months ended December 31, 2022. The increase in Adjusted EBITDA and Adjusted EBITDA Margin resulted from an increase in gross profit and gain on sale of property, plant and equipment, partially offset by higher general and administrative expenses and decreased gain on facility exchange, all as described above. See the description of Adjusted EBITDA and Adjusted EBITDA Margin, as well as a reconciliation of Adjusted EBITDA to net income, under the heading “How We Assess Performance of Our Business”.
Liquidity and Capital Resources
Cash Flows Analysis
The following table sets forth our cash flows for the periods indicated (unaudited, in thousands):

	For the Three Months Ended December 31,
	2023	2022
Net cash provided by operating activities, net of acquisitions	$60,378	$28,884
Net cash used in investing activities	(104,661)	(70,670)
Net cash provided by financing activities	64,914	49,736
Net change in cash and cash equivalents	$20,631	$7,950

Operating Activities
During the three months ended December 31, 2023, cash provided by operating activities, net of acquisitions, was $60.4 million, primarily as a result of:
•net income of $9.8 million, including $21.1 million of depreciation, depletion, accretion and amortization and $2.9 million of share-based compensation expense, gain on sale of property, plant and equipment of $0.8 million;
•a decrease in contracts receivable including retainage, net of $63.5 million due to normal fluctuations resulting from the timing of processing transactions in our accounts receivable cycle;
•an increase in inventories of $9.9 million due to increased inventories from acquisitions, growth in existing markets, higher inventory costs and normal fluctuations in our inventory cycle;
•a decrease in accounts payable and accrued expenses and other current liabilities of $34.7 million due to the timing of processing transactions in our accounts payable cycle; and

•a net increase in the difference between costs and estimated earnings in excess of billings on uncompleted contracts and billings in excess of costs and estimated earnings on uncompleted contracts of $6.4 million due to the timing of performing and closing projects.

During the three months ended December 31, 2022, cash provided by operating activities, net of acquisitions, was $28.9 million, primarily as a result of:
•net income of $1.9 million, including $18.4 million of depreciation, depletion, accretion and amortization and $2.5 million of share-based compensation expense;

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

Investing Activities
During the three months ended December 31, 2023, cash used in investing activities was $104.7 million, of which $81.4 million related to acquisitions completed in the period and $26.8 million was invested in property, plant and equipment, partially offset by $2.5 million of proceeds from the sale of property, plant and equipment and $1.0 million of proceeds from the sale of restricted investments.
During the three months ended December 31, 2022, cash used in investing activities was $70.7 million, of which $77.2 million related to acquisitions completed in the period and $31.7 million was invested in property, plant and equipment, partially offset by $1.6 million of proceeds from the sale of property, plant and equipment and $36.4 million of proceeds from the facility exchange.
Financing Activities
During the three months ended December 31, 2023, cash provided by financing activities was $64.9 million. We received $90.0 million of proceeds from our Revolving Credit Facility, which were primarily used for acquisitions completed in the period. This cash flow was partially offset by $23.8 million of principal payments on long-term debt and purchase of treasury stock of $1.3 million.
During the three months ended December 31, 2022, cash provided by financing activities was $49.7 million. We received $53.0 million of proceeds from our Revolving Credit Facility, which were primarily used for acquisitions completed in the period. This cash flow was partially offset by $3.1 million of principal payments on long-term debt.
Credit Agreement
We and each of our subsidiaries are parties to the Credit Agreement, which provides for the Term Loan and the Revolving Credit Facility. At December 31, 2023 and September 30, 2023, we had $280.0 million and $283.8 million, respectively, of principal outstanding under the Term Loan, $163.1 million and $93.1 million, respectively, of principal outstanding under the Revolving Credit Facility, and availability of $153.6 million and $221.1 million, respectively, under the Revolving Credit Facility, including reduction for outstanding letters of credit.

The Credit Agreement requires the Company to satisfy certain financial covenants, including a minimum fixed charge coverage ratio of 1.20-to-1.00 and a maximum consolidated leverage ratio of 3.50-to-1.00, subject to certain adjustments. At December 31, 2023 and September 30, 2023, our fixed charge coverage ratio was 3.35-to-1.00 and 2.56-to-1.00, respectively, and our consolidated leverage ratio was 1.78-to-1.00 and 1.72-to-1.00, respectively.
From time to time, the Company has entered into interest rate swap agreements to hedge against the risk of changes in interest rates. At December 31, 2023 and September 30, 2023, the aggregate notional value of the interest rate swap agreement was $300.0 million, and the fair value was $17.6 million and $26.9 million, respectively, which amounts are included within other assets on the Company’s Consolidated Balance Sheets.
For more information about the Credit Agreement, see Note 8 - Debt to the unaudited consolidated financial statements included elsewhere in this report.
Capital Requirements and Sources of Liquidity
During the three months ended December 31, 2023 and 2022, our capital expenditures were approximately $26.8 million and $31.7 million, respectively. Our capital expenditures are typically made during the fiscal year in which they are approved. At December 31, 2023, our commitments for capital expenditures were not material to our financial condition or results of operations on a consolidated basis. For fiscal 2024, we expect total capital expenditures to be $90.0 million to $95.0 million. Our capital expenditure budget is an estimate and is subject to change.

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
Contractual Obligations
The following table summarizes our significant obligations outstanding as of December 31, 2023 (unaudited, in thousands):

		Payments Due by Fiscal Year
	Total	2024	2025	2026	2027	2028	2029 and Thereafter
Debt obligations	$443,100	$11,250	$18,750	$22,500	$390,600	$—	$—
Operating leases	21,677	3,031	3,545	3,353	2,984	2,492	6,272
Purchase commitments	3,326	3,115	211	—	—	—	—
Royalty payments	2,525	282	256	192	180	145	1,470
Asset retirement obligations	2,432	—	—	—	—	—	2,432
Total	$473,060	$17,678	$22,762	$26,045	$393,764	$2,637	$10,174

Off-Balance Sheet Arrangements
As of December 31, 2023, we had aggregate letters of credit outstanding in the amount of $8.3 million, future purchase commitments of diesel fuel and natural gas of $2.9 million and $0.4 million, respectively, and $2.5 million of minimum royalty payments related to aggregates facilities. Other than the letters of credit, future purchase commitments and minimum royalty payments, we do not currently have any off-balance sheet arrangements that have, or are reasonably likely to have, a material current or future effect on our financial condition, changes in our financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources. See Note 17 - Commitments to our unaudited consolidated financial statements included elsewhere in this report for additional information.

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

Our risk management activities also include the use of financial derivative instruments. We have entered into fuel swap contracts to mitigate the financial impact of fluctuations in commodity prices. We do not enter into commodity swap contracts for speculative or trading purposes. These fuel swap contracts provide a fixed price for less than 50% of our estimated fuel and natural gas usage for fiscal years 2024 and 2025.
The table below provides information about the Company’s fuel swap contracts that are sensitive to changes in commodity prices as of December 31, 2023 (unaudited).

	Carrying Amount	Fair Value
Fuel swap contracts (1)
Contract volumes (1,000 gallons)	378
Weighted average price (per gallon)	$2.71
Contract amount (in thousands)	$(42)	$(42)

(1) See also Note 15 - Investment in Derivative Instruments and Note 16 - Fair Value Measurements to the unaudited consolidated financial statements included elsewhere in this report.
Interest Rate Risk
We are exposed to interest rate risk on certain of our short and long-term debt obligations used to finance our operations and acquisitions. We have SOFR-based floating rate borrowings under the Credit Agreement, which expose us to variability in interest payments due to changes in the reference interest rates. From time to time, we use derivative instruments as hedges against the impact of interest rate changes on future earnings and cash flows. We do not enter into such derivative instruments for speculative or trading purposes. At December 31, 2023, we had a total of $443.1 million of variable rate borrowings outstanding. Holding other factors constant and absent the interest rate swap agreements described above, a hypothetical 1% change in our borrowing rates would result in a $4.4 million change in our annual interest expense based on our variable rate debt outstanding at December 31, 2023.
The following table presents the future principal payment obligations, interest payments, and fair values associated with the Company’s debt instruments assuming the Company’s actual level of variable rate debt as of December 31, 2023 (unaudited, in thousands).

	For the Fiscal Year Ending September 30,						Fair
	2024	2025	2026	2027	Thereafter	Total	Value
Debt obligations
Term Loan Principal Payments	$11,250	$18,750	$22,500	$227,500	$—	$280,000	$280,000
Revolving Credit Facility Principal Payments	—	—	—	163,100	—	163,100	163,100
Interest payments (1)	22,901	29,590	28,124	20,067	—

(1) Represents projected interest payments using the Company’s December 2023 SOFR-based floating rate of 6.95% per annum.
The notional amount of the Company’s outstanding interest rate swap contract at December 31, 2023 was $300.0 million. The maturity date of this swap is June 30, 2027, and the fair value of the outstanding swap contract was $17.6 million as of December 31, 2023. See also Note 15 - Investment in Derivative Instruments and Note 16 - Fair Value Measurements to the unaudited consolidated financial statements included elsewhere in this report.
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

Item 4. Controls and Procedures.
Evaluation of Disclosure Control and Procedures
Our management carried out, as of December 31, 2023, with the participation of our Chief Executive Officer and our Chief Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2023, our disclosure controls and procedures were effective to provide reasonable assurance that material information required to be disclosed by us in reports we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - Other Information
Item 1. Legal Proceedings.
Due to the nature of our business, we are involved in routine litigation or subject to other disputes or claims related to our business activities, including, among other things, (i) workers’ compensation claims, (ii) employment-related disputes and (iii) liability issues or breach of contract or tortious conduct claims in connection with the performance of services and provision of materials. We and our affiliates are also subject to government inquiries in the ordinary course of business seeking information concerning our compliance with government construction contracting requirements and various laws and regulations, the outcome of which cannot be predicted with certainty. In the opinion of our management, after consultation with legal counsel, none of the pending inquiries, litigation, disputes or claims against us, if decided adversely to us, would have a material adverse effect on our financial condition, cash flows or results of operations. There have been no material changes to the legal proceedings disclosed in the 2023 Form 10-K.

Item 1A. Risk Factors.
In addition to the other financial information set forth in this report, you should carefully consider the factors discussed below and in Part I, Item 1A, “Risk Factors,” in the 2023 Form 10-K that could materially affect our business, financial condition or future operating results. The risks described below and in the 2023 Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Unregistered Sales of Equity Securities
The Company did not sell any of its equity securities during the period covered by this report that were not registered under the Securities Act.
Issuer Purchases of Equity Securities
During the quarter ended December 31, 2023, the Company repurchased shares of its Class A common stock as follows (unaudited):

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet be Purchased under the Plans or Programs
October 1, 2023 - October 31, 2023	—	—	—	—
November 1, 2023 - November 30, 2023	33,772	$36.56	—	—
December 1, 2023 - December 31, 2023	—	—	—	—
Total	33,772	$36.56	—	—

(1) Consists of shares of Class A common stock withheld to satisfy tax withholding obligations on behalf of certain employees upon the vesting of restricted stock awards.

(2) Represents the closing price for a share of Class A common stock on the Nasdaq Global Select Market on September 29, 2023, the last trading day prior to the vesting date for restricted shares of Class A common stock previously granted to certain employees and withheld by the Company in satisfaction of tax withholding obligations arising upon the vesting of such shares.

Item 3. Defaults Upon Senior Securities.
None.

Item 4. Mine Safety Disclosures.
The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K (17 C.F.R. Part 229.104) is included in Exhibit 95.1 to this Quarterly Report on Form 10-Q.

Item 5. Other Information.
During the quarter ended December 31, 2023, no director or officer (as defined in Rule 16a-1(f) of the Exchange Act) of the Company adopted, modified, or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (in each case, as defined in Item 408(a) of Regulation S-K).

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 9th day of February, 2024.

CONSTRUCTION PARTNERS, INC.

By:	/s/ Fred J. Smith, III
Fred J. Smith, III
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name and Signature	Title	Date

/s/ Fred J. Smith, III	President and Chief Executive Officer	February 9, 2024
Fred J. Smith, III	(Principal Executive Officer and duly authorized officer)

/s/ Gregory A. Hoffman	Senior Vice President and Chief Financial Officer	February 9, 2024
Gregory A. Hoffman	(Principal Financial Officer and duly authorized officer)