Form 10-Q
period 2024-03-31
Construction Partners, Inc.
filed 2024-05-10
CIK 1718227

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒
As of May 8, 2024, the registrant had 43,828,855 shares of Class A common stock, $0.001 par value, and 8,998,511 shares of Class B common stock, $0.001 par value, outstanding.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
Certain statements contained in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including, among other things, statements related to future events, business strategy, future performance, future operations, backlog, financial position, plans to repurchase shares of Class A common stock, estimated revenues and losses, projected costs, prospects, plans and objectives of management. All statements other than statements of historical fact may be forward-looking statements. Forward-looking statements are often, but not always, identified by the use of words such as “seek,” “anticipate,” “plan,” “continue,” “estimate,” “expect,” “may,” “will,” “project,” “predict,” “potential,” “targeting,” “intend,” “could,” “might,” “should,” “believe,” “outlook” and variations of such words or their negative and similar expressions. Forward-looking statements should not be read as a guarantee of future performance or results, and may not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking statements are based on management’s belief, based on currently available information, as to the outcome and timing of future events. These statements involve estimates, assumptions, known and unknown risks, uncertainties and other factors that may cause actual results or events to differ materially from those expressed in such forward-looking statements. When evaluating forward-looking statements, you should consider the risk factors and other cautionary statements described in this Quarterly Report on Form 10-Q and under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2023. We believe the expectations reflected in the forward-looking statements contained in this report are reasonable, but no assurance can be given that these expectations will prove to be correct. Forward-looking statements should not be unduly relied upon.
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
These factors are not necessarily all of the important factors that could cause actual results or events to differ materially from those expressed in the forward-looking statements. Other unknown or unpredictable factors could also cause actual results or events to differ materially from those expressed in the forward-looking statements. Our future results will depend upon various other risks and uncertainties, including those described in our Annual Report on Form 10-K for the fiscal year ended September 30, 2023. All forward-looking statements attributable to us are qualified in their entirety by this cautionary statement. Forward-looking statements speak only as of the date hereof. We undertake no obligation to update or revise any forward-looking statements after the date on which any such statement is made, whether as a result of new information, future events or otherwise, except as required by law.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CONSTRUCTION PARTNERS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	March 31,	September 30,
	2024	2023
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$47,957	$48,243
Restricted cash	2,479	837
Contracts receivable including retainage, net	275,570	303,704
Costs and estimated earnings in excess of billings on uncompleted contracts	36,120	27,296
Inventories	102,750	84,038
Prepaid expenses and other current assets	10,586	9,306
Total current assets	475,462	473,424
Property, plant and equipment, net	565,351	505,095
Operating lease right-of-use assets	26,721	14,485
Goodwill	181,467	159,270
Intangible assets, net	21,451	19,520
Investment in joint venture	84	87
Restricted investments	15,452	15,079
Other assets	27,412	32,705
Total assets	$1,313,400	$1,219,665
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$141,522	$151,406
Billings in excess of costs and estimated earnings on uncompleted contracts	103,453	78,905
Current portion of operating lease liabilities	5,564	2,338
Current maturities of long-term debt	15,000	15,000
Accrued expenses and other current liabilities	24,608	31,534
Total current liabilities	290,147	279,183
Long-term liabilities:
Long-term debt, net of current maturities and deferred debt issuance costs	423,388	360,740
Operating lease liabilities, net of current portion	21,717	12,649
Deferred income taxes, net	35,438	37,121
Other long-term liabilities	17,727	13,398
Total long-term liabilities	498,270	423,908
Total liabilities	788,417	703,091
Stockholders’ equity:
Preferred stock, par value $0.001; 10,000,000 shares authorized and no shares issued and outstanding at March 31, 2024 and September 30, 2023	—	—
Class A common stock, par value $0.001; 400,000,000 shares authorized, 43,896,017 shares issued and 43,828,855 shares outstanding at March 31, 2024 and 43,760,546 shares issued and 43,727,680 shares outstanding at September 30, 2023	44	44
Class B common stock, par value $0.001; 100,000,000 shares authorized, 11,921,463 shares issued and 8,998,511 shares outstanding at March 31, 2024 and September 30, 2023	12	12
Additional paid-in capital	272,669	267,330
Treasury stock, Class A common stock, par value $0.001, at cost, 67,162 shares at March 31, 2024 and 32,866 shares at September 30, 2023	(1,514)	(178)
Treasury stock, Class B common stock, par value $0.001, at cost, 2,922,952 shares at March 31, 2024 and September 30, 2023	(15,603)	(15,603)
Accumulated other comprehensive income, net	14,381	18,694
Retained earnings	254,994	246,275
Total stockholders’ equity	524,983	516,574
Total liabilities and stockholders’ equity	$1,313,400	$1,219,665

See notes to consolidated financial statements (unaudited).

CONSTRUCTION PARTNERS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited in thousands, except share and per share data)

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2024	2023	2024	2023
Revenues	$371,427	$324,850	$767,932	$666,629
Cost of revenues	332,626	298,570	677,251	609,853
Gross profit	38,801	26,280	90,681	56,776
General and administrative expenses	(36,752)	(31,989)	(72,733)	(61,714)
Gain on sale of property, plant and equipment, net	1,031	3,158	1,867	3,326
Gain on facility exchange	—	—	—	5,389
Operating income (loss)	3,080	(2,551)	19,815	3,777
Interest expense, net	(4,568)	(4,802)	(8,314)	(8,762)
Other income	43	398	15	432
Income (loss) before provision for income taxes	(1,445)	(6,955)	11,516	(4,553)
Provision for income taxes	(321)	(1,474)	2,797	(964)
Net income (loss)	(1,124)	(5,481)	8,719	(3,589)
Other comprehensive income (loss), net of tax
Unrealized gain (loss) on interest rate swap contract, net	2,478	(3,460)	(4,627)	(4,752)
Unrealized gain (loss) on restricted investments, net	(87)	81	313	117
Other comprehensive income (loss)	2,392	(3,379)	(4,313)	(4,635)
Comprehensive income (loss)	$1,268	$(8,860)	$4,406	$(8,224)

Net income (loss) per share attributable to common stockholders:
Basic	$(0.02)	$(0.11)	$0.17	$(0.07)
Diluted	$(0.02)	$(0.11)	$0.17	$(0.07)

Weighted average number of common shares outstanding:
Basic	51,938,216	51,827,365	51,915,069	51,826,143
Diluted	51,938,216	51,827,365	52,523,100	51,826,143

See notes to consolidated financial statements (unaudited).

CONSTRUCTION PARTNERS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(unaudited in thousands, except share data)

	For the six months ended March 31, 2024
	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Treasury Stock Class A Common Stock	Treasury Stock Class B Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss), net	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
September 30, 2023	43,760,546	$44	11,921,463	$12	$267,330	$(178)	$(15,603)	$246,275	$18,694	$516,574
Net income	—	—	—	—	—	—	—	9,843	—	9,843
Share-based compensation expense	—	—	—	—	2,783	—	—	—	—	2,783
Issuance of stock grant awards	135,471	—	—	—	—	—	—	—	—	—
Purchase of treasury stock	—	—	—	—	—	(1,336)	—	—	—	(1,336)
Other comprehensive (loss)	—	—	—	—	—	—	—	—	(6,705)	(6,705)
December 31, 2023	43,896,017	$44	11,921,463	$12	$270,113	$(1,514)	$(15,603)	$256,118	$11,989	$521,159
Net loss	—	—	—	—	—	—	—	(1,124)	—	(1,124)
Share-based compensation expense	—	—	—	—	2,556	—	—	—	—	2,556
Other comprehensive income	—	—	—	—	—	—	—	—	2,392	2,392
March 31, 2024	43,896,017	$44	11,921,463	$12	$272,669	$(1,514)	$(15,603)	$254,994	$14,381	$524,983

	For the six months ended March 31, 2023
	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Treasury Stock Class A Common Stock	Treasury Stock Class B Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss), net	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
September 30, 2022	41,195,730	$41	14,275,867	$15	$256,571	$(39)	$(15,603)	$197,274	$17,620	$455,879
Net income	—	—	—	—	—	—	—	1,892	—	1,892
Share-based compensation expense	—	—	—	—	2,480	—	—	—	—	2,480
Issuance of stock grant awards	180,798	—	—	—	—	—	—	—	—	—
Purchase of treasury stock	—	—	—	—	—	(139)	—	—	—	(139)
Other comprehensive (loss)	—	—	—	—	—	—	—	—	(1,256)	(1,256)
December 31, 2022	41,376,528	$41	14,275,867	$15	$259,051	$(178)	$(15,603)	$199,166	$16,364	$458,856
Net loss	—	—	—	—	—	—	—	(5,481)	—	(5,481)
Share-based compensation expense	—	—	—	—	2,692	—	—	—	—	2,692
Other comprehensive (loss)	—	—	—	—	—	—	—	—	(3,379)	(3,379)
March 31, 2023	41,376,528	$41	14,275,867	$15	$261,743	$(178)	$(15,603)	$193,685	$12,985	$452,688

See notes to consolidated financial statements (unaudited).

CONSTRUCTION PARTNERS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited in thousands)

	For the Six Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net income (loss)	$8,719	$(3,589)
Adjustments to reconcile net income (loss) to net cash, cash equivalents and restricted cash provided by operating activities:
Depreciation, depletion, accretion and amortization	43,961	38,233
Amortization of deferred debt issuance costs	148	151
Unrealized loss on derivative instruments	194	2,286
Provision for bad debt	335	70
Gain on sale of property, plant and equipment	(1,867)	(3,326)
Gain on facility exchange	—	(5,389)
Realized loss on sales, calls and maturities of restricted investments	49	4
Share-based compensation expense	6,221	5,172
Loss from investment in joint venture	3	—
Deferred income tax benefit	(306)	(224)
Other non-cash adjustments	(224)	(69)
Changes in operating assets and liabilities, net of business acquisitions:
Contracts receivable including retainage, net	43,443	34,092
Costs and estimated earnings in excess of billings on uncompleted contracts	(7,799)	743
Inventories	(15,968)	(10,152)
Prepaid expenses and other current assets	2,165	(3,246)
Other assets	(585)	(206)
Accounts payable	(12,536)	(12,764)
Billings in excess of costs and estimated earnings on uncompleted contracts	22,412	7,415
Accrued expenses and other current liabilities	(11,976)	(6,289)
Other long-term liabilities	2,161	2,784
Net cash provided by operating activities, net of business acquisitions	78,550	45,696
Cash flows from investing activities:
Purchases of property, plant and equipment	(55,518)	(60,399)
Proceeds from sale of property, plant and equipment	4,962	8,301
Proceeds from facility exchange	—	36,987
Proceeds from sales, calls and maturities of restricted investments	1,918	866
Business acquisitions, net of cash acquired	(87,850)	(77,842)
Purchase of restricted investments	(1,870)	(5,148)
Net cash used in investing activities	(138,358)	(97,235)
Cash flows from financing activities:
Proceeds from revolving credit facility	90,000	38,000
Proceeds from issuance of long-term debt, net of debt issuance costs	—	15,000
Repayments of long-term debt	(27,500)	(6,250)
Purchase of treasury stock	(1,336)	(139)
Net cash provided by financing activities	61,164	46,611
Net change in cash, cash equivalents and restricted cash	1,356	(4,928)
Cash, cash equivalents and restricted cash:
Cash, cash equivalents and restricted cash, beginning of period	49,080	35,559
Cash, cash equivalents and restricted cash, end of period	$50,436	$30,631

Supplemental cash flow information:
Cash paid for interest	$9,569	$9,047
Cash paid for income taxes	$3,155	$626
Cash paid for operating lease liabilities	$1,435	$1,204
Non-cash items:
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$9,999	$4,062
Property, plant and equipment financed with accounts payable	$2,554	$3,448
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
Restricted Cash
Construction Partners Risk Management, Inc. (the “Captive”), a captive insurance company and wholly-owned subsidiary of the Company, provides general liability, automobile liability and workers’ compensation insurance coverage to the Company and its subsidiaries. Restricted cash represents cash held in a fiduciary capacity by the Captive for the payment of casualty insurance claims. The Company had restricted cash of $2.5 million and $0.8 million at March 31, 2024 and September 30, 2023, respectively.
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Consolidated Balance Sheets that sum to the total of the same such amounts shown in the Consolidated Statements of Cash Flows (unaudited, in thousands):

	March 31, 2024	March 31, 2023
Cash and cash equivalents	$47,957	$30,512
Restricted cash	2,479	119
Total cash, cash equivalents, and restricted cash	$50,436	$30,631

Restricted Investments
The Company’s restricted investments consist of debt securities held in a fiduciary capacity by the Captive for the payment of casualty insurance claims. The Company determines the classification of its securities at the time of purchase and re-evaluates the determination at each balance sheet date. The Company has classified securities held by the Captive as available-for-sale. As a result, these securities are carried at their fair value. Purchases and sales of debt securities are recorded on the trade date. Interest income on debt securities is recorded when earned using an effective yield method. Unrealized gains and losses are reported as components of accumulated other comprehensive income (loss), net. These securities have been classified as non-current assets based on their respective maturity dates and the Company’s intent to reinvest sales proceeds into new restricted investments. The Company had restricted investments of $15.5 million and $15.1 million at March 31, 2024 and September 30, 2023, respectively.
The Company evaluates its available-for-sale debt securities quarterly to determine whether there has been a decline in the fair value below the amortized cost due to credit losses or other factors. This evaluation process entails judgement by the Company, and considers factors including the issuer’s financial condition and near-term prospects, future economic conditions, interest rate changes and changes in the rating of the security. When the Company has determined that it intends to sell, or that it is more likely than not that the Company will be required to sell a security before it recovers its amortized cost basis above fair value, the individual security is written down to fair value, with a corresponding charge to “Other income” within the Consolidated Statements of Comprehensive Income. For available-for-sale debt securities that do not meet the intent impairment criteria but for which the Company has determined that a credit loss exists, the present value of cash flows expected to be collected from the security is compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss allowance is recorded for the credit loss, limited by the amount by which the fair value is less than the amortized cost basis. For the six months ended March 31, 2024 and 2023, the Company had no intent impairments or credit losses.
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
Concentration of Risks
Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of contracts receivable including retainage. In the normal course of business, the Company provides credit to its customers and does not generally require collateral. The Company monitors concentrations of credit risk associated with these receivables on an ongoing basis. The Company has not historically experienced significant credit losses, due primarily to management’s assessment of customers’ credit ratings. The Company principally deals with recurring customers, state and local governments and well-known local companies whose reputations are known to management. The Company performs credit checks for significant new customers and generally requires progress payments for significant projects. The Company generally has the ability to file liens against the property if payments are not made on a timely basis. No single customer accounted for more than 10% of the Company’s contracts receivable including retainage, net balance at March 31, 2024 or September 30, 2023.
Projects performed for various departments of transportation accounted for 36.0% and 29.8% of consolidated revenues for the three months ended March 31, 2024 and 2023, respectively, and for 36.9% and 30.9% of consolidated revenues for the six months ended March 31, 2024 and 2023, respectively. Customers that accounted for more than 10% of consolidated revenues during the three and six months ended March 31, 2024 and 2023 are presented below:

	% of Consolidated Revenues
	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2024	2023	2024	2023
Florida Department of Transportation	15.8%	11.3%	14.2%	*
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

	% of Consolidated Revenues
	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2024	2023	2024	2023
Private	42.3%	42.1%	41.7%	40.4%
Public	57.7%	57.9%	58.4%	59.6%
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
The Company’s financial instruments include cash and cash equivalents, restricted cash, contracts receivable including retainage, accounts payable and accrued expenses reflected as current assets and current liabilities on its Consolidated Balance Sheets at March 31, 2024 and September 30, 2023. Due to the short-term nature of these instruments, management considers their carrying value to approximate their fair value.

The Company also has debt securities reflected as restricted investments on its Consolidated Balance Sheets at March 31, 2024 and September 30, 2023. These investments are adjusted to fair value at each balance sheet date and are considered Level 2 fair value measurements.
The Company also has a Term Loan and a Revolving Credit Facility, as defined and further described in Note 8 - Debt. The carrying value of amounts outstanding under these credit facilities is reflected as long-term debt, net of current maturities and deferred debt issuance cost and current maturities of long-term debt on the Company’s Consolidated Balance Sheets at March 31, 2024 and September 30, 2023. Due to the variable rate or short-term nature of these instruments, management considers their carrying value to approximate their fair value.
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
Comprehensive Income (Loss)
The Company reports comprehensive income (loss) in its Consolidated Statements of Comprehensive Income (Loss) and Consolidated Statements of Stockholders’ Equity. Comprehensive income (loss) comprises two subsets: net income and other comprehensive income (loss) (“OCI”). OCI includes adjustments for changes in fair value of an interest rate swap contract derivative and available-for-sale restricted investments. For additional information about comprehensive income (loss), see Note 19 - Other Comprehensive Income (Loss).
Note 3 - Accounting Standards
The Company did not adopt any new accounting standards or updates during the six months ended March 31, 2024.

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
On December 29, 2023, the Company acquired all issued and outstanding membership interests of SJ&L General Contractor, LLC, an HMA and sitework company headquartered in Huntsville, Alabama, for $60.1 million. This transaction expanded the Company’s service capabilities in the Huntsville, Alabama metro area.
On January 2, 2024, the Company acquired substantially all of the assets of Littlefield Construction Company, a soil base, surface treatment and sitework company headquartered in Waycross, Georgia, for $6.4 million. This transaction expanded the Company’s service capabilities in the Waycross, Georgia area.
The total amount of consideration for these transactions remains subject to post-closing adjustments with respect to inventory quantities, settlement of working capital and other matters.

Combined Acquisitions During the Six Months Ended March 31, 2024
The foregoing acquisitions were accounted for as business combinations in accordance with Accounting Standards Codification (“ASC”) Topic 805, Business Combinations (“Topic 805”). As of March 31, 2024, the purchase price allocation had not yet been finalized due to the recent timing of these acquisitions, as certain information was pending on such date to finalize estimates of fair value of certain assets acquired and liabilities assumed. The Company consulted with independent third parties to assist in the valuation process. The Company expects to finalize the estimate of fair values as soon as practicable and no later than one year from their respective acquisition dates.
Identifiable assets acquired and liabilities assumed were recorded at their estimated fair values based on the methodology described under "Fair Value Measurements" in Note 2 - Significant Accounting Policies. The amount of the purchase price exceeding the net fair value of identifiable assets acquired and liabilities assumed was recorded as provisional goodwill in the amount of approximately
$22.2 million, which is deductible for income tax purposes. Goodwill primarily represents the assembled work force and synergies expected to result from the acquisitions. Upon finalizing the accounting for these transactions, management expects to ascribe value to other identifiable intangible assets, including customer relationships and customer backlog, which will reduce the provisional amount allocated to goodwill.

Total consideration transferred for these acquisitions was $87.9 million, which was paid from available cash and a draw from the Revolving Credit Facility (as defined in Note 8 - Debt). The combined total consideration has been provisionally allocated as follows: $13.2 million of net working capital, $51.8 million of property, plant and equipment and $22.9 million of goodwill and intangibles.

The Consolidated Statements of Comprehensive Income (Loss) include $17.4 million of revenue and $0.9 million of net loss attributable to the operations of these acquisitions for the three months ended March 31, 2024 and $22.1 million of revenue and $1.2 million of net loss attributable to the operations of these acquisitions for the six months ended March 31, 2024. The Company recorded certain costs to effect the acquisitions as they were incurred, which are reflected in general and administrative expenses on the Company’s Consolidated Statements of Comprehensive Income in the amount of $0.3 million for the three months ended March 31, 2024 and $0.8 million for the six months ended March 31, 2024.

The following tables present pro forma revenues and net income as though the acquisitions had occurred on October 1, 2022 (unaudited, in thousands):

	For the Three Months Ended March 31,
	2024	2023
Pro forma revenues	$371,427	$342,209
Pro forma net income (loss)	$(1,124)	$(7,536)

	For the Six Months Ended March 31,
	2024	2023
Pro forma revenues	$784,706	$688,119
Pro forma net income (loss)	$9,214	$(5,836)
Pro forma financial information is presented as if the operations of the acquisitions had been included in the consolidated results of the Company since October 1, 2022, and gives effect to transactions that are directly attributable to the acquisitions, including adjustments to:
(a)include the pro forma results of operations of the acquisitions for the three and six months ended March 31, 2024 and 2023;

(b)include additional depreciation and depletion expense related to the fair value of acquired property, plant and equipment and reserves at aggregates facilities, as applicable, as if such assets were acquired on October 1, 2022 and consistently applied to the Company’s depreciation and depletion methodologies;

(c)include interest expense under the Revolving Credit Facility as if the funds borrowed to finance the purchase prices were borrowed on October 1, 2022 (interest expense calculations further assume that no principal payments were made during the period from October 1, 2022 through March 31, 2024, and that the interest rate in effect on the date the Company made the acquisitions was in effect for the period from October 1, 2022 through March 31, 2024); and

(d)exclude $0.8 million of acquisition-related expenses from the six months ended March 31, 2024, as though such expenses were incurred prior to the pro forma acquisition date of October 1, 2022.

Pro forma information is presented for informational purposes and may not be indicative of revenue or net income that would have been achieved if these acquisitions had occurred on October 1, 2022.
Provisional Accounting
In April 2023, the Company acquired an HMA paving company headquartered in Anderson, South Carolina. In May 2023, the Company acquired an excavation, grading and utility company headquartered in Huntsville, Alabama. As of March 31, 2024, there had been no material adjustments to the September 30, 2023 provisional accounting for either acquisition as reported in the 2023 Form 10-K.
Note 5 - Contracts Receivable Including Retainage, Net
Contracts receivable including retainage, net consisted of the following at March 31, 2024 and September 30, 2023 (in thousands):

	March 31, 2024	September 30, 2023
	(unaudited)
Contracts receivable	$225,888	$251,324
Retainage receivable	50,844	53,286
	276,732	304,610
Allowance for doubtful accounts	(1,162)	(906)
Contracts receivable including retainage, net	$275,570	$303,704

Retainage receivable has been billed and the Company has an unconditional right to payment, but such payment is not due until satisfactory contract completion and acceptance by the customer.

Note 6 - Contract Assets and Liabilities
Costs and estimated earnings compared to billings on uncompleted contracts at March 31, 2024 and September 30, 2023 consisted of the following (in thousands):

	March 31, 2024	September 30, 2023
	(unaudited)
Costs on uncompleted contracts	$1,705,395	$1,831,106
Estimated earnings to date on uncompleted contracts	181,298	194,760
	1,886,693	2,025,866
Billings to date on uncompleted contracts	(1,954,025)	(2,077,475)
Net billings in excess of costs and estimated earnings on uncompleted contracts	$(67,332)	$(51,609)

Significant changes to balances of costs and estimated earnings in excess of billings (contract asset) and billings in excess of costs and estimated earnings (contract liability) on uncompleted contracts from September 30, 2022 to March 31, 2023 and September 30, 2023 to March 31, 2024 are presented below (in thousands):

	Costs and Estimated Earnings in Excess of Billings on Uncompleted Contracts	Billings in Excess of Costs and Estimated Earnings on Uncompleted Contracts	Net Billings in Excess of Costs and Estimated Earnings on Uncompleted Contracts
September 30, 2022	$29,271	$(52,477)	$(23,206)
Changes in revenue billed, contract price or cost estimates	(145)	(9,527)	(9,672)
March 31, 2023 (unaudited)	$29,126	$(62,004)	$(32,878)

September 30, 2023	$27,296	$(78,905)	$(51,609)
Changes in revenue billed, contract price or cost estimates	$8,825	$(24,547)	$(15,722)
March 31, 2024 (unaudited)	$36,120	$(103,453)	$(67,332)

At March 31, 2024, the Company had unsatisfied or partially unsatisfied performance obligations under construction project contracts representing approximately $1.37 billion in aggregate transaction price. The Company expects to earn revenue as it satisfies its performance obligations under such contracts in the amount of approximately $743.7 million during the remainder of the fiscal year ending September 30, 2024 and $629.0 million thereafter.

Note 7 - Property, Plant and Equipment
Property, plant and equipment at March 31, 2024 and September 30, 2023 consisted of the following (in thousands):

	March 31, 2024	September 30, 2023
	(unaudited)
Construction equipment	$511,111	$447,467
Plants	233,611	208,708
Land and improvements	79,903	76,396
Mineral reserves	69,405	69,405
Buildings	36,885	36,885
Furniture and fixtures	7,775	7,538
Leasehold improvements	1,268	1,268
Total property, plant and equipment, gross	939,958	847,667
Accumulated depreciation, depletion and amortization	(391,453)	(358,462)
Construction in progress	16,846	15,890
Total property, plant and equipment, net	$565,351	$505,095

Depreciation, depletion and amortization expense related to property, plant and equipment was $23.1 million and $20.4 million for the three months ended March 31, 2024 and 2023, respectively, and $44.1 million and $39.7 million for the six months ended March 31, 2024 and 2023, respectively.

Note 8 - Debt
The Company maintains credit facilities to finance acquisitions, to fund the purchase of real estate, construction equipment, plants and other fixed assets, and for general working capital purposes. Debt at March 31, 2024 and September 30, 2023 consisted of the following (in thousands):

	March 31, 2024	September 30, 2023
	(unaudited)
Long-term debt:
Term Loan	$276,250	$283,750
Revolving Credit Facility	163,100	93,100
Total long-term debt	439,350	376,850
Deferred debt issuance costs	(962)	(1,110)
Current maturities of long-term debt	(15,000)	(15,000)
Long-term debt, net of current maturities and deferred debt issuance costs	$423,388	$360,740

The Company and each of its subsidiaries are parties to a Third Amended and Restated Credit Agreement, dated June 30, 2022 with PNC Bank, National Association, as administrative agent and lender, PNC Capital Markets LLC, as joint lead arranger and sole bookrunner, Regions Bank and BofA Securities, Inc., each as a joint arranger, and certain other lenders (as amended and restated, the “Credit Agreement”). The Credit Agreement provides for (i) a term loan facility in an initial aggregate principal amount of $250.0 million (the “Term Loan”) the full amount of which was drawn at closing, (ii) a revolving credit facility in an initial aggregate principal amount of $325.0 million (the “Revolving Credit Facility”) and (iii) a delayed draw term loan facility in an initial aggregate principal amount of $50.0 million (the “Delayed Draw Term Loan”).

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
At March 31, 2024 and September 30, 2023, there was $276.3 million and $283.8 million, respectively, of principal outstanding under the Term Loan, $163.1 million and $93.1 million, respectively, of principal outstanding under the Revolving Credit Facility, and availability of $153.7 million and $222.1 million, respectively, under the Revolving Credit Facility, including a reduction for outstanding letters of credit.
The Credit Agreement contains customary negative covenants for agreements of this type, including, but not limited to, restrictions on the Company’s ability to make acquisitions, make loans or advances, make capital expenditures and investments, pay dividends, create or incur indebtedness, create liens, wind up or dissolve, consolidate, merge or liquidate, or sell, transfer or dispose of assets. The Credit
Agreement also requires the Company to satisfy certain financial covenants, including a minimum fixed charge coverage ratio of 1.20-
to-1.00 and a maximum consolidated leverage ratio of 3.50-to-1.00, subject to certain adjustments. At March 31, 2024 and September 30, 2023, the Company’s fixed charge coverage ratio was 3.39-to-1.00 and 2.56-to-1.00, respectively, and the Company’s consolidated leverage ratio was 1.81-to-1.00 and 1.72-to-1.00, respectively. At both March 31, 2024 and September 30, 2023, the Company was in compliance with all covenants under the Credit Agreement.

From time to time, the Company has entered into interest rate swap agreements to hedge against the risk of changes in interest rates. At both March 31, 2024 and September 30, 2023, the aggregate notional value of these interest rate swap agreements was $300.0 million, and the fair value was $21.0 million and $26.9 million, respectively, which is included within other assets on the Company’s Consolidated Balance Sheets.

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
Treasury Stock
During the six months ended March 31, 2024, the Company received a total of 33,772 shares of Class A common stock from employees for reimbursement of income taxes paid by the Company on behalf of these employees related to the vesting of restricted stock awards and 524 shares of Class A common stock through forfeitures of restricted stock awards by terminated employees.
Restricted Stock Awards
During the six months ended March 31, 2024, the Company awarded a total of 80,113 restricted shares of Class A common stock to certain directors, officers and employees of the Company under the Construction Partners, Inc. 2018 Equity Incentive Plan (the “Equity Incentive Plan”).
Performance Stock Units
During the six months ended March 31, 2024, the Company issued a total of 55,358 shares of Class A common stock in settlement of vested performance stock units ("PSUs") under the Equity Incentive Plan.
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

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2024	2023	2024	2023
Numerator
Net income (loss) attributable to common stockholders	$(1,124)	$(5,481)	$8,719	$(3,589)
Denominator
Weighted average number of common shares outstanding, basic	51,938,216	51,827,365	51,915,069	51,826,143
Net income (loss) per common share attributable to common stockholders, basic	$(0.02)	$(0.11)	$0.17	$(0.07)

The following table summarizes the calculation of the weighted-average number of diluted common shares outstanding and the calculation of diluted earnings per share for the periods presented (unaudited in thousands, except share and per share amounts):

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2024	2023	2024	2023
Numerator
Net income (loss) attributable to common stockholders	$(1,124)	$(5,481)	$8,719	$(3,589)
Denominator
Weighted average number of basic common shares outstanding, basic	51,938,216	51,827,365	51,915,069	51,826,143
Effect of dilutive securities:
Restricted stock grants	—	—	608,031	—
Weighted average number of diluted common shares outstanding:	51,938,216	51,827,365	52,523,100	51,826,143
Net income (loss) per diluted common share attributable to common stockholders	$(0.02)	$(0.11)	$0.17	$(0.07)

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
The Company’s effective income tax rate for the three months ended March 31, 2024 and 2023 was 22.2% and 21.1%, respectively. The Company’s effective tax rate for the six months ended March 31, 2024 and 2023 was 24.3% and 21.1%, respectively. The changes in the Company’s effective rates are due to differences in state tax rates at its operating subsidiaries.

Note 12 - Related Parties
On December 31, 2017, the Company sold an indirect wholly owned subsidiary to an immediate family member of an executive officer of the Company (“Purchaser of Subsidiary”) in consideration for a note receivable in the amount of $1.0 million, which approximated the net book value of the disposed entity. At March 31, 2024, $0.1 million and $0.2 million was reflected on the Company’s Consolidated Balance Sheets within other current assets and other assets, respectively, representing the remaining balances on this note receivable. In connection with this transaction, the Company also received a note receivable from the disposed entity (“Disposed Entity”) on December 31, 2017 in the amount of $1.0 million representing certain accounts payable of the Disposed Entity that were paid by the Company. At March 31, 2024, $0.1 million and $0.1 million was reflected on the Company’s Consolidated Balance Sheets within other current assets and other assets, respectively, representing the remaining balances on this note receivable. Remaining principal and interest payments are scheduled to be made in periodic installments during fiscal year 2024 through fiscal year 2026.

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
The following table presents revenues earned and expenses incurred by the Company during the three and six months ended March 31, 2024 and 2023, and accounts receivable and payable balances at March 31, 2024 and September 30, 2023, related to transactions with the related parties described above (in thousands):

	Revenue Earned (Expense Incurred)								Accounts Receivable (Payable)
	For the Three Months Ended March 31,				For the Six Months Ended March 31,				March 31,	September 30,
	2024		2023		2024		2023		2024	2023
	(unaudited)		(unaudited)		(unaudited)		(unaudited)		(unaudited)
Purchaser of Subsidiary	$—		$—		$—		$—		$311	$311
Disposed Entity	—		—		—		—		198	198
Land Development Project	—		—		—		—		540	632
Subcontracting Services	(705)	(1)	(1,173)	(1)	(2,618)	(1)	(2,992)	(1)	(247)	(593)
Island Pond	(100)	(2)	(80)	(2)	(200)	(2)	(160)	(2)	—	—
SunTx	(451)	(2)	(359)	(2)	(882)	(2)	(726)	(2)	—	—

(1) Cost is reflected as cost of revenues on the Company’s Consolidated Statements of Comprehensive Income (Loss).
(2) Cost is reflected as general and administrative expenses on the Company’s Consolidated Statements of Comprehensive Income (Loss).

Note 13 - Share-Based Compensation
The following table summarizes the components of share-based compensation expense included in general and administrative expenses in the Consolidated Statements of Comprehensive Income during the three and six months ended March 31, 2024 and 2023 (unaudited, in thousands):

	For the Three Months Ended March 31,
	2024	2023
Equity classified awards	$2,556	$2,692
Liability classified awards	776	—
Employee stock purchase plan	221	—
Total share-based compensation expense	$3,553	$2,692

	For the Six Months Ended March 31,
	2024	2023
Equity classified awards	$5,339	$5,172
Liability classified awards	882	—
Employee stock purchase plan	378	—
Total share-based compensation expense	$6,599	$5,172

Restricted Stock - Equity Classified Awards
During the six months ended March 31, 2024, the Company awarded a total of 80,113 restricted shares of Class A common stock to certain members of Company management and consultants under the Equity Incentive Plan. The grants are classified as equity awards. The aggregate grant date fair value of these restricted stock awards was $3.5 million. During the three and six months ended March 31, 2024, the Company recorded compensation expense in connection with these and prior restricted stock grants in the amount of $2.0 million and $4.4 million, which is reflected as general and administrative expenses in the Company’s Consolidated Statements of Comprehensive Income (Loss). At March 31, 2024, there was approximately $8.9 million of unrecognized compensation expense related to these awards, which will be recognized over a remaining weighted-average period of 2.6 years.
Performance Stock Units - Equity Classified Awards
PSUs provide for the issuance of shares of Class A common stock upon vesting, which occurs following the end of the performance period based on achievement of certain Company performance metrics established by the Compensation Committee of the Company’s Board of Directors. The final number of shares of Class A common stock issuable upon vesting of PSUs can range from 0% to 150% of the number of PSUs initially granted, depending on the level of achievement, as determined by the Compensation Committee of the Company’s Board of Directors. The achievement of performance goals is modified by the total shareholder return ranking of the Company against the Russell 2000 Index over the performance period and can increase or decrease the achieved award by up to 15%. The Company recognizes expense, net of estimated forfeitures, for PSUs based on the forecasted achievement of Company performance metrics, multiplied by the fair value of the total number of shares of common stock that the Company anticipates will be issued based on such achievement.
During the six months ended March 31, 2024, the Company issued 55,358 shares of Class A common stock as a result of the vesting of PSUs granted to certain members of Company management on December 29, 2021.
During the six months ended March 31, 2024, the Company awarded PSUs representing a target of 83,044 shares and forecasted vesting of 62,283 shares of Class A common stock to certain members of Company management. The grants are classified as equity awards. The aggregate grant date fair value of these awards was $2.7 million. During the three and six months ended March 31, 2024, the Company recorded compensation expense in connection with these type awards in the amount of $0.6 million and $1.0 million, which is reflected as general and administrative expenses in the Company’s Consolidated Statements of Comprehensive Income (Loss). At March 31, 2024, there was approximately $4.1 million of unrecognized compensation expense related to these awards, which will be recognized over a remaining weighted-average period of 2.3 years.

Cash-Settled Restricted Stock Units - Liability Classified Awards
During the six months ended March 31, 2024, the Company granted 114,264 of cash-settled restricted stock units ("RSUs") to employees of the Company under the Equity Incentive Plan. The aggregate grant date fair value of these awards was $5.1 million. Compensation expense associated with these awards for the three and six months ended March 31, 2024 was $0.8 million and $0.9 million, respectively, and is included in general and administrative expenses in the Consolidated Statements of Comprehensive Income (Loss). As of March 31, 2024 and September 30, 2023, the liability for cash-settled RSUs was $0.9 million and $0.0 million and is included in other long-term liabilities. At March 31, 2024, there was approximately $4.2 million of unrecognized compensation expense related to these awards, which will be recognized over a remaining weighted-average period of 3.5 years.
The grant date fair value of these awards is based on the price of the Company’s Class A common stock and the number of RSUs awarded on the date of grant. The awards must be settled in cash and are accounted for as liability-type awards. The expense is recognized over the requisite service period with remeasurement at the end of each reporting period at fair value until settlement. The requisite service period is based on the vesting provisions of the awards, which generally occurs in four equal annual installments beginning on the date of the first fiscal year-end after the grant date.
Employee Stock Purchase Plan
The Construction Partners, Inc. Employee Stock Purchase Plan ("ESPP") became effective on May 13, 2021. The ESPP is intended to provide eligible employees of the Company an opportunity to purchase shares of the Company’s Class A common stock at a discounted rate using funds withheld through payroll deductions. The total number of shares offered under the ESPP is 1,000,000. The first offering period under the ESPP commenced on July 1, 2023. Since that date, the Company has purchased 29,899 shares under the ESPP. Compensation expense associated with the ESPP for the three and six months ended March 31, 2024 was $0.2 million and $0.4 million, respectively, and is included in general and administrative expenses in the Consolidated Statements of Comprehensive Income (Loss).

Note 14 - Leases
The Company leases certain facilities, office space, vehicles and equipment. As of March 31, 2024, operating leases under ASC Topic 842, Leases (“Topic 842”) were included in (i) operating lease right-of use assets, (ii) current portion of operating lease liabilities and (iii) operating lease liabilities, net of current portion on the Company’s Consolidated Balance Sheets in the amounts of $26.7 million, $5.6 million and $21.7 million, respectively. As of March 31, 2024, the Company did not have any lease contracts that had not yet commenced but had created significant rights and obligations.

The components of lease expense were as follows (unaudited, in thousands):

	For the Three Months Ended March 31,
	2024	2023
Operating lease cost	$1,471	$788
Short-term lease cost	5,906	4,733
Total lease expense	$7,377	$5,521

	For the Six Months Ended March 31,
	2024	2023
Operating lease cost	$2,374	$1,514
Short-term lease cost	11,282	10,768
Total lease expense	$13,656	$12,282

Short-term leases (those with terms of 12 months or less) are not capitalized but are expensed on a straight-line basis over the lease term. The majority of the Company's short-term leases relate to equipment used on construction projects. These leases are entered into at periodic rental rates for an unspecified duration and typically have a termination for convenience provision.

As of March 31, 2024, the weighted-average remaining term of the Company’s leases was 5.9 years, and the weighted-average discount rate was 5.09%. As of March 31, 2024, the lease liability was equal to the present value of the remaining lease payments, discounted using the incremental borrowing rate on the Company’s secured debt using a single maturity discount rate, as such rate is not materially different from the discount rate applied to each of the leases in the portfolio.

The following table summarizes the Company’s undiscounted lease liabilities outstanding as of March 31, 2024 (unaudited, in thousands):

Fiscal Year	Amount
Remainder of 2024	$3,450
2025	6,530
2026	6,234
2027	5,486
2028	3,150
2029 and thereafter	6,277
Total future minimum lease payments	$31,128
Less: imputed interest	3,846
Total	$27,282

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

The following table represents the approximate amount of realized and unrealized gains (losses) and changes in fair value recognized in earnings on commodity derivative contracts for the three and six months ended March 31, 2024 and 2023 and the fair value of these derivatives as of March 31, 2024 and September 30, 2023 (in thousands):

	For the Three Months Ended March 31,
		2024			2023
	(unaudited)			(unaudited)
	Change in			Change in
Income Statement Classification	Realized Gain (Loss)	Unrealized Gain (Loss)	Total Gain (Loss)	Realized Gain (Loss)	Unrealized Gain (Loss)	Total Gain (Loss)
Cost of revenues	$(42)	$32	$(10)	$456	$(1,279)	$(823)
Interest expense, net	2,646	—	2,646	2,007	—	2,007
Total	$2,604	$32	$2,636	$2,463	$(1,279)	$1,184

	For the Six Months Ended March 31,
		2024			2023
	(unaudited)			(unaudited)
	Change in			Change in
Income Statement Classification	Realized Gain (Loss)	Unrealized Gain (Loss)	Total Gain (Loss)	Realized Gain (Loss)	Unrealized Gain (Loss)	Total Gain (Loss)
Cost of revenues	$(61)	$(194)	$(255)	$1,057	$(2,286)	$(1,229)
Interest expense, net	5,284	—	5,284	3,342	—	3,342
Total	$5,223	$(194)	$5,029	$4,399	$(2,286)	$2,113

	March 31, 2024	September 30, 2023
Balance Sheet Classification	(unaudited)
Prepaid expenses and other current assets - commodity swaps	$—	$204
Other assets - interest rate swaps (1)	21,031	26,909
Accrued expense and other current liabilities - commodity swaps	(10)	(20)
Net unrealized gain position	$21,021	$27,093

(1) Includes designated cash flow hedge of $21.0 million and $26.9 million as of March 31, 2024 and September 30, 2023, respectively.

Note 16 - Fair Value Measurements

The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2024 and September 30, 2023 under ASC 820, Fair Value Measurements (in thousands):

	March 31, 2024	September 30, 2023
	(unaudited)
	Level 2	Level 2
Assets:
Commodity swap contracts	$—	$204
Interest rate swaps	21,031	26,909
U.S. government securities	6,788	6,549
Corporate debt securities	5,773	5,605
Municipal government securities	1,696	1,748
Agency backed securities	1,195	1,177
Total assets	36,483	42,192

Liabilities:
Commodity swap contracts	$10	$20
Total liabilities	$10	$20

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

Note 17 - Commitments
Letters of Credit

Under the Revolving Credit Facility, the Company had a total capacity of $325.0 million at March 31, 2024 that may be used for a combination of cash borrowings and letter of credit issuances. At March 31, 2024, the Company had aggregate letters of credit outstanding in the amount of $8.2 million, primarily related to certain insurance policies as described in Note 2 - Significant Accounting Policies.
Purchase Commitments
As of March 31, 2024, the Company had unconditional purchase commitments for diesel fuel and natural gas in the normal course of business in the aggregate amount of $2.4 million. Management does not expect any significant changes in the market value of these goods during the commitment period that would have a material adverse effect on the financial condition, results of operations and cash flows of the Company. As of March 31, 2024, the Company’s purchase commitments for the remainder of fiscal 2024 and in 2025 were as follows (unaudited, in thousands):

Fiscal Year	Amount
Remainder of 2024	$1,734
2025	696
Total	$2,430

Minimum Royalties

The Company has lease agreements associated with aggregates facilities under which the Company makes royalty payments. These agreements are outside the scope of Topic 842. The payments are generally based on tons sold in a particular period; however, certain agreements have minimum annual payments. The Company had commitments in the form of minimum royalties as of March 31, 2024 in the amount of $2.5 million, due as follows (unaudited, in thousands):

Fiscal Year	Amount
Remainder of 2024	$238
2025	256
2026	192
2027	180
2028	145
Thereafter	1,470
Total	$2,481

Royalty expense recorded in cost of revenue was $0.4 million for each of three months ended March 31, 2024 and 2023, and $0.8 million for each of the six months ended March 31, 2024 and 2023.

Note 18 - Restricted Investments
The following is a summary of the Company’s debt securities as of March 31, 2024 and September 30, 2023 (in thousands):

	March 31, 2024
	(unaudited)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government securities	$6,975	$—	$187	$6,788
Corporate debt securities	5,907	—	134	5,773
Municipal government securities	1,758	—	62	1,696
Agency backed securities	1,263	—	68	1,195
Total	$15,903	$—	$451	$15,452

	September 30, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S government securities	$6,869	$—	$320	$6,549
Corporate debt securities	5,931	—	326	5,605
Municipal government securities	1,853	—	105	1,748
Agency backed securities	1,273	—	96	1,177
Total	$15,926	$—	$847	$15,079

The amortized cost and fair value of debt securities classified as available for sale by contractual maturity, as of March 31, 2024, are as follows (unaudited, in thousands):

	Amortized Cost	Fair Value
Due within one year	$2,085	$2,070
Due after one year through three years	4,493	4,357
Due after three years	9,325	9,025
Total	$15,903	$15,452

Note 19 - Other Comprehensive Income (Loss)

Comprehensive income (loss) comprises two subsets: net income (loss) and OCI. The components of OCI are presented in the accompanying Consolidated Statements of Comprehensive Income (Loss) and Consolidated Statements of Stockholders’ Equity, net of applicable taxes. The Company’s interest rate swap contract hedge included in other comprehensive income (loss) was entered into on July 1, 2022 with an original notional value of $300.0 million. The maturity date of this swap is June 30, 2027.
Amounts in accumulated other comprehensive income (“AOCI”), net of tax, at March 31, 2024 and September 30, 2023, were as follows (in thousands):

AOCI	March 31, 2024 (unaudited)	September 30, 2023

Interest rate swap contract, net of blend and extend arrangement	$19,446	$25,533
Unrealized loss on available-for-sale securities	(451)	(847)
Less tax effect of other comprehensive income (loss) items	(4,614)	(5,992)
Total	$14,381	$18,694

Changes in AOCI, net of tax, are as follows (in thousands):

AOCI	Interest Rate Hedge
Balance at September 30, 2023	$18,694
Net OCI changes	(4,313)
Balance at March 31, 2024 (unaudited)	$14,381

AOCI	Interest Rate Hedge
Balance at September 30, 2022	$17,620
Net OCI changes	(4,635)
Balance at March 31, 2023 (unaudited)	$12,985

Amounts reclassified from AOCI to earnings are as follows (unaudited, in thousands):

	For the Three Months Ended March 31,
	2024	2023
Interest expense (benefit)	$(2,646)	$(2,007)
Realized loss on restricted investments	26	(4)
Benefit from income taxes	651	517
Total reclassifications from AOCI to earnings	$(1,969)	$(1,494)

	For the Six Months Ended March 31,
	2024	2023
Interest expense (benefit)	$(5,284)	$(3,342)
Realized loss on restricted investments	49	(4)
Benefit from income taxes	1,299	861
Total reclassifications from AOCI to earnings	$(3,936)	$(2,485)

Note 20 - Subsequent Events

Georgia Acquisition

On May 1, 2024, a subsidiary of the Company acquired certain assets of Sunbelt Asphalt Surfaces, Inc. (“Sunbelt”), an asphalt paving company headquartered in Auburn, Georgia, for $28.6 million. The transaction added an HMA plant and a greenfield plant site in northeastern Georgia.

Issuance of Equity Awards

In connection with the Sunbelt acquisition, the Company issued awards under the Equity Incentive Plan to certain key former employees of Sunbelt who became employees of the acquiring Company subsidiary consisting of (i) 30,000 shares of restricted Class A common stock having an aggregate grant date fair value of $1.5 million and (ii) performance stock awards representing a target of 30,000 shares of Class A common stock having an aggregate grant date fair value of $1.5 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
This discussion and analysis of our financial condition and results of operations is intended to assist in understanding and assessing the trends and significant changes in our results of operations and financial condition during the period covered by this report. Historical results may not be indicative of future performance. This discussion includes forward-looking statements that reflect our plans, estimates and beliefs. Such statements involve risks and uncertainties. Our actual results may differ materially from those contemplated by these forward-looking statements as a result of various factors, including those set forth under the headings “Risk Factors” and “Cautionary Statement Regarding Forward-Looking Statements”. This discussion should be read in conjunction with our unaudited consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and notes thereto included in the 2023 Form 10-K. In this discussion, we use certain non-GAAP financial measures. Explanations of these non-GAAP financial measures and reconciliations to the most directly comparable GAAP financial measures are included in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Investors should not consider non-GAAP financial measures in isolation or as substitutes for financial information presented in compliance with GAAP.
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
Contract Backlog
At March 31, 2024, our contract backlog was $1.8 billion. Contract backlog is a financial measure that reflects the dollar value of work that the Company expects to perform in the future. We include a construction project in our contract backlog at the time it is awarded and to the extent we believe funding is probable. Our backlog consists of uncompleted work on contracts in progress and contracts for which we have executed a contract but have not commenced the work. For uncompleted work on contracts in progress, we include (i) executed change orders, (ii) pending change orders for which we expect to receive confirmation in the ordinary course of business and (iii) claims that we have made against our customers for which we have determined we have a legal basis under existing contractual arrangements and as to which we consider collection to be probable. Backlog of uncompleted work on contracts under which work was either in progress or had not yet begun was $1.4 billion at March 31, 2024. Our contract backlog also includes low bid/no contract projects, which consist of (i) public bid projects for which we were the low bidder and no contract has been executed and (ii) private work projects for which we have been notified that we are the low bidder or have been given a notice to proceed, but no contract has been executed. Low bid/no contract backlog was $0.4 billion at March 31, 2024.
Recent Developments
Business Acquisition
During the three months ended March 31, 2024, we completed the acquisition of Littlefield Construction Company, a soil base, surface treatment and sitework company headquartered in Waycross, Georgia. As a result of this acquisition, we expanded our service offerings in southern and central Georgia. For further discussion regarding this transaction, see Note 4 - Business Acquisitions to the unaudited consolidated financial statements included elsewhere in this report.

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
The following table presents a reconciliation of net income (loss), the most directly comparable measure calculated in accordance with GAAP, to Adjusted EBITDA and the calculation of Adjusted EBITDA Margin for the periods presented (unaudited, in thousands, except percentages):

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2024	2023 (1)	2024	2023 (1)
Net income (loss)	$(1,124)	$(5,481)	$8,719	$(3,589)
Interest expense, net	4,568	4,802	8,314	8,762
Provision for income taxes	(321)	(1,474)	2,797	(964)
Depreciation, depletion, accretion and amortization	22,840	19,858	43,961	38,233
Share-based compensation expense	3,553	2,692	6,599	5,172
Adjusted EBITDA	$29,516	$20,397	$70,390	$47,614
Revenues	$371,427	$324,850	$767,932	$666,629
Adjusted EBITDA Margin	7.9%	6.3%	9.2%	7.1%
(1)The Company has historically included within the definition of Adjusted EBITDA an adjustment for management fees and expenses related to the Company’s management services agreement with an affiliate of SunTx Capital Partners, a member of the Company’s control group. Effective October 1, 2023, the term of the management services agreement was extended to October 1, 2028. As a result of the term extension, the Company no longer views the management fees and expenses paid under the management services agreement as a non-recurring expense. Accordingly, periods commencing subsequent to September 30, 2023 do not include an adjustment for management fees and expenses, and the Company has recast comparative Adjusted EBITDA and Adjusted EBITDA Margin for the three and six months ended March 31, 2023 to conform to the current definition.

Results of Operations
Three Months Ended March 31, 2024 Compared to Three Months Ended March 31, 2023
The following table sets forth selected financial data for the three months ended March 31, 2024 and 2023 (unaudited, in thousands, except percentages):

					Change From the Three Months Ended
	For the Three Months Ended March 31,				March 31, 2023
					to the Three Months Ended
	2024		2023		March 31, 2024
	Dollars	% of Revenues	Dollars	% of Revenues	$ Change	% Change
Revenues	$371,427	100.0%	$324,850	100.0%	$46,577	14.3%
Cost of revenues	332,626	89.6%	298,570	91.9%	34,056	11.4%
Gross profit	38,801	10.4%	26,280	8.1%	12,521	47.6%
General and administrative expenses	(36,752)	(9.9)%	(31,989)	(9.9)%	(4,763)	14.9%
Gain on sale of property, plant and equipment	1,031	0.3%	3,158	1.0%	(2,127)	(67.4)%
Operating income (loss)	3,080	0.8%	(2,551)	(0.8)%	5,631	(220.7)%
Interest expense, net	(4,568)	(1.2)%	(4,802)	(1.5)%	234	(4.9)%
Other income	43	—%	398	0.1%	(355)	(89.2)%
Loss before provision for income taxes	(1,445)	(0.4)%	(6,955)	(2.2)%	5,510	(79.2)%
Provision for income taxes	(321)	(0.1)%	(1,474)	(0.5)%	1,153	(78.2)%
Net loss	$(1,124)	(0.3)%	$(5,481)	(1.7)%	$4,357	(79.5)%
Adjusted EBITDA	$29,516	7.9%	$20,397	6.3%	$9,119	44.7%

Revenues. Revenues for the three months ended March 31, 2024 increased $46.5 million, or 14.3%, to $371.4 million from $324.9 million for the three months ended March 31, 2023. The increase included $25.1 million of revenues attributable to acquisitions completed during or subsequent to the three months ended March 31, 2023 and an increase of approximately $21.4 million of revenues in our existing markets from contract work and sales of HMA and aggregates to third parties. The 6.6% increase in revenue in our existing markets was due to strong demand in both public and private work.
Gross Profit. Gross profit for the three months ended March 31, 2024 increased $12.5 million, or 47.6%, to $38.8 million from $26.3 million for the three months ended March 31, 2023. The increase in gross profit was primarily the result of a 14.3% increase in revenues for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 and a higher gross profit margin. The higher gross profit margin was due to efficient utilization of our plants and equipment fleet and completion of new backlog with more favorable margins.
General and Administrative Expenses. General and administrative expenses for the three months ended March 31, 2024 increased $4.8 million, or 14.9%, to $36.8 million from $32.0 million for the three months ended March 31, 2023. The increase was the result of (i) a $0.9 million increase in share-based compensation expense, (ii) a $2.1 million increase attributable to general and administrative expenses associated with the operations of businesses acquired subsequent to March 31, 2023, (iii) a $0.6 million increase in management personnel payroll and benefits, and (iv) a $1.2 million increase in other general and administrative expenses.
Gain on Sale of Property, Plant and Equipment. Gain on sale of property, plant and equipment for the three months ended March 31, 2024 decreased $2.1 million, or 67.4%, to $1.0 million from $3.2 million for the three months ended March 31, 2023. The decrease was attributable to lower disposals of equipment and components during the quarter.
Interest Expense, Net. Interest expense, net for the three months ended March 31, 2024 decreased $0.2 million, or 4.9%, to $4.6 million compared to $4.8 million for the three months ended March 31, 2023. The decrease in interest expense, net was primarily due to an increase in interest income from an overnight sweep program established in fiscal year 2024. This increase in interest income was primarily offset by an increase in interest expense due to an increase in the average principal debt balance outstanding during the three months ended March 31, 2024 compared to the corresponding period in 2023.

Provision for Income Taxes. Our effective tax rate increased to 22.2% for the three months ended March 31, 2024, from 21.1% for the three months ended March 31, 2023. Our higher effective tax rate during the three months ended March 31, 2024 was due to differences in state tax rates at our operating subsidiaries.

Net Loss. Net loss decreased $4.4 million to a net loss of $1.1 million for the three months ended March 31, 2024, compared to net loss of $5.5 million for the three months ended March 31, 2023. The decrease in net loss was primarily a result of higher gross profit, partially offset by an increase in general and administrative expenses and decreased gains on sale of property, plant and equipment, all as described above.

Adjusted EBITDA and Adjusted EBITDA Margin. Adjusted EBITDA and Adjusted EBITDA Margin were $29.5 million and 7.9%, respectively, for the three months ended March 31, 2024, compared to $20.4 million and 6.3%, respectively, for the three months ended March 31, 2023. The increase in Adjusted EBITDA and Adjusted EBITDA Margin resulted from an increase in gross profit, partially offset by higher general and administrative expenses and decreased gains on sale of property, plant and equipment, all as described above. See the description of Adjusted EBITDA and Adjusted EBITDA Margin, as well as a reconciliation of Adjusted EBITDA to net income, under the heading “How We Assess Performance of Our Business”.
Six Months Ended March 31, 2024 Compared to Six Months Ended March 31, 2023
The following table sets forth selected financial data for the six months ended March 31, 2024 and 2023 (unaudited, in thousands, except percentages):

					Change From the Six Months Ended
	For the Six Months Ended March 31,				March 31, 2023
					to the Six Months Ended
	2024		2023		March 31, 2024
	Dollars	% of Revenues	Dollars	% of Revenues	$ Change	% Change
Revenues	$767,932	100.0%	$666,629	100.0%	$101,303	15.2%
Cost of revenues	677,251	88.2%	609,853	91.5%	67,398	11.1%
Gross profit	90,681	11.8%	56,776	8.5%	33,905	59.7%
General and administrative expenses	(72,733)	(9.5)%	(61,714)	(9.2)%	(11,019)	17.9%
Gain on sale of property, plant and equipment	1,867	0.2%	3,326	0.5%	(1,459)	(43.9)%
Gain on facility exchange	—	—%	5,389	0.8%	(5,389)	(100.0)%
Operating income	19,815	2.6%	3,777	0.6%	16,038	424.6%
Interest expense, net	(8,314)	(1.1)%	(8,762)	(1.3)%	448	(5.1)%
Other income	15	—%	432	—%	(417)	(96.5)%
Income (loss) before provision for income taxes	11,516	1.5%	(4,553)	(0.7)%	16,069	(352.9)%
Provision for income taxes	2,797	0.4%	(964)	(0.1)%	3,761	(390.1)%
Net income (loss)	$8,719	1.1%	$(3,589)	(0.6)%	$12,308	(342.9)%
Adjusted EBITDA	$70,390	9.2%	$47,614	7.1%	$22,776	47.8%

Revenues. Revenues for the six months ended March 31, 2024 increased $101.3 million, or 15.2%, to $767.9 million from $666.6 million for the six months ended March 31, 2023. The increase included $54.7 million of revenues attributable to acquisitions completed subsequent to March 31, 2023 and $46.5 million of revenues in our existing markets from contract work and sales of HMA and aggregates to third parties. The 7.0% increase in revenues in our existing markets compared to the prior year period was due to strong demand in both public and private work.
Gross Profit. Gross profit for the six months ended March 31, 2024 increased $33.9 million, or 59.7%, to $90.7 million from $56.8 million for the six months ended March 31, 2023. The increase in gross profit was primarily the result of a 15.2% increase in revenues for the six months ended March 31, 2024 compared to the six months ended March 31, 2023 and a higher gross profit margin. The higher gross profit margin was due to efficient utilization of our plants and equipment fleet and completion of new backlog with more favorable margins.

General and Administrative Expenses. General and administrative expenses for the six months ended March 31, 2024 increased $11.0 million, or 17.9%, to $72.7 million from $61.7 million for the six months ended March 31, 2023. The increase was primarily the result of (i) a $1.4 million increase in share-based compensation expense, (ii) a $3.7 million increase attributable to general and administrative expenses associated with the operations of businesses acquired subsequent to March 31, 2023, (iii) a $3.3 million increase in management personnel payroll and benefits, and (iv) a $2.6 million increase in other general and administrative expenses.
Gain on Sale of Property, Plant and Equipment. Gain on sale of property, plant and equipment for the six months ended March 31, 2024 decreased $1.5 million, or 43.9%, to $1.9 million from $3.3 million for the six months ended March 31, 2023. The decrease was attributable to lower disposals of equipment and components during the period.
Gain on Facility Exchange. There was no gain on facility exchange for the six months ended March 31, 2024 compared to $5.4 million for the six months ended March 31, 2023. The gain was the result of the disposition of a quarry located near Goldston, North Carolina. In connection with this transaction, the Company acquired three HMA manufacturing plants and certain related assets located in the Nashville, Tennessee metro area.
Interest Expense, Net. Interest expense, net for the six months ended March 31, 2024 decreased $0.5 million, or 5.1%, to $8.3 million compared to $8.8 million for the six months ended March 31, 2023. The decrease in interest expense, net was primarily due to an increase in interest income from an overnight sweep program established in fiscal year 2024. This increase in interest income was primarily offset by an increase in interest expense due to an increase in the average principal debt balance outstanding during the six months ended March 31, 2024 compared to the corresponding period in 2023.
Provision for Income Taxes. Our effective tax rate increased to 24.3% for the six months ended March 31, 2024, from 21.1% for the six months ended March 31, 2023. Our lower effective tax rate during the six months ended March 31, 2023 was due to differences in state tax rates at our operating subsidiaries.

Net Income (Loss). Net income increased $12.3 million to net income of $8.7 million for the six months ended March 31, 2024, compared to a net loss of $3.6 million for the six months ended March 31, 2023. The increase in net income was primarily a result of higher gross profit, partially offset by an increase in general and administrative expenses and decreased gains on the facility exchange and sale of property, plant and equipment, all as described above.
Adjusted EBITDA and Adjusted EBITDA Margin. Adjusted EBITDA and Adjusted EBITDA Margin were $70.4 million and 9.2%, respectively, for the six months ended March 31, 2024, compared to $47.6 million and 7.1%, respectively, for the six months ended March 31, 2023. The increase in Adjusted EBITDA and Adjusted EBITDA Margin resulted from an increase in gross profit, partially offset by higher general and administrative expenses and decreased gains on the facility exchange and sale of property, plant and equipment, all as described above. See the description of Adjusted EBITDA and Adjusted EBITDA Margin, as well as a reconciliation of Adjusted EBITDA to net income, under the heading “How We Assess Performance of Our Business”.
Liquidity and Capital Resources
Cash Flows Analysis
The following table sets forth our cash flows for the periods indicated (unaudited, in thousands):

	For the Six Months Ended March 31,
	2024	2023
Net cash provided by operating activities, net of acquisitions	$78,550	$45,696
Net cash used in investing activities	(138,358)	(97,235)
Net cash provided by financing activities	61,164	46,611
Net change in cash and cash equivalents	$1,356	$(4,928)

Operating Activities
During the six months ended March 31, 2024, cash provided by operating activities, net of acquisitions, was $78.6 million, primarily as a result of:
•net income of $8.7 million, including $44.0 million of depreciation, depletion, accretion and amortization, $6.2 million of share-based compensation expense and $1.9 million of gain on sale of property, plant and equipment;
•a decrease in contracts receivable including retainage, net of $43.4 million due to normal fluctuations resulting from the timing of processing transactions in our accounts receivable cycle;

•an increase in inventories of $16.0 million due to increased inventories from acquisitions, growth in existing markets, higher inventory costs and normal fluctuations in our inventory cycle;

•a decrease in accounts payable and accrued expenses and other current liabilities of $24.5 million due to the timing of processing transactions in our accounts payable cycle; and

•a net increase in the difference between costs and estimated earnings in excess of billings on uncompleted contracts and billings in excess of costs and estimated earnings on uncompleted contracts of $14.6 million due to the timing of performing and closing projects.

During the six months ended March 31, 2023, cash provided by operating activities, net of acquisitions, was $45.7 million, primarily as a result of:
•net loss of $3.6 million, including $38.2 million of depreciation, depletion, accretion and amortization, unrealized losses on derivative instruments of $2.3 million, gain on sale of facility exchange of $5.4 million and share-based compensation expense of $5.2 million;
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

Investing Activities
During the six months ended March 31, 2024, cash used in investing activities was $138.4 million, of which $87.9 million related to acquisitions completed in the period, $55.5 million was invested in property, plant and equipment and $1.9 million was invested in restricted investments by the Captive, partially offset by $5.0 million of proceeds from the sale of property, plant and equipment and $1.9 million of proceeds from the sale of restricted investments.
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
Financing Activities
During the six months ended March 31, 2024, cash provided by financing activities was $61.2 million. We received $90.0 million of proceeds from our Revolving Credit Facility, which were primarily used for acquisitions completed in the period. This cash flow was partially offset by $27.5 million of principal payments on long-term debt and purchase of treasury stock of $1.3 million.
During the six months ended March 31, 2023, cash provided by financing activities was $46.6 million. We received $38.0 million of proceeds from our Revolving Credit Facility and $15.0 million from our Term Loan, which were primarily used for acquisitions completed in the period. This cash flow was partially offset by $6.3 million of principal payments on long-term debt and purchase of treasury stock of $0.1 million.

Credit Agreement
We and each of our subsidiaries are parties to the Credit Agreement, which provides for the Term Loan and the Revolving Credit Facility. At March 31, 2024 and September 30, 2023, there was $276.3 million and $283.8 million, respectively, of principal outstanding under the Term Loan, $163.1 million and $93.1 million, respectively, of principal outstanding under the Revolving Credit Facility, and availability of $153.7 million and $222.1 million, respectively, under the Revolving Credit Facility, including a reduction for outstanding letters of credit.
The Credit Agreement requires the Company to satisfy certain financial covenants, including a minimum fixed charge coverage ratio of 1.20-to-1.00 and a maximum consolidated leverage ratio of 3.50-to-1.00, subject to certain adjustments. At March 31, 2024 and September 30, 2023, our fixed charge coverage ratio was 3.39-to-1.00 and 2.56-to-1.00, respectively, and our consolidated leverage ratio was 1.81-to-1.00 and 1.72-to-1.00, respectively.

The Company has entered into an interest rate swap agreement to hedge against the risk of changes in interest rates. At March 31, 2024 and September 30, 2023, the notional value of the interest rate swap agreement was $300.0 million, and the fair value was $21.0 million and $26.9 million, respectively, which amounts are included within other assets on the Company’s Consolidated Balance Sheets.
For more information about the Credit Agreement, see Note 8 - Debt to the unaudited consolidated financial statements included elsewhere in this report.
Capital Requirements and Sources of Liquidity

During the six months ended March 31, 2024 and 2023, our capital expenditures were approximately $55.5 million and $60.4 million, respectively. Our capital expenditures are typically made during the fiscal year in which they are approved. At March 31, 2024, our commitments for capital expenditures were not material to our financial condition or results of operations on a consolidated basis. For fiscal year 2024, we expect total capital expenditures to be $90.0 million to $95.0 million. Our capital expenditure budget is an estimate and is subject to change.
Historically, we have required significant amounts of cash in order to make capital expenditures, purchase materials, execute our growth strategy through acquisitions and fund our organic expansion into new markets. Our working capital needs are driven by the seasonality and growth of our business, with our cash requirements increasing in periods of growth. Additional cash requirements resulting from our growth include the costs of additional personnel, production and distribution facilities, enhancements to our information systems, integration costs related to any acquisitions and our compliance with laws and rules applicable to public companies. Furthermore, on April 12, 2024, we announced that our Board of Directors authorized a stock repurchase program under which up to $40 million is available to purchase shares of our outstanding Class A common stock through September 30, 2025. We intend to utilize the stock repurchase program to minimize the dilutive impact of awards granted under our equity incentive plans and to repurchase shares opportunistically. Shares of Class A common stock may be repurchased from time to time in open market transactions at prevailing market prices, in privately negotiated transactions or by other means in accordance with federal securities laws, including Rule 10b5-1 plans. The stock repurchase program does not obligate the Company to repurchase any shares of Class A common stock, and the stock repurchase program may be modified, suspended, extended or terminated at any time by the Board of Directors. The actual timing, number and value of shares of Class A common stock repurchased will be determined by a committee of the Board of Directors at its discretion and will depend on a number of factors, including the market price of the Class A common stock, capital allocation alternatives, general market and economic conditions and other corporate considerations.
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
We believe that our operating cash flow and available borrowings under the Credit Agreement will be sufficient to fund our operations, make planned capital expenditures and opportunistically repurchase shares of Class A common stock for at least the next 12 months. However, future cash flows are subject to a number of variables, including the potential impacts of inflation and supply chain constraints, and significant additional capital expenditures will be required to conduct our operations. There can be no assurance that operations and other capital resources will provide sufficient cash to maintain planned or future levels of capital expenditures. In the event that we make one or more acquisitions and the amount of capital required is greater than the amount of cash on hand we have available for acquisitions at that time, we could be required to reduce the expected level of capital expenditures and/or seek additional capital. If we seek additional capital, we may do so through borrowings under the Credit Agreement, joint ventures, asset sales, offerings of debt or equity securities or other means. However, our ability to engage in any such transactions may be constrained by economic conditions and other factors outside of our control. We cannot guarantee that additional capital will be available on acceptable terms or at all. If we are unable to obtain the funds we need, we may not be able to complete acquisitions that may be favorable to us or finance the capital expenditures necessary to conduct our operations.

Contractual Obligations

The following table summarizes our significant obligations outstanding as of March 31, 2024 (unaudited, in thousands):

		Payments Due by Fiscal Year
	Total	2024	2025	2026	2027	2028	2029 and Thereafter
Debt obligations	$439,350	$7,500	$18,750	$22,500	$390,600	$—	$—
Lease obligations	31,128	3,450	6,530	6,234	5,486	3,150	6,277
Purchase commitments	2,430	1,734	696	—	—	—	—
Royalty payments	2,481	238	256	192	180	145	1,470
Asset retirement obligations	2,447	—	—	—	—	—	2,447
Total	$477,836	$12,922	$26,232	$28,926	$396,266	$3,295	$10,194

Off-Balance Sheet Arrangements
As of March 31, 2024, we had aggregate letters of credit outstanding in the amount of $8.2 million, future purchase commitments of diesel fuel and natural gas of $2.3 million and $0.1 million, respectively, and $2.5 million of minimum royalty payments related to aggregates facilities. Other than the letters of credit, future purchase commitments and minimum royalty payments, we do not currently have any off-balance sheet arrangements that have, or are reasonably likely to have, a material current or future effect on our financial condition, changes in our financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources. See Note 17 - Commitments to our unaudited consolidated financial statements included elsewhere in this report for additional information.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Risk
We are exposed to interest rate risk on certain of our short and long-term debt obligations used to finance our operations and acquisitions. We have SOFR-based floating rate borrowings under the Credit Agreement, which expose us to variability in interest payments due to changes in the reference interest rates. From time to time, we use derivative instruments as hedges against the impact of interest rate changes on future earnings and cash flows. We do not enter into such derivative instruments for speculative or trading purposes. At March 31, 2024, we had a total of $439.4 million of variable rate debt outstanding. Holding other factors constant and absent the interest rate swap agreements described above, a hypothetical 1% change in our borrowing rates would result in a $4.4 million change in our annual interest expense based on our variable rate debt outstanding at March 31, 2024.
The following table presents the future principal payment obligations, interest payments, and fair values associated with the Company’s debt instruments assuming the Company’s actual level of variable rate debt as of March 31, 2024 (unaudited, in thousands):

	For the Fiscal Year Ending September 30,						Fair
	2024	2025	2026	2027	Thereafter	Total	Value
Debt obligations
Term Loan principal payments	$7,500	$18,750	$22,500	$227,500	$—	$276,250	$276,250
Revolving Credit Facility principal payments	—	—	—	163,100	—	163,100	163,100
Interest payments (1)	14,603	28,423	27,015	19,276	—

(1) Represents projected interest payments using the Company’s March 2024 SOFR-based floating rate of 6.68% per annum.
The notional amount of the Company’s outstanding interest rate swap contract at March 31, 2024 was $300.0 million. The maturity date of this swap is June 30, 2027, and the fair value of the outstanding swap contract was $21.0 million as of March 31, 2024. See also Note 15 - Investment in Derivative Instruments and Note 16 - Fair Value Measurements to the unaudited consolidated financial statements included elsewhere in this report.

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

Item 4. Controls and Procedures.
Evaluation of Disclosure Control and Procedures
Our management carried out, as of March 31, 2024, with the participation of our Chief Executive Officer and our Chief Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2024, our disclosure controls and procedures were effective to provide reasonable assurance that material information required to be disclosed by us in reports we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 5. Other Information.
During the quarter ended March 31, 2024, no director or officer (as defined in Rule 16a-1(f) of the Exchange Act) of the Company adopted, modified, or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (in each case, as defined in Item 408(a) of Regulation S-K).

Item 6. Exhibits.

Exhibit Number	Description
3.1
Amended and Restated Certificate of Incorporation of Construction Partners, Inc., as amended through February 23, 2023 (incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q (File No. 001-38479) filed on August 8, 2023)

3.2	Amended and Restated By-Laws of Construction Partners, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 001-38479) filed on November 9, 2022)
4.1	Form of Class A Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-224174) filed on April 23, 2018)
10.1	Construction Partners, Inc. 2024 Restricted Stock Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-38479) filed on March 22, 2024)
10.2
Second Amendment to the Construction Partners, Inc. 2018 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No. 001-38479) filed on March 22, 2024)

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 10th day of May, 2024.

CONSTRUCTION PARTNERS, INC.

By:	/s/ Fred J. Smith, III
Fred J. Smith, III
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name and Signature	Title	Date

/s/ Fred J. Smith, III	President and Chief Executive Officer	May 10, 2024
Fred J. Smith, III	(Principal Executive Officer and duly authorized officer)

/s/ Gregory A. Hoffman	Senior Vice President and Chief Financial Officer	May 10, 2024
Gregory A. Hoffman	(Principal Financial Officer and duly authorized officer)