Form 10-Q
period 2024-06-30
Construction Partners, Inc.
filed 2024-08-09
CIK 1718227

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒
As of August 7, 2024, the registrant had 43,772,026 shares of Class A common stock, $0.001 par value, and 8,989,698 shares of Class B common stock, $0.001 par value, outstanding.

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
These factors are not necessarily all of the important factors that could cause actual results or events to differ materially from those expressed in the forward-looking statements. Other unknown or unpredictable factors could also cause actual results or events to differ materially from those expressed in the forward-looking statements. Our future results will depend upon various other risks and uncertainties, including those described in the 2023 Form 10-K. All forward-looking statements attributable to us are qualified in their entirety by this cautionary statement. Forward-looking statements speak only as of the date hereof. We undertake no obligation to update or revise any forward-looking statements after the date on which any such statement is made, whether as a result of new information, future events or otherwise, except as required by law.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CONSTRUCTION PARTNERS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	June 30,	September 30,
	2024	2023
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$56,327	$48,243
Restricted cash	2,116	837
Contracts receivable including retainage, net	340,684	303,704
Costs and estimated earnings in excess of billings on uncompleted contracts	32,550	27,296
Inventories	104,554	84,038
Prepaid expenses and other current assets	17,955	9,306
Total current assets	554,186	473,424
Property, plant and equipment, net	579,106	505,095
Operating lease right-of-use assets	33,329	14,485
Goodwill	200,333	159,270
Intangible assets, net	20,879	19,520
Investment in joint venture	84	87
Restricted investments	17,016	15,079
Other assets	27,163	32,705
Total assets	$1,432,096	$1,219,665
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$158,617	$151,406
Billings in excess of costs and estimated earnings on uncompleted contracts	113,195	78,905
Current portion of operating lease liabilities	7,324	2,338
Current maturities of long-term debt	23,906	15,000
Accrued expenses and other current liabilities	42,975	31,534
Total current liabilities	346,017	279,183
Long-term liabilities:
Long-term debt, net of current maturities and deferred debt issuance costs	453,942	360,740
Operating lease liabilities, net of current portion	26,762	12,649
Deferred income taxes, net	34,895	37,121
Other long-term liabilities	17,539	13,398
Total long-term liabilities	533,138	423,908
Total liabilities	879,155	703,091
Stockholders’ equity:
Preferred stock, par value $0.001; 10,000,000 shares authorized and no shares issued and outstanding at June 30, 2024 and September 30, 2023	—	—
Class A common stock, par value $0.001; 400,000,000 shares authorized, 43,926,017 shares issued and 43,763,213 shares outstanding at June 30, 2024 and 43,760,546 shares issued and 43,727,680 shares outstanding at September 30, 2023	44	44
Class B common stock, par value $0.001; 100,000,000 shares authorized, 11,921,463 shares issued and 8,998,511 shares outstanding at June 30, 2024 and September 30, 2023	12	12
Additional paid-in capital	275,562	267,330
Treasury stock, Class A common stock, par value $0.001, at cost, 162,804 shares at June 30, 2024 and 32,866 shares at September 30, 2023	(6,783)	(178)
Treasury stock, Class B common stock, par value $0.001, at cost, 2,922,952 shares at June 30, 2024 and September 30, 2023	(15,603)	(15,603)
Accumulated other comprehensive income, net	13,807	18,694
Retained earnings	285,902	246,275
Total stockholders’ equity	552,941	516,574
Total liabilities and stockholders’ equity	$1,432,096	$1,219,665

See notes to consolidated financial statements (unaudited).

CONSTRUCTION PARTNERS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited in thousands, except share and per share data)

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2024	2023	2024	2023
Revenues	$517,794	$421,893	$1,285,726	$1,088,522
Cost of revenues	434,302	357,821	1,111,553	967,674
Gross profit	83,492	64,072	174,173	120,848
General and administrative expenses	(38,928)	(32,231)	(111,661)	(93,945)
Gain on sale of property, plant and equipment, net	1,093	1,499	2,960	4,825
Gain on facility exchange	—	—	—	5,389
Operating income	45,657	33,340	65,472	37,117
Interest expense, net	(4,673)	(5,039)	(12,987)	(13,801)
Other income	32	493	47	925
Income before provision for income taxes	41,016	28,794	52,532	24,241
Provision for income taxes	10,108	7,117	12,905	6,153
Net income	30,908	21,677	39,627	18,088
Other comprehensive income (loss), net of tax
Unrealized gain (loss) on interest rate swap contract, net	(540)	4,127	(5,167)	(625)
Unrealized gain (loss) on restricted investments, net	(34)	(129)	279	(12)
Other comprehensive income (loss)	(574)	3,998	(4,888)	(637)
Comprehensive income	$30,334	$25,675	$34,739	$17,451

Net income per share attributable to common stockholders:
Basic	$0.60	$0.42	$0.76	$0.35
Diluted	$0.59	$0.41	$0.75	$0.35

Weighted average number of common shares outstanding:
Basic	51,913,124	51,827,448	51,914,508	51,826,578
Diluted	52,654,882	52,293,846	52,572,429	52,114,438

See notes to consolidated financial statements (unaudited).

CONSTRUCTION PARTNERS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(unaudited in thousands, except share data)

	For the Nine Months Ended June 30, 2024
	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Treasury Stock Class A Common Stock	Treasury Stock Class B Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss), net	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
September 30, 2023	43,760,546	$44	11,921,463	$12	$267,330	$(178)	$(15,603)	$246,275	$18,694	$516,574
Net income	—	—	—	—	—	—	—	9,843	—	9,843
Share-based compensation expense	—	—	—	—	2,783	—	—	—	—	2,783
Issuance of stock grant awards	135,471	—	—	—	—	—	—	—	—	—
Purchase of treasury stock	—	—	—	—	—	(1,336)	—	—	—	(1,336)
Other comprehensive (loss)	—	—	—	—	—	—	—	—	(6,705)	(6,705)
December 31, 2023	43,896,017	$44	11,921,463	$12	$270,113	$(1,514)	$(15,603)	$256,118	$11,989	$521,159
Net loss	—	—	—	—	—	—	—	(1,124)	—	(1,124)
Share-based compensation expense	—	—	—	—	2,556	—	—	—	—	2,556
Other comprehensive income	—	—	—	—	—	—	—	—	2,392	2,392
March 31, 2024	43,896,017	$44	11,921,463	$12	$272,669	$(1,514)	$(15,603)	$254,994	$14,381	$524,983
Net income	—	—	—	—	—	—	—	30,908	—	30,908
Issuance of stock grant awards	30,000	—	—	—	—	—	—	—	—	—
Share-based compensation expense	—	—	—	—	2,893	—	—	—	—	2,893
Purchase of treasury stock	—	—	—	—	—	(5,269)	—	—	—	(5,269)
Other comprehensive (loss)	—	—	—	—	—	—	—	—	(574)	(574)
June 30, 2024	43,926,017	$44	11,921,463	$12	$275,562	$(6,783)	$(15,603)	$285,902	$13,807	$552,941

	For the Nine Months Ended June 30, 2023
	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Treasury Stock Class A Common Stock	Treasury Stock Class B Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss), net	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
September 30, 2022	41,195,730	$41	14,275,867	$15	$256,571	$(39)	$(15,603)	$197,274	$17,620	$455,879
Net income	—	—	—	—	—	—	—	1,892	—	1,892
Share-based compensation expense	—	—	—	—	2,480	—	—	—	—	2,480
Issuance of stock grant awards	180,798	—	—	—	—	—	—	—	—	—
Purchase of treasury stock	—	—	—	—	—	(139)	—	—	—	(139)
Other comprehensive (loss)	—	—	—	—	—	—	—	—	(1,256)	(1,256)
December 31, 2022	41,376,528	$41	14,275,867	$15	$259,051	$(178)	$(15,603)	$199,166	$16,364	$458,856
Net loss	—	—	—	—	—	—	—	(5,481)	—	(5,481)
Share-based compensation expense	—	—	—	—	2,692	—	—	—	—	2,692
Other comprehensive (loss)	—	—	—	—	—	—	—	—	(3,379)	(3,379)
March 31, 2023	41,376,528	$41	14,275,867	$15	$261,743	$(178)	$(15,603)	$193,685	$12,985	$452,688
Net income	—	—	—	—	—	—	—	21,677	—	21,677
Share-based compensation expense	—	—	—	—	2,737	—	—	—	—	2,737
Issuance of stock grant awards	29,614	—	—	—	—	—	—	—	—	—
Conversion of Class B common stock to Class A common stock	2,354,404	3	(2,354,404)	(3)	—	—	—	—	—	—
Other comprehensive income	—	—	—	—	—	—	—	—	3,998	3,998
June 30, 2023	43,760,546	$44	11,921,463	$12	$264,480	$(178)	$(15,603)	$215,362	$16,983	$481,100

See notes to consolidated financial statements (unaudited).

CONSTRUCTION PARTNERS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited in thousands)

	For the Nine Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net income	$39,627	$18,088
Adjustments to reconcile net income to net cash, cash equivalents and restricted cash provided by operating activities:
Depreciation, depletion, accretion and amortization	67,468	57,769
Amortization of deferred debt issuance costs	223	225
Unrealized loss on derivative instruments	184	1,408
Provision for bad debt	370	450
Gain on sale of property, plant and equipment	(2,960)	(4,825)
Gain on facility exchange	—	(5,389)
Realized loss on sales, calls and maturities of restricted investments	53	10
Share-based compensation expense	10,206	7,909
Loss from investment in joint venture	3	—
Deferred income tax benefit	(194)	(145)
Other non-cash adjustments	(179)	(117)
Changes in operating assets and liabilities, net of business acquisitions:
Contracts receivable including retainage	(11,310)	22,777
Costs and estimated earnings in excess of billings on uncompleted contracts	(4,273)	(3,580)
Inventories	(16,959)	(11,999)
Prepaid expenses and other current assets	(1,194)	3,214
Other assets	(915)	(283)
Accounts payable	635	(7,441)
Billings in excess of costs and estimated earnings on uncompleted contracts	27,042	14,159
Accrued expenses and other current liabilities	5,370	(1,741)
Other long-term liabilities	(16)	4,053
Net cash provided by operating activities, net of business acquisitions	113,181	94,542
Cash flows from investing activities:
Purchases of property, plant and equipment	(70,410)	(79,046)
Proceeds from sale of property, plant and equipment	8,047	12,640
Proceeds from facility exchange	—	36,987
Proceeds from sales, calls and maturities of restricted investments	2,860	1,403
Business acquisitions, net of cash acquired	(135,219)	(82,740)
Purchase of restricted investments	(4,376)	(7,882)
Net cash used in investing activities	(199,098)	(118,638)
Cash flows from financing activities:
Proceeds from issuance of long-term debt, net of debt issuance costs	149,385	53,000
Repayments of long-term debt	(47,500)	(9,375)
Purchase of treasury stock	(6,605)	(139)
Net cash provided by financing activities	95,280	43,486
Net change in cash, cash equivalents and restricted cash	9,363	19,390
Cash, cash equivalents and restricted cash:
Cash, cash equivalents and restricted cash, beginning of period	49,080	35,559
Cash, cash equivalents and restricted cash, end of period	$58,443	$54,949

Supplemental cash flow information:
Cash paid for interest	$15,201	$14,319
Cash paid for income taxes	$4,285	$1,021
Cash paid for operating lease liabilities	$4,306	$1,802
Non-cash items:
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$22,986	$5,417
Property, plant and equipment financed with accounts payable	$2,490	$2,078
See notes to consolidated financial statements (unaudited).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Note 1 - General
Business Description
Construction Partners, Inc. (the “Company”) is a civil infrastructure company that specializes in the construction and maintenance of roadways across Alabama, Florida, Georgia, North Carolina, South Carolina and Tennessee. The Company was formed in 2007 as a holding company to facilitate an acquisition growth strategy in the hot mix asphalt (“HMA”) paving and construction industry. Through its wholly-owned subsidiaries, the Company provides a variety of products and services to both public and private infrastructure projects, with an emphasis on highways, roads, bridges, airports and commercial and residential developments. The Company’s primary operations consist of (i) manufacturing and distributing HMA for both internal use and sales to third parties in connection with construction projects, (ii) paving activities, including the construction of roadway base layers and application of asphalt pavement, (iii) site development, including the installation of utility and drainage systems, (iv) mining aggregates, such as sand, gravel and construction stone, that are used as raw materials in the production of HMA and for sales to third parties, and (v) distributing liquid asphalt cement for both internal use and sales to third parties in connection with HMA production.
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

Note 2 - Significant Accounting Policies
Basis of Presentation
These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation. These interim consolidated statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), which permit reduced disclosure for interim periods. The Company's Consolidated Balance Sheets as of September 30, 2023 were derived from the Company's audited financial statements for the fiscal year then ended, but do not include all necessary disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) with respect to annual financial statements. In the opinion of management, these unaudited consolidated financial statements include all recurring adjustments and normal accruals necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the dates and periods presented. These consolidated financial statements and accompanying notes should be read in conjunction with the Company’s audited annual consolidated financial statements and notes thereto included in the 2023 Form 10-K. Results for interim periods are not necessarily indicative of the results to be expected for a full fiscal year or for any future period.
Management’s Estimates
The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the recorded amounts of assets, liabilities, stockholders’ equity, revenues and expenses during the reporting period, and the disclosure of contingent liabilities at the date of the consolidated financial statements. Estimates are used in accounting for items such as recognition of revenues and cost of revenues, investments, mineral reserves, goodwill and other intangible assets, business acquisitions, valuation of operating lease right-of-use assets, allowance for credit losses, valuation allowances related to income taxes, accruals for potential liabilities related to lawsuits or insurance claims, asset retirement obligations, valuation of derivative instruments and valuation of share-based compensation awards. Estimates are continually evaluated based on historical information and actual experience; however, actual results could differ from these estimates.
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
Restricted Cash
Construction Partners Risk Management, Inc. (the “Captive”), a captive insurance company and wholly-owned subsidiary of the Company, provides general liability, automobile liability and workers’ compensation insurance coverage to the Company and its subsidiaries. Restricted cash represents cash held in a fiduciary capacity by the Captive for the payment of casualty insurance claims. The Company had restricted cash of $2.1 million and $0.8 million at June 30, 2024 and September 30, 2023, respectively.
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Consolidated Balance Sheets that sum to the total of the same such amounts shown in the Consolidated Statements of Cash Flows (unaudited, in thousands):

	June 30, 2024	June 30, 2023
Cash and cash equivalents	$56,327	$54,878
Restricted cash	2,116	71
Total cash, cash equivalents, and restricted cash	$58,443	$54,949

Restricted Investments
The Company’s restricted investments consist of debt securities held in a fiduciary capacity by the Captive for the payment of casualty insurance claims. The Company determines the classification of its securities at the time of purchase and re-evaluates the determination at each balance sheet date. The Company has classified securities held by the Captive as available-for-sale. As a result, these securities are carried at their fair value. Purchases and sales of debt securities are recorded on the trade date. Interest income on debt securities is recorded when earned using an effective yield method. Unrealized gains and losses are reported as components of “Accumulated other comprehensive income (loss), net” on the Consolidated Balance Sheets. These securities have been classified as non-current assets based on their respective maturity dates and the Company’s intent to reinvest sales proceeds into new restricted investments. The Company had restricted investments of $17.0 million and $15.1 million at June 30, 2024 and September 30, 2023, respectively.
The Company evaluates its available-for-sale debt securities quarterly to determine whether there has been a decline in the fair value below the amortized cost due to credit losses or other factors. This evaluation process entails judgement by the Company, and considers factors including the issuer’s financial condition and near-term prospects, future economic conditions, interest rate changes and changes in the rating of the security. When the Company has determined that it intends to sell, or that it is more likely than not that the Company will be required to sell a security before it recovers its amortized cost basis above fair value, the individual security is written down to fair value, with a corresponding charge to “Other income” within the Consolidated Statements of Comprehensive Income. For available-for-sale debt securities that do not meet the intent impairment criteria but for which the Company has determined that a credit loss exists, the present value of cash flows expected to be collected from the security is compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss allowance is recorded for the credit loss, limited by the amount by which the fair value is less than the amortized cost basis. For the nine months ended June 30, 2024 and 2023, the Company had no intent impairments or credit losses.
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
Contracts receivable including retainage, net is stated at the amount management expects to collect from outstanding balances. Management provides for uncollectible accounts through a charge to earnings and a credit to the allowance for credit losses based on its assessment of the current status of individual accounts, type of service performed, current economic conditions, historical losses and other information available to management. Balances that are still outstanding after management has used reasonable collection efforts are written off through a charge to the allowance for credit losses and an adjustment to the contract receivable.
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
The contract asset “Costs and estimated earnings in excess of billings on uncompleted contracts” arises when the Company recognizes revenues for services performed under its construction projects, but the Company is not yet entitled to bill the customer under the terms of the contract. Amounts billed to customers are excluded from this asset and reflected on the Consolidated Balance Sheets as “Contracts receivable including retainage, net”. Included in costs and estimated earnings on uncompleted contracts are amounts the Company seeks or will seek to collect from customers or others for (i) errors, (ii) changes in contract specifications or design, (iii) contract change orders in dispute, unapproved as to scope and price, or (iv) other customer-related causes of unanticipated additional contract costs (such as claims). Such amounts are recorded to the extent that the amount can be reasonably estimated and recovery is probable. Claims and unapproved change orders made by the Company may involve negotiation and, in rare cases, litigation. Unapproved change orders and claims also involve the use of estimates, and revenues associated with unapproved change orders and claims are included in the transaction price for which it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty is resolved. The Company did not recognize any material amounts associated with claims and unapproved change orders during the periods presented.
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
Concentration of Risks
Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of contracts receivable including retainage. In the normal course of business, the Company provides credit to its customers and does not generally require collateral. The Company monitors concentrations of credit risk associated with these receivables on an ongoing basis. The Company has not historically experienced significant credit losses, due primarily to management’s assessment of customers’ credit ratings. The Company principally deals with recurring customers, state and local governments and well-known local companies whose reputations are known to management. The Company performs credit checks for significant new customers and generally requires progress payments for significant projects. The Company generally has the ability to file liens against the property if payments are not made on a timely basis. No single customer accounted for more than 10% of the Company’s contracts receivable including retainage, net balance at June 30, 2024 or September 30, 2023.
Projects performed for various departments of transportation accounted for 42.3% and 38.6% of consolidated revenues for the three months ended June 30, 2024 and 2023, respectively, and for 39.7% and 32.0% of consolidated revenues for the nine months ended June 30, 2024 and 2023, respectively. Customers that accounted for more than 10% of consolidated revenues during the three and nine months ended June 30, 2024 and 2023 are presented below:

	% of Consolidated Revenues
	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2024	2023	2024	2023
North Carolina Department of Transportation	12.5%	11.2%	10.3%	*
Florida Department of Transportation	13.4%	11.2%	13.9%	10.2%
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

	% of Consolidated Revenues
	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2024	2023	2024	2023
Private	35.6%	36.8%	39.2%	39.0%
Public	64.4%	63.2%	60.8%	61.0%
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

Revenues derived from the sale of HMA, aggregates, ready-mix concrete, and liquid asphalt are recognized at a point in time, which is when control of the product is transferred to the customer. Generally, control of a product is deemed to be transferred to the customer when the customer accepts delivery at its facility or receives product in its own transport vehicles from one of the Company’s HMA plants or aggregates facilities. Upon purchase, the Company generally provides an invoice or similar document detailing the goods transferred to the customer. The Company generally offers payment terms customary in the industry, which typically require payment ranging from point-of-sale to 30 days following purchase.
Income Taxes
The provision for income taxes includes federal and state income taxes. Income taxes are accounted for under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial statement carrying values and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the fiscal years in which the temporary differences are expected to be reversed or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized as income in the period that includes the enactment date. Management evaluates the realization of deferred tax assets and establishes a valuation allowance when it is more likely than not that all or a portion of the deferred tax assets will not be realized. Deferred tax assets and deferred tax liabilities are presented on a net basis by taxing authority and classified as non-current on the Consolidated Balance Sheets.
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
The Company’s financial instruments include cash and cash equivalents, restricted cash, contracts receivable including retainage, accounts payable and accrued expenses reflected as current assets and current liabilities on its Consolidated Balance Sheets at June 30, 2024 and September 30, 2023. Due to the short-term nature of these instruments, management considers their carrying value to approximate their fair value.

The Company also has debt securities reflected as restricted investments on its Consolidated Balance Sheets at June 30, 2024 and September 30, 2023. These investments are adjusted to fair value at each balance sheet date and are considered Level 2 fair value measurements.
The Company also has Term Loans and a Revolving Credit Facility, each as defined and further described in Note 8 - Debt. The carrying value of amounts outstanding under these credit facilities is reflected as long-term debt, net of current maturities and deferred debt issuance cost and current maturities of long-term debt on the Company’s Consolidated Balance Sheets at June 30, 2024 and September 30, 2023. Due to the variable rate or short-term nature of these instruments, management considers their carrying value to approximate their fair value.
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
Note 3 - Accounting Standards
The Company did not adopt any new accounting standards or updates during the nine months ended June 30, 2024.

Note 4 - Business Acquisitions
Acquisitions - Provisional
On October 2, 2023, the Company acquired substantially all of the assets of Hubbard Paving & Grading, Inc., an asphalt and paving company headquartered in Walhalla, South Carolina, for $3.0 million. This transaction added an HMA plant and expanded the Company’s service market in the Upstate region of South Carolina.
On November 1, 2023, the Company acquired three HMA plants and certain related assets from Reeves Construction Company for $18.3 million. This transaction added three HMA plants in Concord, North Carolina and Rock Hill and McConnells, South Carolina.
On December 29, 2023, the Company acquired all issued and outstanding membership interests of SJ&L General Contractor, LLC, an asphalt and sitework company headquartered in Huntsville, Alabama, for $54.3 million. This transaction expanded the Company’s service capabilities in the Huntsville, Alabama metro area.
On January 2, 2024, the Company acquired substantially all of the assets of Littlefield Construction Company, a soil base, surface treatment and sitework company headquartered in Waycross, Georgia, for $6.5 million. This transaction expanded the Company’s service capabilities in the Waycross, Georgia area.
On May 1, 2024, the Company acquired certain assets of Sunbelt Asphalt Surfaces, Inc., an asphalt and paving company headquartered in Auburn, Georgia, for $28.7 million. This transaction added an HMA plant and a greenfield plant site in northeastern Georgia.
On June 3, 2024, the Company acquired substantially all of the assets of Hudson Paving, Inc., an asphalt and paving company company headquartered in Rockingham, North Carolina, for $18.7 million. This transaction added an HMA plant and related crews and equipment serving the Sandhills region of North Carolina.
The total amount of consideration for these transactions remains subject to post-closing adjustments with respect to inventory quantities, settlement of working capital and other matters.

Combined Acquisitions During the Nine Months Ended June 30, 2024
The foregoing acquisitions were accounted for as business combinations in accordance with Accounting Standards Codification (“ASC”) Topic 805, Business Combinations (“Topic 805”). As of June 30, 2024, the purchase price allocation had not yet been finalized due to the recent timing of these acquisitions, as certain information was pending on such date to finalize estimates of fair value of certain assets acquired and liabilities assumed. The Company consulted with independent third parties to assist in the valuation process. The Company expects to finalize the estimate of fair values as soon as practicable and no later than one year from their respective acquisition dates.
Identifiable assets acquired and liabilities assumed were recorded at their estimated fair values based on the methodology described under Fair Value Measurements in Note 2 - Significant Accounting Policies. The amount of the purchase price exceeding the net fair value of identifiable assets acquired and liabilities assumed was recorded as provisional goodwill in the amount of approximately
$39.6 million, which is deductible for income tax purposes. Goodwill primarily represents the assembled work force and synergies expected to result from the acquisitions. Upon finalizing the accounting for these transactions, management expects to ascribe value to other identifiable intangible assets, including customer relationships and customer backlog, which will reduce the provisional amount allocated to goodwill.

Total consideration transferred for these acquisitions was $129.5 million, which is composed of $135.3 million paid from available cash and draws from the Revolving Credit Facility (as defined in Note 8 - Debt) and $5.8 million due from sellers related to settlement of working capital provisions. The combined total consideration has been provisionally allocated as follows: $13.0 million of net working capital, $76.2 million of property, plant and equipment and $40.3 million of goodwill and intangibles.

The Consolidated Statements of Comprehensive Income include $38.5 million of revenue and $2.5 million of net income attributable to the operations of these acquisitions for the three months ended June 30, 2024 and $60.6 million of revenue and $1.3 million of net income attributable to the operations of these acquisitions for the nine months ended June 30, 2024. The Company recorded certain costs to effect the acquisitions as they were incurred, which are reflected in general and administrative expenses on the Company’s Consolidated Statements of Comprehensive Income in the amount of $0.7 million for the three months ended June 30, 2024 and $1.5 million for the nine months ended June 30, 2024.

The following tables present pro forma revenues and net income as though the acquisitions had occurred on October 1, 2022 (unaudited, in thousands):

	For the Three Months Ended June 30,
	2024	2023
Pro forma revenues	$526,414	$469,029
Pro forma net income	$32,698	$23,065

	For the Nine Months Ended June 30,
	2024	2023
Pro forma revenues	$1,341,442	$1,187,469
Pro forma net income	$41,096	$17,317
Pro forma financial information is presented as if the operations of the acquisitions had been included in the consolidated results of the Company since October 1, 2022, and gives effect to transactions that are directly attributable to the acquisitions, including adjustments to:
(a)include the pro forma results of operations of the acquisitions for the three and nine months ended June 30, 2024 and 2023;

(b)include additional depreciation and depletion expense related to the fair value of acquired property, plant and equipment and reserves at aggregates facilities, as applicable, as if such assets were acquired on October 1, 2022 and consistently applied to the Company’s depreciation and depletion methodologies;

(c)include interest expense under the Revolving Credit Facility as if the funds borrowed to finance the purchase prices were borrowed on October 1, 2022 (interest expense calculations further assume that no principal payments were made during the period from October 1, 2022 through June 30, 2024, and that the interest rate in effect on the date the Company made the acquisitions was in effect for the period from October 1, 2022 through June 30, 2024); and

(d)exclude $1.5 million of acquisition-related expenses from the nine months ended June 30, 2024, as though such expenses were incurred prior to the pro forma acquisition date of October 1, 2022.

Pro forma information is presented for informational purposes and may not be indicative of revenue or net income that would have been achieved if these acquisitions had occurred on October 1, 2022.
Provisional Accounting
In April 2023, the Company acquired an HMA paving company headquartered in Anderson, South Carolina. In May 2023, the Company acquired an excavation, grading and utility company headquartered in Huntsville, Alabama. As of June 30, 2024, there had been no material adjustments to the September 30, 2023 provisional accounting for either acquisition as reported in the 2023 Form 10-K.
Note 5 - Contracts Receivable Including Retainage, Net
Contracts receivable including retainage, net consisted of the following at June 30, 2024 and September 30, 2023 (in thousands):

	June 30, 2024	September 30, 2023
	(unaudited)
Contracts receivable	$291,726	$251,324
Retainage receivable	50,124	53,286
	341,850	304,610
Allowance for credit losses	(1,166)	(906)
Contracts receivable including retainage, net	$340,684	$303,704

Retainage receivable has been billed and the Company has an unconditional right to payment, but such payment is not due until satisfactory contract completion and acceptance by the customer.

Note 6 - Contract Assets and Liabilities
Costs and estimated earnings compared to billings on uncompleted contracts at June 30, 2024 and September 30, 2023 consisted of the following (in thousands):

	June 30, 2024	September 30, 2023
	(unaudited)
Costs on uncompleted contracts	$1,922,709	$1,831,106
Estimated earnings to date on uncompleted contracts	221,123	194,760
	2,143,832	2,025,866
Billings to date on uncompleted contracts	(2,224,477)	(2,077,475)
Net billings in excess of costs and estimated earnings on uncompleted contracts	$(80,645)	$(51,609)

Significant changes to balances of costs and estimated earnings in excess of billings (contract asset) and billings in excess of costs and estimated earnings (contract liability) on uncompleted contracts from September 30, 2022 to June 30, 2023 and September 30, 2023 to June 30, 2024 are presented below (in thousands):

	Costs and Estimated Earnings in Excess of Billings on Uncompleted Contracts	Billings in Excess of Costs and Estimated Earnings on Uncompleted Contracts	Net Billings in Excess of Costs and Estimated Earnings on Uncompleted Contracts
September 30, 2022	$29,271	$(52,477)	$(23,206)
Changes in revenue billed, contract price or cost estimates	4,178	(16,270)	(12,093)
June 30, 2023 (unaudited)	$33,449	$(68,748)	$(35,299)

September 30, 2023	$27,296	$(78,905)	$(51,609)
Changes in revenue billed, contract price or cost estimates	$5,254	$(34,290)	$(29,036)
June 30, 2024 (unaudited)	$32,550	$(113,195)	$(80,645)

At June 30, 2024, the Company had unsatisfied or partially unsatisfied performance obligations under construction project contracts representing approximately $1.45 billion in aggregate transaction price. The Company expects to earn revenue as it satisfies its performance obligations under such contracts in the amount of approximately $0.43 billion during the remainder of the fiscal year ending September 30, 2024 and $1.02 billion thereafter.

Note 7 - Property, Plant and Equipment
Property, plant and equipment at June 30, 2024 and September 30, 2023 consisted of the following (in thousands):

	June 30, 2024	September 30, 2023
	(unaudited)
Construction equipment	$525,969	$447,467
Plants	243,759	208,708
Land and improvements	85,402	76,396
Mineral reserves	69,405	69,405
Buildings	37,973	36,885
Furniture and fixtures	8,277	7,538
Leasehold improvements	1,326	1,268
Total property, plant and equipment, gross	972,111	847,667
Accumulated depreciation, depletion and amortization	(406,702)	(358,462)
Construction in progress	13,697	15,890
Total property, plant and equipment, net	$579,106	$505,095

Depreciation, depletion and amortization expense related to property, plant and equipment was $23.5 million and $20.2 million for the three months ended June 30, 2024 and 2023, respectively, and $67.6 million and $59.9 million for the nine months ended June 30, 2024 and 2023, respectively.

Note 8 - Debt
The Company maintains credit facilities to finance acquisitions, to fund the purchase of real estate, construction equipment, plants and other fixed assets, and for general working capital purposes. Debt at June 30, 2024 and September 30, 2023 consisted of the following (in thousands):

	June 30, 2024	September 30, 2023
	(unaudited)
Long-term debt:
Term Loans	$397,500	$283,750
Revolving Credit Facility	81,850	93,100
Total long-term debt	479,350	376,850
Deferred debt issuance costs	(1,502)	(1,110)
Current maturities of long-term debt	(23,906)	(15,000)
Long-term debt, net of current maturities and deferred debt issuance costs	$453,942	$360,740

The Company and each of its subsidiaries are parties to a Third Amended and Restated Credit Agreement, dated June 30, 2022, with PNC Bank, National Association, as administrative agent and lender, PNC Capital Markets LLC, as joint lead arranger and sole bookrunner, Regions Bank and BofA Securities, Inc., each as a joint arranger, and certain other lenders (as amended, restated, supplemented or otherwise modified, the “Credit Agreement”). The Credit Agreement provides for (i) term loans in the aggregate principal amount of $375.0 million (consisting of an initial aggregate principal amount of $250.0 million (the “Initial Term Loan”) and a subsequent term loan in the principal amount of $125.0 million (the “Incremental Term Loan,” and collectively, the “Term Loans”)), (ii) a revolving credit facility in an aggregate principal amount of up to $400.0 million (the “Revolving Credit Facility”) and (iii) a delayed draw term loan facility, the availability under which facility terminated as of December 31, 2023, in the aggregate principal amount of up to $50.0 million (the “Delayed Draw Term Loan”).
The Company incurred debt issuance costs of $0.6 million related to an amendment to the Credit Agreement entered into on May 29, 2024, which are included as part of “Long-term debt, net of current maturities and deferred issuance costs” on the June 30, 2024 Consolidated Balance Sheet.

All outstanding advances under the Term Loans and Revolving Credit Facility are due and payable in full on June 30, 2027 (the “Maturity Date”). The Initial Term Loan (commencing on September 30, 2022) and the Incremental Term Loan (commencing on May 29, 2024) amortize in quarterly installments in an amount (subject, in each case, to adjustments for prior mandatory and voluntary prepayments of principal) equal to: (a) 1.25% of the original principal amount on each of the following eleven quarter-end payment dates; (b) 1.875% of the original principal amount on each of the next eight quarter-end payment dates; and (c) all remaining principal on the Maturity Date. The annual interest rates applicable to advances will be calculated, at the Company’s option, by using either a base rate, Term SOFR plus 0.10% or (solely with respect to the Revolving Credit Facility) Daily Simple SOFR plus 0.10%, in each case, plus an applicable margin percentage that corresponds to the Company’s consolidated net leverage ratio. Subject to various requirements, the Company generally may (and, under certain circumstances, must), prepay all or a portion of the outstanding balance of the advances, together with accrued interest thereon, prior to their contractual maturity. The obligations of the Company and its subsidiaries under the Credit Agreement are secured by a first priority security interest in substantially all of the assets of the Company and each of its subsidiaries.
At June 30, 2024 and September 30, 2023, there was $397.5 million and $283.8 million, respectively, of principal outstanding under the Term Loans, $81.9 million and $93.1 million, respectively, of principal outstanding under the Revolving Credit Facility, and availability of $309.7 million and $222.1 million, respectively, under the Revolving Credit Facility, including a reduction for outstanding letters of credit.
The Credit Agreement contains customary negative covenants for agreements of this type, including, but not limited to, restrictions on the Company’s ability to make acquisitions, make loans or advances, make capital expenditures and investments, pay dividends, create or incur indebtedness, create liens, wind up or dissolve, consolidate, merge or liquidate, or sell, transfer or dispose of assets. The Credit Agreement also requires the Company to satisfy certain financial covenants, including a minimum fixed charge coverage ratio of 1.20- to-1.00 and a maximum consolidated leverage ratio of 3.50-to-1.00, subject to certain adjustments. At June 30, 2024 and September 30, 2023, the Company’s fixed charge coverage ratio was 3.15-to-1.00 and 2.56-to-1.00, respectively, and the Company’s consolidated leverage ratio was 1.81-to-1.00 and 1.72-to-1.00, respectively. At both June 30, 2024 and September 30, 2023, the Company was in compliance with all covenants under the Credit Agreement.
From time to time, the Company has entered into interest rate swap agreements to hedge against the risk of changes in interest rates. At June 30, 2024 and September 30, 2023, the aggregate notional value of these interest rate swap agreements was $300.0 million, and the fair value was $20.5 million and $26.9 million, respectively, which is included within “Other assets” on the Company’s Consolidated Balance Sheets.

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
Treasury Stock
During the nine months ended June 30, 2024, the Company received a total of 33,772 shares of Class A common stock from employees for reimbursement of income taxes paid by the Company on behalf of these employees related to the vesting of restricted stock awards and 2,758 shares of Class A common stock through forfeitures of restricted stock awards by terminated employees.
On April 12, 2024, the Company's Board of Directors authorized a stock repurchase program under which up to $40.0 million is available to purchase shares of the Company's outstanding Class A common stock through September 30, 2025. Shares of the Company’s Class A common stock may be repurchased from time to time in open market transactions at prevailing market prices, in privately negotiated transactions or by other means in accordance with federal securities laws, including Rule 10b5-1 plans. The stock repurchase program does not obligate the Company to repurchase any shares of Class A common stock, and the stock repurchase program may be modified, suspended, extended or terminated at any time by the Company’s Board of Directors. The actual timing, number and value of shares of Class A common stock repurchased will be determined by a committee of the Board of Directors at its discretion and will depend on a number of factors, including the market price of the Company’s Class A common stock, capital allocation alternatives, general market and economic conditions and other corporate considerations. During the three and nine months ended June 30, 2024, the Company purchased 93,408 shares of Class A common stock for aggregate consideration of approximately $5.3 million through open market transactions.
Restricted Stock Awards
During the nine months ended June 30, 2024, the Company awarded a total of 110,113 restricted shares of Class A common stock to certain directors, officers and employees of the Company under the Construction Partners, Inc. 2018 Equity Incentive Plan, as amended (the “Equity Incentive Plan”).
Performance Stock Units
During the nine months ended June 30, 2024, the Company issued a total of 55,358 shares of Class A common stock in settlement of vested performance stock units (“PSUs”) under the Equity Incentive Plan.
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

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2024	2023	2024	2023
Numerator
Net income attributable to common stockholders	$30,908	$21,677	$39,627	$18,088
Denominator
Weighted average number of common shares outstanding, basic	51,913,124	51,827,448	51,914,508	51,826,578
Net income per common share attributable to common stockholders, basic	$0.60	$0.42	$0.76	$0.35

The following table summarizes the calculation of the weighted-average number of diluted common shares outstanding and the calculation of diluted earnings per share for the periods presented (unaudited in thousands, except share and per share amounts):

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2024	2023	2024	2023
Numerator
Net income attributable to common stockholders	$30,908	$21,677	$39,627	$18,088
Denominator
Weighted average number of basic common shares outstanding, basic	51,913,124	51,827,448	51,914,508	51,826,578
Effect of dilutive securities:
Restricted stock grants	741,758	466,398	657,921	287,860
Weighted average number of diluted common shares outstanding	52,654,882	52,293,846	52,572,429	52,114,438
Net income per diluted common share attributable to common stockholders	$0.59	$0.41	$0.75	$0.35

Note 11 - Provision for Income Taxes
The Company files a consolidated U.S. federal income tax return and income tax returns in various states. Management evaluated the Company’s tax positions based on appropriate provisions of applicable tax laws and regulations and believes that they are supportable based on their specific technical merits and the facts and circumstances of the respective transactions.
The Company’s effective income tax rate for the three months ended June 30, 2024 and 2023 was 24.6% and 24.7%, respectively. The Company’s effective tax rate for the nine months ended June 30, 2024 and 2023 was 24.6% and 25.4%, respectively. The changes in the Company’s effective rates were due to differences in state tax rates at its operating subsidiaries.
Note 12 - Related Parties
On December 31, 2017, the Company sold an indirect wholly owned subsidiary to an immediate family member of an executive officer of the Company (“Purchaser of Subsidiary”) in consideration for a note receivable in the amount of $1.0 million, which approximated the net book value of the disposed entity. At June 30, 2024, $0.1 million and $0.2 million was reflected on the Company’s Consolidated Balance Sheets within other current assets and other assets, respectively, representing the remaining balances on this note receivable. In connection with this transaction, the Company also received a note receivable from the disposed entity (“Disposed Entity”) on December 31, 2017 in the amount of $1.0 million representing certain accounts payable of the Disposed Entity that were paid by the Company. At June 30, 2024, $0.1 million and $0.1 million was reflected on the Company’s Consolidated Balance Sheets within other current assets and other assets, respectively, representing the remaining balances on this note receivable. Remaining principal and interest payments are scheduled to be made in periodic installments during fiscal year 2024 through fiscal year 2026.

Prior to its acquisition by the Company, a current subsidiary of the Company advanced funds to an entity owned by an immediate family member of an officer of the Company in connection with a land development project (“Land Development Project”). The obligations of the borrower entity to repay the advances were guaranteed by a separate entity owned by the same family member of the officer. Amounts outstanding under the advances did not bear interest and matured in full in March 2021. In March 2021, the subsidiary of the Company amended and restated the terms of the repayment obligation, as a result of which the officer personally assumed the remaining balance of the obligation. No new amounts were advanced to the officer by the Company or any subsidiary or affiliate thereof in connection with the transaction. Under the amended and restated terms, the officer executed a promissory note in favor of the Company’s subsidiary in the principal amount of $0.8 million. The note bears simple interest at a rate of 4.0% and requires annual minimum payments of $0.1 million inclusive of principal and accrued interest, with any remaining principal and accrued interest due and payable in full on December 31, 2027. Amounts outstanding under the note are reflected on the Company’s Consolidated Balance Sheets within “Other current assets” and “Other assets.”

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
•The Company is party to a management services agreement with SunTx Capital Partners, a private equity firm based in Dallas, Texas and a member of the Company’s controlling group (“SunTx”), under which the Company pays SunTx $0.30 million per fiscal quarter and reimburses certain travel and other out-of-pocket expenses associated with services rendered under the management services agreement.
The following table presents revenues earned and expenses incurred by the Company during the three and nine months ended June 30, 2024 and 2023, and accounts receivable and payable balances at June 30, 2024 and September 30, 2023, related to transactions with the related parties described above (in thousands):

	Revenue Earned (Expense Incurred)								Accounts Receivable (Payable)
	For the Three Months Ended June 30,				For the Nine Months Ended June 30,				June 30,	September 30,
	2024		2023		2024		2023		2024	2023
	(unaudited)		(unaudited)		(unaudited)		(unaudited)		(unaudited)
Purchaser of Subsidiary	$—		$—		$—		$—		$311	$311
Disposed Entity	—		—		—		—		198	198
Land Development Project	—		—		—		—		545	632
Subcontracting Services	(2,596)	(1)	(2,680)	(1)	(5,214)	(1)	(5,672)	(1)	(398)	(593)
Island Pond	(100)	(2)	(80)	(2)	(300)	(2)	(240)	(2)	—	—
SunTx	(523)	(2)	(383)	(2)	(1,405)	(2)	(1,109)	(2)	—	—

(1) Cost is reflected as cost of revenues on the Company’s Consolidated Statements of Comprehensive Income.
(2) Cost is reflected as general and administrative expenses on the Company’s Consolidated Statements of Comprehensive Income.

Note 13 - Share-Based Compensation
The following table summarizes the components of share-based compensation expense included in general and administrative expenses in the Consolidated Statements of Comprehensive Income during the three and nine months ended June 30, 2024 and 2023 (unaudited, in thousands):

	For the Three Months Ended June 30,
	2024	2023
Equity classified awards	$2,893	$2,737
Liability classified awards	1,092	—
Employee stock purchase plan	54	—
Total share-based compensation expense	$4,039	$2,737

	For the Nine Months Ended June 30,
	2024	2023
Equity classified awards	$8,232	$7,909
Liability classified awards	1,974	—
Employee stock purchase plan	380	—
Total share-based compensation expense	$10,586	$7,909

Restricted Stock - Equity Classified Awards
During the nine months ended June 30, 2024, the Company awarded a total of 110,113 restricted shares of Class A common stock to certain members of Company management and consultants under the Equity Incentive Plan. The grants are classified as equity awards. The aggregate grant date fair value of these restricted stock awards was $5.0 million. During the three and nine months ended June 30, 2024, the Company recorded compensation expense in connection with these and prior restricted stock grants in the amount of $2.2 million and $6.4 million, respectively, which is reflected as general and administrative expenses in the Company’s Consolidated Statements of Comprehensive Income. At June 30, 2024, there was approximately $8.2 million of unrecognized compensation expense related to these awards, which will be recognized over a remaining weighted-average period of 2.4 years.

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
During the nine months ended June 30, 2024, the Company issued 55,358 shares of Class A common stock as a result of the vesting of PSUs granted to certain members of Company management on December 29, 2021.
During the nine months ended June 30, 2024, the Company awarded PSUs representing a target of 113,044 shares and forecasted vesting of 84,783 shares of Class A common stock to certain members of Company management. The grants are classified as equity awards. The aggregate grant date fair value of these awards was $3.8 million. During the three and nine months ended June 30, 2024, the Company recorded compensation expense in connection with this type of award in the amount of $0.7 million and $1.7 million, respectively, which is reflected as general and administrative expenses in the Company’s Consolidated Statements of Comprehensive Income. At June 30, 2024, there was approximately $4.5 million of unrecognized compensation expense related to these awards, which will be recognized over a remaining weighted-average period of 2.4 years.
Cash-Settled Restricted Stock Units - Liability Classified Awards
During the nine months ended June 30, 2024, the Company granted 114,264 of cash-settled restricted stock units (“RSUs”) to employees of the Company under the Equity Incentive Plan. The aggregate grant date fair value of these awards was $6.0 million. Compensation expense associated with these awards for the three and nine months ended June 30, 2024 was $1.1 million and $2.0 million, respectively, which is reflected as general and administrative expenses in the Consolidated Statements of Comprehensive Income. As of June 30, 2024 and September 30, 2023, the liability for cash-settled RSUs was $2.0 million and $0.0 million, respectively, and is included in other long-term liabilities. At June 30, 2024, there was approximately $4.0 million of unrecognized compensation expense related to these awards, which will be recognized over a remaining weighted-average period of 3.3 years.
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
Employee Stock Purchase Plan
The Construction Partners, Inc. Employee Stock Purchase Plan (“ESPP”) became effective on May 13, 2021. The ESPP is intended to provide eligible employees of the Company an opportunity to purchase shares of the Company’s Class A common stock at a discounted rate using funds withheld through payroll deductions. The total number of shares offered under the ESPP is 1,000,000. The first offering period under the ESPP commenced on July 1, 2023. Since that date, the Company has purchased 37,809 shares under the ESPP. Compensation expense associated with the ESPP for the three and nine months ended June 30, 2024 was $0.1 million and $0.4 million, respectively, and is included in general and administrative expenses in the Consolidated Statements of Comprehensive Income.

Note 14 - Leases
The Company leases certain facilities, office space, vehicles and equipment. As of June 30, 2024, operating leases under ASC Topic 842, Leases (“Topic 842”) were included in (i) “Operating lease right-of use assets,” (ii) “Current portion of operating lease liabilities” and (iii) “Operating lease liabilities, net of current portion” on the Company’s Consolidated Balance Sheets in the amounts of $33.3 million, $7.3 million and $26.8 million, respectively. As of June 30, 2024, the Company did not have any lease contracts that had not yet commenced but had created significant rights and obligations.

The components of lease expense were as follows (unaudited, in thousands):

	For the Three Months Ended June 30,
	2024	2023
Operating lease cost	$2,080	$817
Short-term lease cost	6,189	5,551
Total lease expense	$8,269	$6,368

	For the Nine Months Ended June 30,
	2024	2023
Operating lease cost	$4,454	$2,331
Short-term lease cost	17,471	16,319
Total lease expense	$21,925	$18,650

Short-term leases (those with terms of 12 months or less) are not capitalized but are expensed on a straight-line basis over the lease term. The majority of the Company's short-term leases relate to equipment used on construction projects. These leases are entered into at periodic rental rates for an unspecified duration and typically have a termination for convenience provision.

As of June 30, 2024, the weighted-average remaining term of the Company’s leases was 5.3 years, and the weighted-average discount rate was 5.92%. As of June 30, 2024, the lease liability was equal to the present value of the remaining lease payments, discounted using the incremental borrowing rate on the Company’s secured debt using a single maturity discount rate, as such rate is not materially different from the discount rate applied to each of the leases in the portfolio.

The following table summarizes the Company’s undiscounted lease liabilities outstanding as of June 30, 2024 (unaudited, in thousands):

Fiscal Year	Amount
Remainder of 2024	$2,311
2025	8,976
2026	8,609
2027	7,861
2028	4,717
2029 and thereafter	6,542
Total future minimum lease payments	$39,016
Less: imputed interest	4,930
Total	$34,086

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

The following table represents the approximate amount of realized and unrealized gains (losses) and changes in fair value recognized in earnings on commodity derivative contracts for the three and nine months ended June 30, 2024 and 2023 and the fair value of these derivatives as of June 30, 2024 and September 30, 2023 (in thousands):

	For the Three Months Ended June 30,
		2024			2023
	(unaudited)			(unaudited)
	Change in			Change in
Income Statement Classification	Realized Gain (Loss)	Unrealized Gain (Loss)	Total Gain (Loss)	Realized Gain (Loss)	Unrealized Gain (Loss)	Total Gain (Loss)
Cost of revenues	$—	$10	$10	$(970)	$878	$(92)
Interest expense, net	2,635	—	2,635	2,377	—	2,377
Total	$2,635	$10	$2,645	$1,407	$878	$2,285

	For the Nine Months Ended June 30,
		2024			2023
	(unaudited)			(unaudited)
	Change in			Change in
Income Statement Classification	Realized Gain (Loss)	Unrealized Gain (Loss)	Total Gain (Loss)	Realized Gain (Loss)	Unrealized Gain (Loss)	Total Gain (Loss)
Cost of revenues	$(61)	$(184)	$(245)	$(2,027)	$(1,408)	$(3,435)
Interest expense, net	7,919	—	7,919	5,719	—	5,719
Total	$7,858	$(184)	$7,674	$3,692	$(1,408)	$2,284

	June 30, 2024	September 30, 2023
Balance Sheet Classification	(unaudited)
Prepaid expenses and other current assets - commodity swaps	$—	$204
Other assets - interest rate swaps (1)	20,452	26,909
Accrued expense and other current liabilities - commodity swaps	—	(20)
Net unrealized gain position	$20,452	$27,093

(1) Includes designated cash flow hedge of $20.5 million and $26.9 million as of June 30, 2024 and September 30, 2023, respectively.

Note 16 - Fair Value Measurements

The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2024 and September 30, 2023 under ASC 820, Fair Value Measurements (in thousands):

	June 30, 2024	September 30, 2023
	(unaudited)
	Level 2	Level 2
Assets:
Commodity swap contracts	$—	$204
Interest rate swaps	20,452	26,909
U.S. government securities	7,351	6,549
Corporate debt securities	6,789	5,605
Municipal government securities	1,695	1,748
Agency backed securities	1,181	1,177
Total assets	37,468	42,192

Liabilities:
Commodity swap contracts	$—	$20
Total liabilities	$—	$20

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

Note 17 - Commitments
Letters of Credit

Under the Revolving Credit Facility, the Company had a total capacity of $400.0 million at June 30, 2024 that may be used for a combination of cash borrowings and letter of credit issuances. At June 30, 2024, the Company had aggregate letters of credit outstanding in the amount of $8.5 million, primarily related to certain insurance policies as described in Note 2 - Significant Accounting Policies.
Purchase Commitments
As of June 30, 2024, the Company had unconditional purchase commitments for diesel fuel and natural gas in the normal course of business in the aggregate amount of $2.9 million. Management does not expect any significant changes in the market value of these goods during the commitment period that would have a material adverse effect on the financial condition, results of operations and cash flows of the Company. As of June 30, 2024, the Company’s purchase commitments for the remainder of fiscal 2024 and for 2025 and 2026 were as follows (unaudited, in thousands):

Fiscal Year	Amount
Remainder of 2024	$1,032
2025	1,632
2026	232
Total	$2,896

Minimum Royalties

The Company has lease agreements associated with aggregates facilities under which the Company makes royalty payments. These agreements are outside the scope of Topic 842. The payments are generally based on tons sold in a particular period; however, certain agreements have minimum annual payments. The Company had commitments in the form of minimum royalties as of June 30, 2024 in the amount of $2.4 million, due as follows (unaudited, in thousands):

Fiscal Year	Amount
Remainder of 2024	$136
2025	256
2026	192
2027	180
2028	145
Thereafter	1,470
Total	$2,379

Royalty expense recorded in cost of revenue was $0.5 million and $0.4 million for the three months ended June 30, 2024 and 2023, and $1.3 million and $1.2 million for the nine months ended June 30, 2024 and 2023.

Note 18 - Restricted Investments
The following is a summary of the Company’s debt securities as of June 30, 2024 and September 30, 2023 (in thousands):

	June 30, 2024
	(unaudited)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government securities	$7,564	$—	$213	$7,351
Corporate debt securities	6,930	—	141	6,789
Municipal government securities	1,760	—	65	1,695
Agency backed securities	1,257	—	76	1,181
Total	$17,511	$—	$495	$17,016

	September 30, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S government securities	$6,869	$—	$320	$6,549
Corporate debt securities	5,931	—	326	5,605
Municipal government securities	1,853	—	105	1,748
Agency backed securities	1,273	—	96	1,177
Total	$15,926	$—	$847	$15,079

The amortized cost and fair value of debt securities classified as available for sale by contractual maturity, as of June 30, 2024, are as follows (unaudited, in thousands):

	Amortized Cost	Fair Value
Due within one year	$2,350	$2,333
Due after one year through three years	4,878	4,745
Due after three years	10,283	9,938
Total	$17,511	$17,016

Note 19 - Other Comprehensive Income (Loss)

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
Amounts in accumulated other comprehensive income (“AOCI”), net of tax, at June 30, 2024 and September 30, 2023, were as follows (in thousands):

AOCI	June 30, 2024 (unaudited)	September 30, 2023

Interest rate swap contract, net of blend and extend arrangement	$18,763	$25,533
Unrealized loss on available-for-sale securities	(495)	(847)
Less tax effect of other comprehensive income (loss) items	(4,461)	(5,992)
Total	$13,807	$18,694

Changes in AOCI, net of tax, are as follows (in thousands):

AOCI	Interest Rate Hedge
Balance at September 30, 2023	$18,694
Net OCI changes	(4,887)
Balance at June 30, 2024 (unaudited)	$13,807

AOCI	Interest Rate Hedge
Balance at September 30, 2022	$17,620
Net OCI changes	(637)
Balance at June 30, 2023 (unaudited)	$16,983

Amounts reclassified from AOCI to earnings are as follows (unaudited, in thousands):

	For the Three Months Ended June 30,
	2024	2023
Interest expense (benefit)	$(2,635)	$(2,377)
Realized loss on restricted investments	4	6
Benefit from income taxes	654	612
Total reclassifications from AOCI to earnings	$(1,977)	$(1,759)

	For the Nine Months Ended June 30,
	2024	2023
Interest expense (benefit)	$(7,919)	$(5,719)
Realized loss on restricted investments	53	10
Benefit from income taxes	1,953	1,473
Total reclassifications from AOCI to earnings	$(5,913)	$(4,236)

Note 20 - Subsequent Event

Georgia Acquisition

On August 1, 2024, a subsidiary of the Company acquired substantially all of the assets of Robinson Paving Company, an asphalt paving company headquartered in Columbus, Georgia, for approximately $60.3 million. The transaction added three HMA plants and related crews and equipment located in Columbus, Georgia and the surrounding area.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
This discussion and analysis of our financial condition and results of operations is intended to assist in understanding and assessing the trends and significant changes in our results of operations and financial condition during the period covered by this report. Historical results may not be indicative of future performance. This discussion includes forward-looking statements that reflect our plans, estimates and beliefs. Such statements involve risks and uncertainties. Our actual results may differ materially from those contemplated by these forward-looking statements as a result of various factors, including those set forth under the headings “Risk Factors” and “Cautionary Statement Regarding Forward-Looking Statements”. This discussion should be read in conjunction with our unaudited consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and notes thereto included in the 2023 Form 10-K. In this discussion, we use certain non-GAAP financial measures. Explanations of these non-GAAP financial measures and reconciliations to the most directly comparable GAAP financial measures are included in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations". Investors should not consider non-GAAP financial measures in isolation or as substitutes for financial information presented in compliance with GAAP.
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
Our public projects are funded by federal, state and local governments and include roads, highways, bridges, airports and other forms of infrastructure. Public transportation infrastructure projects historically have been a relatively stable portion of state and federal budgets and represent a significant share of the U.S. construction market. Federal funds are allocated on a state-by-state basis, and each state is required to match a portion of the federal funds that it receives. Federal highway spending uses funds predominantly from the Highway Trust Fund, which derives its revenues from fuel taxes and other user fees.
In addition to public infrastructure projects, we provide a wide range of large site work construction and HMA paving services to private construction customers, including commercial and residential developers and local businesses.
Contract Backlog
At June 30, 2024, our contract backlog was $1.9 billion. Contract backlog is a financial measure that reflects the dollar value of work that the Company expects to perform in the future. We include a construction project in our contract backlog at the time it is awarded and to the extent we believe funding is probable. Our backlog consists of uncompleted work on contracts in progress and contracts for which we have executed a contract but have not commenced the work. For uncompleted work on contracts in progress, we include (i) executed change orders, (ii) pending change orders for which we expect to receive confirmation in the ordinary course of business and (iii) claims that we have made against our customers for which we have determined we have a legal basis under existing contractual arrangements and as to which we consider collection to be probable. Backlog of uncompleted work on contracts under which work was either in progress or had not yet begun was $1.5 billion at June 30, 2024. Our contract backlog also includes low bid/no contract projects, which consist of (i) public bid projects for which we were the low bidder and no contract has been executed and (ii) private work projects for which we have been notified that we are the low bidder or have been given a notice to proceed, but no contract has been executed. Low bid/no contract backlog was $0.4 billion at June 30, 2024.
Recent Developments
Business Acquisitions
During the three months ended June 30, 2024, we completed two acquisitions, expanding our operations in Georgia and North Carolina. As a result of these acquisitions, we added two asphalt plants, a greenfield asphalt plant site, a diverse fleet of equipment and vehicles, as well as skilled construction professionals. For further discussion regarding these transactions, see Note 4 - Business Acquisitions to the unaudited consolidated financial statements included elsewhere in this report.
Stock Repurchase Plan
On April 12, 2024, our Board of Directors authorized a stock repurchase program under which up to $40 million is available to purchase shares of our outstanding Class A common stock through September 30, 2025. We intend to utilize the stock repurchase program to minimize the dilutive impact of awards granted under our equity incentive plans and to repurchase shares opportunistically. Shares of our Class A common stock may be repurchased from time to time in open market transactions at prevailing market prices, in privately negotiated transactions or by other means in accordance with federal securities laws, including Rule 10b5-1 plans. The stock repurchase program does not obligate us to repurchase any shares of Class A common stock, and the stock repurchase program may be modified, suspended, extended or terminated at any time by our Board of Directors. The actual timing, number and value of shares of

Class A common stock repurchased will be determined by a committee of the Board of Directors at its discretion and will depend on a number of factors, including the market price of our Class A common stock, capital allocation alternatives, general market and economic conditions and other corporate considerations.

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

Interest Expense, Net
Interest expense, net primarily represents interest incurred on our long-term debt, such as the Term Loans and the Revolving Credit Facility, and amortization of deferred debt issuance costs. These amounts are partially offset by interest income earned on short-term investments of cash balances in excess of our current operating needs.
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
The following table presents a reconciliation of net income, the most directly comparable measure calculated in accordance with GAAP, to Adjusted EBITDA and the calculation of Adjusted EBITDA Margin for the periods presented (unaudited, in thousands, except percentages):

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2024	2023 (1)	2024	2023 (1)
Net income	$30,908	$21,677	$39,627	$18,088
Interest expense, net	4,673	5,039	12,987	13,801
Provision for income taxes	10,108	7,117	12,905	6,153
Depreciation, depletion, accretion and amortization	23,507	19,536	67,468	57,769
Share-based compensation expense	4,039	2,737	10,586	7,909
Adjusted EBITDA	$73,235	$56,106	$143,573	$103,720
Revenues	$517,794	$421,893	$1,285,726	$1,088,522
Adjusted EBITDA Margin	14.1%	13.3%	11.2%	9.5%
(1)The Company has historically included within the definition of Adjusted EBITDA an adjustment for management fees and expenses related to the Company’s management services agreement with an affiliate of SunTx Capital Partners, a member of the Company’s control group. Effective October 1, 2023, the term of the management services agreement was extended to October 1, 2028. As a result of the term extension, the Company no longer views the management fees and expenses paid under the management services agreement as a non-recurring expense. Accordingly, periods commencing subsequent to September 30, 2023 do not include an adjustment for management fees and expenses, and the Company has recast comparative Adjusted EBITDA and Adjusted EBITDA Margin for the three and nine months ended June 30, 2023 to conform to the current definition.

Results of Operations
Three Months Ended June 30, 2024 Compared to Three Months Ended June 30, 2023
The following table sets forth selected financial data for the three months ended June 30, 2024 and 2023 (unaudited, in thousands, except percentages):

					Change From the Three Months Ended
	For the Three Months Ended June 30,				June 30, 2023
					to the Three Months Ended
	2024		2023		June 30, 2024
	Dollars	% of Revenues	Dollars	% of Revenues	$ Change	% Change
Revenues	$517,794	100.0%	$421,893	100.0%	$95,901	22.7%
Cost of revenues	434,302	83.9%	357,821	84.8%	76,481	21.4%
Gross profit	83,492	16.1%	64,072	15.2%	19,420	30.3%
General and administrative expenses	(38,928)	(7.5)%	(32,231)	(7.7)%	(6,697)	20.8%
Gain on sale of property, plant and equipment	1,093	0.2%	1,499	0.4%	(406)	(27.1)%
Operating income	45,657	8.8%	33,340	7.9%	12,317	36.9%
Interest expense, net	(4,673)	(0.9)%	(5,039)	(1.2)%	366	(7.3)%
Other income	32	—%	493	0.1%	(461)	(93.5)%
Income before provision for income taxes	41,016	7.9%	28,794	6.8%	12,222	42.4%
Provision for income taxes	10,108	1.9%	7,117	1.7%	2,991	42.0%
Net income	$30,908	6.0%	$21,677	5.1%	$9,231	42.6%
Adjusted EBITDA	$73,235	14.1%	$56,106	13.3%	$17,129	30.5%

Revenues. Revenues for the three months ended June 30, 2024 increased $95.9 million, or 22.7%, to $517.8 million from $421.9 million for the three months ended June 30, 2023. The increase included $40.9 million of revenues attributable to acquisitions subsequent to June 30, 2023, and an increase of approximately $55.0 million of revenues in our existing markets from contract work and sales of HMA and aggregates to third parties. The 13.0% increase in revenue in our existing markets was due to strong demand in both public and private work.
Gross Profit. Gross profit for the three months ended June 30, 2024 increased $19.4 million, or 30.3%, to $83.5 million from $64.1 million for the three months ended June 30, 2023. The increase in gross profit was primarily the result of a 22.7% increase in revenues for the three months ended June 30, 2024 compared to the three months ended June 30, 2023 and a higher gross profit margin. The higher gross profit margin was due to efficient utilization of our plants and equipment fleet and completion of new backlog with more favorable margins.
General and Administrative Expenses. General and administrative expenses for the three months ended June 30, 2024 increased $6.7 million, or 20.8%, to $38.9 million from $32.2 million for the three months ended June 30, 2023. The increase was the result of (i) a $1.3 million increase in share-based compensation expense, (ii) a $2.6 million increase attributable to general and administrative expenses associated with the operations of businesses acquired subsequent to June 30, 2023, (iii) a $1.3 million increase in management personnel payroll and benefits, and (iv) a $1.5 million increase in other general and administrative expenses.
Gain on Sale of Property, Plant and Equipment. Gain on sale of property, plant and equipment for the three months ended June 30, 2024 decreased $0.4 million, or 27.1%, to $1.1 million from $1.5 million for the three months ended June 30, 2023. The decrease was attributable to lower disposals of equipment and components during the quarter.
Interest Expense, Net. Interest expense, net for the three months ended June 30, 2024 decreased $0.3 million, or 7.3%, to $4.7 million compared to $5.0 million for the three months ended June 30, 2023. The decrease in interest expense, net was primarily due to an increase in interest income from an overnight sweep program established in fiscal 2024. This increase in interest income was primarily offset by an increase in interest expense due to an increase in the average principal debt balance outstanding during the three months ended June 30, 2024 compared to the corresponding period in 2023.

Provision for Income Taxes. Our effective tax rate decreased to 24.6% for the three months ended June 30, 2024, from 24.7% for the three months ended June 30, 2023. Our lower effective tax rate during the three months ended June 30, 2024 was due to differences in state tax rates at our operating subsidiaries.

Net Income. Net income increased $9.2 million to $30.9 million for the three months ended June 30, 2024, compared to $21.7 million for the three months ended June 30, 2023. The increase in net income was primarily a result of higher gross profit, partially offset by an increase in general and administrative expenses and decreased gains on sale of property, plant and equipment, all as described above.

Adjusted EBITDA and Adjusted EBITDA Margin. Adjusted EBITDA and Adjusted EBITDA Margin were $73.2 million and 14.1%, respectively, for the three months ended June 30, 2024, compared to $56.1 million and 13.3%, respectively, for the three months ended June 30, 2023. The increase in Adjusted EBITDA and Adjusted EBITDA Margin resulted from an increase in gross profit, partially offset by higher general and administrative expenses and decreased gains on sale of property, plant and equipment, all as described above. See the description of Adjusted EBITDA and Adjusted EBITDA Margin, as well as a reconciliation of Adjusted EBITDA to net income, under the heading “How We Assess Performance of Our Business”.
Nine Months Ended June 30, 2024 Compared to Nine Months Ended June 30, 2023
The following table sets forth selected financial data for the nine months ended June 30, 2024 and 2023 (unaudited, in thousands, except percentages):

					Change From the Nine Months Ended
	For the Nine Months Ended June 30,				June 30, 2023
					to the Nine Months Ended
	2024		2023		June 30, 2024
	Dollars	% of Revenues	Dollars	% of Revenues	$ Change	% Change
Revenues	$1,285,726	100.0%	$1,088,522	100.0%	$197,204	18.1%
Cost of revenues	1,111,553	86.5%	967,674	88.9%	143,879	14.9%
Gross profit	174,173	13.5%	120,848	11.1%	53,325	44.1%
General and administrative expenses	(111,661)	(8.7)%	(93,945)	(8.6)%	(17,716)	18.9%
Gain on sale of property, plant and equipment	2,960	0.3%	4,825	0.4%	(1,865)	(38.7)%
Gain on facility exchange	—	—%	5,389	0.5%	(5,389)	(100.0)%
Operating income	65,472	5.1%	37,117	3.4%	28,355	76.4%
Interest expense, net	(12,987)	(1.0)%	(13,801)	(1.3)%	814	(5.9)%
Other income	47	—%	925	0.1%	(878)	(94.9)%
Income before provision for income taxes	52,532	4.1%	24,241	2.2%	28,291	116.7%
Provision for income taxes	12,905	1.0%	6,153	0.6%	6,752	109.7%
Net income	$39,627	3.1%	$18,088	1.6%	$21,539	119.1%
Adjusted EBITDA	$143,573	11.2%	$103,720	9.5%	$39,853	38.4%

Revenues. Revenues for the nine months ended June 30, 2024 increased $197.2 million, or 18.1%, to $1.3 billion from $1.1 billion for the nine months ended June 30, 2023. The increase included $95.6 million of revenues attributable to acquisitions completed subsequent to June 30, 2023 and $101.6 million of revenues in our existing markets from contract work and sales of HMA and aggregates to third parties. The 9.3% increase in revenues in our existing markets compared to the prior year period was due to strong demand in both public and private work.
Gross Profit. Gross profit for the nine months ended June 30, 2024 increased $53.4 million, or 44.1%, to $174.2 million from $120.8 million for the nine months ended June 30, 2023. The increase in gross profit was primarily the result of a 18.1% increase in revenues for the nine months ended June 30, 2024 compared to the nine months ended June 30, 2023 and a higher gross profit margin. The higher gross profit margin was due to efficient utilization of our plants and equipment fleet and completion of new backlog with more favorable margins.

General and Administrative Expenses. General and administrative expenses for the nine months ended June 30, 2024 increased $17.7 million, or 18.9%, to $111.6 million from $93.9 million for the nine months ended June 30, 2023. The increase was primarily the result of (i) a $2.7 million increase in share-based compensation expense, (ii) a $6.2 million increase attributable to general and administrative expenses associated with the operations of businesses acquired subsequent to June 30, 2023, (iii) a $5.1 million increase in management personnel payroll and benefits, and (iv) a $3.7 million increase in other general and administrative expenses.
Gain on Sale of Property, Plant and Equipment. Gain on sale of property, plant and equipment for the nine months ended June 30, 2024 decreased $1.8 million, or 38.7%, to $3.0 million from $4.8 million for the nine months ended June 30, 2023. The decrease was attributable to lower disposals of equipment and components during the period.
Gain on Facility Exchange. There was no gain on facility exchange for the nine months ended June 30, 2024 compared to a gain of $5.4 million for the nine months ended June 30, 2023. The gain was the result of the disposition of a quarry located near Goldston, North Carolina. In connection with this transaction, the Company acquired three HMA manufacturing plants and certain related assets located in the Nashville, Tennessee metro area.
Interest Expense, Net. Interest expense, net for the nine months ended June 30, 2024 decreased $0.8 million, or 5.9%, to $13.0 million compared to $13.8 million for the nine months ended June 30, 2023. The decrease in interest expense, net was primarily due to an increase in interest income from an overnight sweep program established in fiscal 2024. This increase in interest income was primarily offset by an increase in interest expense due to an increase in the average principal debt balance outstanding during the nine months ended June 30, 2024 compared to the corresponding period in 2023.
Provision for Income Taxes. Our effective tax rate decreased to 24.6% for the nine months ended June 30, 2024, from 25.4% for the nine months ended June 30, 2023. Our higher effective tax rate during the nine months ended June 30, 2023 was due to differences in state tax rates at our operating subsidiaries.

Net Income. Net income increased $21.5 million to $39.6 million for the nine months ended June 30, 2024, compared to $18.1 million for the nine months ended June 30, 2023. The increase in net income was primarily a result of higher gross profit, partially offset by an increase in general and administrative expenses and decreased gain on the facility exchange and gains on sale of property, plant and equipment, all as described above.
Adjusted EBITDA and Adjusted EBITDA Margin. Adjusted EBITDA and Adjusted EBITDA Margin were $143.6 million and 11.2%, respectively, for the nine months ended June 30, 2024, compared to $103.7 million and 9.5%, respectively, for the nine months ended June 30, 2023. The increase in Adjusted EBITDA and Adjusted EBITDA Margin resulted from an increase in gross profit, partially offset by higher general and administrative expenses and decreased gain on the facility exchange and gains on sale of property, plant and equipment, all as described above. See the description of Adjusted EBITDA and Adjusted EBITDA Margin, as well as a reconciliation of Adjusted EBITDA to net income, under the heading “How We Assess Performance of Our Business”.
Liquidity and Capital Resources
Cash Flows Analysis
The following table sets forth our cash flows for the periods indicated (unaudited, in thousands):

	For the Nine Months Ended June 30,
	2024	2023
Net cash provided by operating activities, net of acquisitions	$113,181	$94,542
Net cash used in investing activities	(199,098)	(118,638)
Net cash provided by financing activities	95,280	43,486
Net change in cash and cash equivalents	$9,363	$19,390

Operating Activities
During the nine months ended June 30, 2024, cash provided by operating activities, net of business acquisitions, was $113.2 million, primarily as a result of:
•net income of $39.6 million, including $67.5 million of depreciation, depletion, accretion and amortization, $10.2 million of share-based compensation expense and $3.0 million of gain on sale of property, plant and equipment;
•an increase in contracts receivable including retainage, net of $11.3 million due to normal fluctuations resulting from the timing of processing transactions in our accounts receivable cycle;

•an increase in inventories of $17.0 million due to increased inventories from acquisitions, growth in existing markets, higher inventory costs and normal fluctuations in our inventory cycle;

•an increase in accounts payable and accrued expenses and other current liabilities of $6.0 million due to the timing of processing transactions in our accounts payable cycle; and

•a net increase in the difference between costs and estimated earnings in excess of billings on uncompleted contracts and billings in excess of costs and estimated earnings on uncompleted contracts of $22.8 million due to the timing of performing and closing projects.

During the nine months ended June 30, 2023, cash provided by operating activities, net of business acquisitions, was $94.5 million, primarily as a result of:
•net income of $18.1 million, including $57.8 million of depreciation, depletion, accretion and amortization of long-lived assets, unrealized losses on derivative instruments of $1.4 million, gain on sale of property, plant and equipment of $4.8 million, gain on facility exchange of $5.4 million and share-based compensation expense of $7.9 million;
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

Investing Activities
During the nine months ended June 30, 2024, cash used in investing activities was $199.1 million, of which $135.2 million related to acquisitions completed in the period, $70.4 million was invested in property, plant and equipment and $4.4 million was invested in restricted investments by the Captive, partially offset by $8.0 million of proceeds from the sale of property, plant and equipment and $2.9 million of proceeds from sales, calls and maturities of restricted investments.
During the nine months ended June 30, 2023, cash used in investing activities was $118.6 million, of which $82.7 million related to acquisitions completed in the period, $79.0 million was invested in property, plant and equipment and $7.9 million was invested in restricted investments by the Captive, partially offset by $12.6 million of proceeds from the sale of property, plant and equipment, $37.0 million of proceeds from the facility exchange and $1.4 million of proceeds from sales, calls and maturities of restricted investments.
Financing Activities
During the nine months ended June 30, 2024, cash provided by financing activities was $95.3 million. We received $149.4 million of proceeds from our Revolving Credit Facility, which were primarily used for acquisitions completed in the period. This cash flow was partially offset by $47.5 million of principal payments on long-term debt and purchase of treasury stock of $6.6 million.
During the nine months ended June 30, 2023, cash provided by financing activities was $43.5 million. We received $53.0 million of proceeds from our Credit Facility, which were primarily used for acquisitions completed in the period. This cash flow was partially offset by $9.4 million of principal payments on long-term debt.

Credit Agreement
We and each of our subsidiaries are parties to the Credit Agreement, which provides for the Term Loans and the Revolving Credit
Facility. At June 30, 2024 and September 30, 2023, there was $397.5 million and $283.8 million, respectively, of principal outstanding under the Term Loans, $81.9 million and $93.1 million, respectively, of principal outstanding under the Revolving Credit Facility, and availability of $309.7 million and $222.1 million, respectively, under the Revolving Credit Facility, including a reduction for outstanding letters of credit.

The Credit Agreement requires us to satisfy certain financial covenants, including a minimum fixed charge coverage ratio of 1.20-to-1.00 and a maximum consolidated leverage ratio of 3.50-to-1.00, subject to certain adjustments. At June 30, 2024 and September 30, 2023, our fixed charge coverage ratio was 3.15-to-1.00 and 2.56-to-1.00, respectively, and our consolidated leverage ratio was 1.81-to-1.00 and 1.72-to-1.00, respectively.

We have entered into an interest rate swap agreement to hedge against the risk of changes in interest rates. At June 30, 2024 and September 30, 2023, the notional value of the interest rate swap agreement was $300.0 million, and the fair value was $20.5 million and $26.9 million, respectively, which amounts are included within other assets on our Consolidated Balance Sheets.
For more information about the Credit Agreement, see Note 8 - Debt to the unaudited consolidated financial statements included elsewhere in this report.
Capital Requirements and Sources of Liquidity

During the nine months ended June 30, 2024 and 2023, our capital expenditures were approximately $70.4 million and $79.0 million, respectively. Our capital expenditures are typically made during the fiscal year in which they are approved. At June 30, 2024, our commitments for capital expenditures were not material to our financial condition or results of operations on a consolidated basis. For fiscal 2024, we expect total capital expenditures to be $90.0 million to $95.0 million. Our capital expenditure budget is an estimate and is subject to change.
Historically, we have required significant amounts of cash in order to make capital expenditures, purchase materials, execute our growth strategy through acquisitions and fund our organic expansion into new markets. Our working capital needs are driven by the seasonality and growth of our business, with our cash requirements increasing in periods of growth. Additional cash requirements resulting from our growth include the costs of additional personnel, production and distribution facilities, enhancements to our information systems, integration costs related to any acquisitions and our compliance with laws and rules applicable to public companies. Furthermore, on April 12, 2024, we announced that our Board of Directors authorized a stock repurchase program under which up to $40 million is available to purchase shares of our outstanding Class A common stock through September 30, 2025. We intend to utilize the stock repurchase program to minimize the dilutive impact of awards granted under our equity incentive plans and to repurchase shares opportunistically. Shares of Class A common stock may be repurchased from time to time in open market transactions at prevailing market prices, in privately negotiated transactions or by other means in accordance with federal securities laws, including Rule 10b5-1 plans. The stock repurchase program does not obligate the Company to repurchase any shares of Class A common stock, and the stock repurchase program may be modified, suspended, extended or terminated at any time by our Board of Directors. The actual timing, number and value of shares of Class A common stock repurchased will be determined by a committee of the Board of Directors at its discretion and will depend on a number of factors, including the market price of the Class A common stock, capital allocation alternatives, general market and economic conditions and other corporate considerations. During the nine months ended June 30, 2024, the Company purchased 93,408 shares of Class A common stock for aggregate consideration of approximately $5.3 million through open market transactions.
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
We believe that our operating cash flow and available borrowings under the Credit Agreement will be sufficient to fund our operations, make planned capital expenditures and opportunistically repurchase shares of Class A common stock for at least the next 12 months. However, future cash flows are subject to a number of variables, including the potential impacts of inflation and supply chain constraints, and significant additional capital expenditures will be required to conduct our operations. There can be no assurance that operations and other capital resources will provide sufficient cash to maintain planned or future levels of capital expenditures. In the event that we make one or more acquisitions and the amount of capital required is greater than the amount of cash on hand we have available for acquisitions at that time, we could be required to reduce the expected level of capital expenditures and/or seek additional capital. If we seek additional capital, we may do so through borrowings under the Credit Agreement or other credit facilities, joint ventures, asset sales, offerings of debt or equity securities or other means. However, our ability to engage in any such transactions may be constrained by economic conditions and other factors outside of our control. We cannot guarantee that additional capital will be available on acceptable terms or at all. If we are unable to obtain the funds we need, we may not be able to complete acquisitions that may be favorable to us or finance the capital expenditures necessary to conduct our operations.
Contractual Obligations
The following table summarizes our significant contractual obligations outstanding as of June 30, 2024 (unaudited, in thousands):

		Payments Due by Fiscal Year
	Total	2024	2025	2026	2027	2028	2029 and Thereafter
Debt obligations	$479,350	$5,312	$26,563	$31,875	$415,600	$—	$—
Lease obligations	39,016	2,311	8,976	8,609	7,861	4,717	6,542
Purchase commitments	2,896	1,032	1,632	232	—	—	—
Royalty payments	2,379	136	256	192	180	145	1,470
Asset retirement obligations	2,461	—	—	—	—	—	2,461
Total	$526,102	$8,791	$37,427	$40,908	$423,641	$4,862	$10,473

Off-Balance Sheet Arrangements
As of June 30, 2024, we had aggregate letters of credit outstanding in the amount of $8.5 million, future purchase commitments of diesel fuel and natural gas of $2.7 million and $0.2 million, respectively, and $2.4 million of minimum royalty payments related to aggregates facilities. Other than the letters of credit, future purchase commitments and minimum royalty payments, we do not currently have any off-balance sheet arrangements that have, or are reasonably likely to have, a material current or future effect on our financial condition, changes in our financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources. See Note 17 - Commitments to our unaudited consolidated financial statements included elsewhere in this report for additional information.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Risk
We are exposed to interest rate risk on certain of our short and long-term debt obligations used to finance our operations and acquisitions. We have SOFR-based floating rate borrowings under the Credit Agreement, which expose us to variability in interest payments due to changes in the reference interest rates. From time to time, we use derivative instruments as hedges against the impact of interest rate changes on future earnings and cash flows. We do not enter into such derivative instruments for speculative or trading purposes. At June 30, 2024, we had a total of $479.4 million of variable rate debt outstanding. Holding other factors constant and absent the interest rate swap agreements described above, a hypothetical 1% change in our borrowing rates would result in a $4.8 million change in our annual interest expense based on our variable rate debt outstanding at June 30, 2024.
The following table presents the future principal payment obligations, interest payments, and fair values associated with the Company’s debt instruments assuming the Company’s actual level of variable rate debt as of June 30, 2024 (unaudited, in thousands):

	For the Fiscal Year Ending September 30,						Fair
	2024	2025	2026	2027	Thereafter	Total	Value
Debt obligations
Term Loans principal payments	$5,312	$26,563	$31,875	$333,750	$—	$397,500	$398
Revolving Credit Facility principal payments	—	—	—	81,850	—	81,850	82
Interest payments (1)	8,305	32,353	30,182	21,187	—

(1) Represents projected interest payments using the Company’s June 2024 SOFR-based floating rate of 6.93% per annum.
The notional amount of the Company’s outstanding interest rate swap contract at June 30, 2024 was $300.0 million. The maturity date of this swap is June 30, 2027, and the fair value of the outstanding swap contract was $20.5 million as of June 30, 2024. See also Note 15 - Investment in Derivative Instruments and Note 16 - Fair Value Measurements to the unaudited consolidated financial statements included elsewhere in this report.

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

Item 4. Controls and Procedures.
Evaluation of Disclosure Control and Procedures
Our management carried out, as of June 30, 2024, with the participation of our Chief Executive Officer and our Chief Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2024, our disclosure controls and procedures were effective to provide reasonable assurance that material information required to be disclosed by us in reports we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.
In addition to the other financial information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors,” in the 2023 Form 10-K that could materially affect our business, financial condition or future operating results. The risks described below and in the 2023 Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Unregistered Sales of Equity Securities
The Company did not sell any of its equity securities during the period covered by this report that were not registered under the Securities Act.
Issuer Purchases of Equity Securities
The following table sets forth information regarding the repurchase of shares of our Class A common stock during the three months ended June 30, 2024:

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (1)
Period
April 1, 2024 through April 30, 2024	—	$—	—	$40,000,000
May 1, 2024 through May 31, 2024	28,407	$53.14	28,407	$38,364,041
June 1, 2024 through June 30, 2024	65,001	$55.89	65,001	$34,730,546
Total	93,408	$54.52	93,408

(1) As announced on April 12, 2024, the Board of Directors authorized the Company to purchase up to $40.0 million of our Class A common stock in open market purchases, privately negotiated transactions or by other means. The specific timing and amount of any future purchases will vary based on market conditions, securities law limitations and other factors.

Item 3. Defaults Upon Senior Securities.
None.

Item 4. Mine Safety Disclosures.
The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K (17 C.F.R. Part 229.104) is included in Exhibit 95.1 to this Quarterly Report on Form 10-Q.

Item 5. Other Information.
During the quarter ended June 30, 2024, no director or officer (as defined in Rule 16a-1(f) of the Exchange Act) of the Company adopted, modified, or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (in each case, as defined in Item 408(a) of Regulation S-K).
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
10.1#
Third Amendment to Third Amended and Restated Credit Agreement, dated as of May 29, 2024, by and among Construction Partners, Inc. and each of its wholly owned subsidiaries, as loan parties, PNC Bank, National Association, as administrative agent and lender, PNC Capital Markets LLC, as joint lead arranger and sole bookrunner, Regions Bank and BofA Securities, Inc., each as a joint arranger, and certain other lenders party thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-38479) filed on May 29, 2024)

31.1*	Certification of President and Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
31.2*	Certification of Executive Vice President and Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
32.1**	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2**	Certification of Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350
95.1*	Mine Safety Disclosures
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*	Filed herewith.
**	Furnished herewith.
#	Schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company agrees to furnish to the Securities and Exchange Commission a copy of any omitted schedule or exhibit upon request. Certain confidential information has been excluded pursuant to Item 601(b)(10)(iv) of Regulation S-K. Such excluded information is not material and is the type that the Company treats as private or confidential.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 9th day of August, 2024.

CONSTRUCTION PARTNERS, INC.

By:	/s/ Fred J. Smith, III
Fred J. Smith, III
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name and Signature	Title	Date

/s/ Fred J. Smith, III	President and Chief Executive Officer	August 9, 2024
Fred J. Smith, III	(Principal Executive Officer and duly authorized officer)

/s/ Gregory A. Hoffman	Senior Vice President and Chief Financial Officer	August 9, 2024
Gregory A. Hoffman	(Principal Financial Officer and duly authorized officer)