Form 10-K
period 2024-09-30
Construction Partners, Inc.
filed 2024-11-25
CIK 1718227

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended September 30, 2024
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to .
Commission file number:  001-38479
CONSTRUCTION PARTNERS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	26-0758017 (I.R.S. Employer Identification Number)
290 Healthwest Drive, Suite 2 Dothan, Alabama 36303 (Address of Principal Executive Offices) (ZIP Code)
(334) 673-9763 (Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Class A common stock, par value $0.001	ROAD	The Nasdaq Stock Market LLC
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.    ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐ No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of March 31, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, was $2,409,649,231.

As of November 20, 2024, the registrant had 46,963,255 shares of Class A common stock, par value $0.001, and 8,914,045 shares of Class B common stock, par value $0.001, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the registrant’s fiscal year ended September 30, 2024 in connection with the registrant’s 2025 annual meeting of stockholders are incorporated by reference into Part III of this report.

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

PART I
Item 1. Business
Overview
We are a civil infrastructure company that specializes in the construction and maintenance of roadways across Alabama, Florida, Georgia, North Carolina, South Carolina, Tennessee and Texas. Through our wholly owned subsidiaries, we provide a variety of products and services to both public and private infrastructure projects, with an emphasis on highways, roads, bridges, airports, and commercial and residential developments. Consistent with our vertical integration strategy, our primary operations consist of (i) manufacturing and distributing hot mix asphalt (“HMA”) for both internal use and sales to third parties in connection with construction projects, (ii) paving activities, including the construction of roadway base layers and application of asphalt pavement, (iii) site development, including the installation of utility and drainage systems, (iv) mining aggregates, such as sand, gravel and construction stone, that are used as raw materials in the production of HMA and for sales to third parties, and (v) distributing liquid asphalt cement for both internal use and sales to third parties in connection with HMA production.
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
Recent Developments
•ROAD-Map 2027. In October 2023, we publicly announced “ROAD-Map 2027,” a comprehensive business plan setting forth our strategic initiatives, growth priorities, and business outlook through fiscal year 2027. ROAD-Map 2027 contemplates several revenue and growth goals, including, among others, revenues exceeding $3 billion by the end of fiscal year 2027.
•2024 Fiscal Year Acquisitions. During the 2024 fiscal year, we completed eight acquisitions across four states, adding to or expanding our operations in Alabama, Georgia, North Carolina and South Carolina. As a result of these acquisitions, we added 11 asphalt plants and a diverse fleet of equipment and vehicles, as well as skilled construction professionals. The total transaction consideration for these acquisitions was approximately $231.7 million. For further discussion regarding these transactions, see Note 4 - Business Acquisitions to the consolidated financial statements included elsewhere in this report.
•Lone Star Paving Acquisition. On November 1, 2024, we acquired all of the outstanding membership units of Asphalt, Inc., LLC (doing business as Lone Star Paving) (“Lone Star Paving” and such acquisition, the “Lone Star Acquisition”), a vertically integrated asphalt manufacturing and paving company headquartered in Austin, Texas, with 10 HMA plants, four aggregate facilities, and one liquid asphalt terminal supporting its operations. The aggregate consideration delivered at the closing of the Lone Star Acquisition consisted of (i) $654.2 million in cash (as adjusted pursuant to the Unit Purchase Agreement, dated as of October 20, 2024, by and among the Company, Lone Star Paving, the selling unit holders party thereto, and John J. Wheeler, in his capacity as the selling unit holders’ representative thereunder) and (ii) 3.0 million shares of Class A common stock. In addition, we agreed to (A) pay cash to the selling unit holders in an amount equal to the working capital remaining in Lone Star Paving at closing, as finally determined (subject to adjustments and offsets to satisfy certain indemnification obligations and any purchase price overpayments), to be paid out in quarterly installments over four quarters following the closing, and (B) purchase from the selling unit holders for $30.0 million in cash an entity that owns certain real property following receipt of specified operational entitlements by such entity. The cash paid at closing was funded from the proceeds of the Term Loan B (as defined herein). For more information about the Lone Star Acquisition, see Note 27 - Subsequent Events to the consolidated financial statements included elsewhere in this report.
•Term Loan B Credit Agreement. On November 1, 2024, we entered into a Term Loan Credit Agreement with Bank of America, N.A., as administrative agent, BofA Securities, Inc., PNC Capital Markets LLC, Regions Capital Markets, a division of Regions Bank, and TD Securities (USA) LLC, each as joint lead arranger and joint bookrunner, and certain other lenders party thereto (the “Term Loan B Credit Agreement”). The Term Loan B Credit Agreement provides for a senior secured first lien term loan facility in the aggregate principal amount of $850.0 million, which amount was fully drawn on November 1, 2024 (the “Term Loan B”). A portion of the proceeds of the Term Loan B was used to finance the cash portion of the consideration for the Lone Star Acquisition, including the repayment of certain outstanding indebtedness of Lone Star Paving and its subsidiaries at closing. The remaining loan proceeds were or will be used (i) to repay the Company’s outstanding borrowings under the revolving credit facility provided by the Term Loan A / Revolver Credit Agreement (as defined below), (ii) to pay fees and expenses incurred in connection with the foregoing debt financing transactions and Lone Star Acquisition and (iii) for working capital and other corporate purposes as permitted by the Term Loan B Credit Agreement. For more information about the Term Loan B Credit Agreement, see Note 27 - Subsequent Events to the consolidated financial statements included elsewhere in this report.

•Credit Agreement Amendments. In May 2024, we and certain of our wholly owned subsidiaries entered into a Third Amendment to our Third Amended and Restated Credit Agreement with PNC Bank, National Association, as administrative agent, and certain other lenders party from time to time thereto (as amended from time to time, the “Term Loan A / Revolver Credit Agreement”) to, among other things, (i) increase the aggregate commitments under the revolving credit facility from $325.0 million to $400.0 million, (ii) reallocate $125.0 million of borrowings previously outstanding under the revolving credit facility to our term loan, (iii) add three new banks to our lender syndicate, (iv) provide for an additional incremental credit facility of up to $200.0 million and (v) update certain affirmative and negative covenants thereunder. Additionally, on October 30, 2024, we entered into a Fourth Amendment to the Term Loan A / Revolver Credit Agreement to, among other things, permit (i) the Lone Star Acquisition, (ii) entry into the Term Loan B Credit Agreement, and (iii) certain liens to be granted to secure the indebtedness incurred under the Term Loan B Credit Agreement on a pari passu basis with the liens securing the Company’s obligations under the Term Loan A / Revolver Credit Agreement. For further discussion regarding the Term Loan A / Revolver Credit Agreement and the foregoing amendments, see Note 11 - Debt and Note 27 - Subsequent Events to the consolidated financial statements included elsewhere in this report.
•Stock Repurchase Program. In April 2024, our board of directors authorized a stock repurchase program under which up to $40 million is available to purchase shares of our outstanding Class A common stock through September 30, 2025. We utilize the stock repurchase program to minimize the dilutive impact of awards granted under our equity incentive plans and to repurchase shares opportunistically. Shares of our Class A common stock may be repurchased from time to time in open market transactions at prevailing market prices, in privately negotiated transactions or by other means in accordance with federal securities laws, including Rule 10b5-1 plans. The stock repurchase program does not obligate us to repurchase any shares of Class A common stock, and the stock repurchase program may be modified, suspended, extended or terminated at any time by our board of directors. The actual timing, number and value of shares of Class A common stock repurchased are determined by a committee of the board of directors at its discretion and depend on a number of factors, including the market price of our Class A common stock, capital allocation alternatives, general market and economic conditions and other corporate considerations. During fiscal 2024, we repurchased a total of 173,741 shares of Class A common stock for an aggregate purchase price of $10.0 million.
We operate in the large and growing highway and road construction industry and specifically within the asphalt paving materials and services segment. Asphalt paving mix is the most common roadway material used today due to its cost effectiveness, durability and reusability, and minimized traffic disruption during paving, as compared to concrete. Recent growth in our industry has been driven by federal, state and local Department of Transportation (“DOT”) budgets, which annually earmark amounts for transportation and infrastructure spending. In November 2021, the federal Infrastructure Investment and Jobs Act (the “IIJA”) was signed into law. The IIJA provides for $548 billion in new infrastructure spending over five years through a reauthorization of traditional surface transportation programs and additional funding for highways, bridges and airports, among other things. In addition, certain states within our markets have recently approved legislation that supports funding for construction of local road, bridge and transit projects. The non-discretionary nature of highway and road construction services and materials supports stable and consistent industry funding. The Inflation Reduction Act of 2022 (the “Inflation Reduction Act”) provides funding for numerous projects and initiatives relevant to the surface transportation industry, including grants for safety and environmental improvements, incentives for the use of construction materials and products with lower levels of embodied greenhouse gas emissions, and streamlined environmental review processes for proposed projects.
Projects and Customers
We provide construction products and services to both public and private infrastructure projects, with an emphasis on highways, roads, bridges, airports, and commercial and residential sites throughout the Sunbelt in Alabama, Florida, Georgia, North Carolina, South Carolina, Tennessee and Texas. We provide a wide range of large sitework construction, including site development, paving, and utility and drainage systems construction, and supply the HMA required for the projects. Our projects consist of both new construction and maintenance services. Publicly funded projects and third-party sales accounted for approximately 63%, and privately funded projects and third-party sales accounted for approximately 37%, of our fiscal 2024 revenues. Our public customers include federal agencies, state DOTs and local municipalities. Our private clients include commercial and residential developers and businesses.
Our largest customers are state DOTs. For the fiscal year ended September 30, 2024, the Florida DOT accounted for 13.6% of our revenues, and projects performed for all DOTs accounted for 40.7% of our revenues. Other than the Florida DOT, no other customer accounted for more than 10% of our revenues for the fiscal year ended September 30, 2024. Our 25 largest projects accounted for 15.7% of our revenues for the fiscal year ended September 30, 2024.
Types of Contracts
Our public customer contracts are primarily fixed unit price contracts. Pricing on a fixed unit price contract is typically based on approved quantities. Our private customer contracts are primarily fixed total price contracts, also known as lump sum contracts, which require that the total amount of work be performed for a single price. We also occasionally enter into design-build contracts, which generally are performed under fixed total price contracts. For the majority of our contracts, we receive our final payment when contracts are near completion or fully completed. For some contracts, we are required to furnish a warranty on our construction. These warranties, when required, are usually one year in length, but can extend up to three years according to the owners’ specifications. Historically, warranty claims have not been material to our business.
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
Contract Backlog
At September 30, 2024, our contract backlog was $2.0 billion, compared to $1.6 billion at September 30, 2023. Contract backlog is a financial measure that generally reflects the dollar value of work that the Company expects to perform in the future. Although contract backlog is not a term recognized under generally accepted accounting principles in the United States (“GAAP”), it is a common measure used in our industry. We generally include a construction project in our contract backlog at the time it is awarded and to the extent we believe funding is probable. Our backlog generally consists of uncompleted work on contracts in progress and contracts for which we have executed a contract but have not commenced the work. For uncompleted work on contracts in progress, we include (i) executed change orders, (ii) pending change orders for which we expect to receive confirmation in the ordinary course of business and (iii) claims that we have made against our customers for which we have determined we have a legal basis under existing contractual arrangements and as to which we consider collection to be probable. Backlog of uncompleted work on contracts under which work was either in progress or had not yet begun was $1.5 billion and $1.3 billion at September 30, 2024 and 2023, respectively.
Our backlog also includes low bid/no contract projects, which consist of (i) public bid projects for which we were the low bidder and no contract has been executed and (ii) private work projects for which we have been notified that we are the low bidder or have been given a notice to proceed, but no contract has been executed. Low bid/no contract backlog was $0.5 billion and $0.3 billion at September 30, 2024 and 2023, respectively. At September 30, 2024, we expected approximately 76% of our contract backlog to be completed during the next 12 months.
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
Seasonality
The activity of our business fluctuates due to seasonality because our business is primarily conducted outdoors. Therefore, seasonal changes and other weather-related conditions, in particular extended snowy, rainy or cold weather and major weather events, such as hurricanes, tornadoes, tropical storms and heavy snows, can adversely affect our business and operations through a decline in both the use of our products and the demand for our services. In addition, construction materials production and shipment levels follow activity in the construction industry, which typically occurs in the spring, summer and fall. Warmer and drier weather during our third and fourth fiscal quarters typically result in higher activity and revenues during those quarters. Our first and second fiscal quarters typically have lower levels of activity due to adverse weather conditions. Our third fiscal quarter varies greatly with spring rains and wide temperature variations. A cool, wet spring increases drying time on projects, which can delay revenue, while a warm, dry spring may facilitate earlier project commencement dates.
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
Government and Environmental Regulations
Our operations are subject to stringent and complex federal, state and local laws and regulations governing the environmental, health and safety aspects of our operations or otherwise relating to environmental protection. These laws and regulations impose numerous obligations and limitations on our operations, including:
•zoning and other requirements to obtain a permit or other approval before conducting regulated activities;
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
Such federal laws include, but are not limited to, (i) the Federal Solid Waste Disposal Act, as amended by the Resource Conservation and Recovery Act, the Pollution Prevention Act and the Comprehensive Environmental Response, Compensation and Liability Act, governing solid and hazardous waste management, (ii) the Clean Air Act, the Clean Water Act and the Safe Drinking Water Act, protecting air and water resources, and (iii) the Emergency Planning and Community Right-to-Know Act and Toxic Substances Control Act, governing the management of hazardous materials, (iv) the federal Mine Safety and Health Act of 1977, requiring certain disclosures of mining-related health and safety violations, orders, citations, assessments, legal actions, and mining-related fatalities, and (v) the Occupational Safety and Health Act, governing working conditions for workers, in addition to analogous state laws. Numerous governmental authorities, such as the Environmental Protection Agency and corresponding state agencies, have the power to enforce compliance with these laws and regulations and the permits issued under them. Such enforcement actions often involve difficult and costly compliance measures or corrective actions. Failure to comply with these laws and regulations may result in the assessment of sanctions, including administrative, civil or criminal penalties, compensatory damages, injunctive relief, the imposition of investigatory or remedial obligations, and the issuance of orders limiting or prohibiting some or all of our operations. In addition, we may experience delays in obtaining, or be unable to obtain, required permits, which may delay or interrupt our operations and limit our growth and revenue.
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
We have incurred, and may in the future incur, significant capital and operating expenditures to comply with such laws and regulations. To the extent that laws are enacted or other governmental action is taken that restricts our operations or imposes more stringent and costly operating, waste handling, disposal and cleanup requirements, our business, prospects, financial condition or results of operations could be materially adversely affected. New laws, regulations and changing interpretations by regulatory authorities may increase our future expenditures to comply with environmental requirements.
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
Employees and Human Capital Resources
As of September 30, 2024, we employed 1,325 salaried employees and 3,595 hourly employees. The total number of hourly personnel at a given time is subject to the volume of projects in progress and fluctuates on a seasonal basis. During fiscal year 2024, the number of hourly employees ranged from 3,044 to 3,595 employees and averaged 3,256 employees. As of November 20, 2024, after giving effect to the Lone Star Acquisition, we employed 1,484 salaried employees and 4,218 hourly employees. We are not subject to any collective bargaining agreements with respect to any of our employees. We believe that we have strong relationships with our employees.
Our business depends on a readily available supply of management, supervisory and field personnel. Attracting, training and retaining key personnel has been and will remain critical to our success. Through the use of our management information systems, on-the-job training, and educational seminars, employees are trained to understand the importance of project execution. We place additional focus on training related to estimating, project management and project cost control. Our crews typically specialize in a specific phase of construction, such as grading or paving, with each crew member assigned to a specific task in order to maximize daily production. A core tenet of our organizational philosophy is to promote from within and offer advancement opportunities at all levels of employment, which helps us retain talented employees. Moreover, we proactively recruit additional talent in both conventional and creative manners to fill open positions when promoting internally is not an option. Like others in our industry, we experience some recurring employee turnover; however, we have historically been able to attract sufficient numbers of personnel to support the growth of our operations. Nonetheless, we continue to face competition for experienced workers in all of our markets.
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

Website Information
We maintain a website at www.constructionpartners.net. Certain corporate governance information, filings with the Securities and Exchange Commission (the “SEC”) and other information of potential interest to our stockholders are available free of charge through the “Investors” page of our website. These include, for example, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These documents are made available as soon as reasonably practicable after they are filed with, or furnished to, the SEC. Information on, or accessible through, our website is not part of or incorporated into this Annual Report on Form 10-K. We have included the website address only as an inactive textual reference and do not intend for it to be an active link to the website. We will provide electronic or paper copies of our periodic and current reports to stockholders free of charge upon written request to: Construction Partners, Inc., Attention: Corporate Secretary, 290 Healthwest Drive, Suite 2, Dothan, Alabama 36303. In addition, the SEC maintains a website at www.sec.gov that contains reports, proxy and information statements and other information regarding us and other issuers that file electronically with the SEC.

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
Risks Related to our Business
A significant slowdown or decline in economic conditions, particularly in the southern United States, could adversely impact our results of operations.
We currently operate in Alabama, Florida, Georgia, North Carolina, South Carolina, Tennessee and Texas. A significant slowdown or decline in economic conditions or uncertainty regarding the economic outlook in the United States generally, or in any of these states particularly, could reduce demand for infrastructure projects. Demand for infrastructure projects depends on overall economic conditions, the need for new or replacement infrastructure, the priorities placed on various projects funded by governmental entities and federal, state and local government spending levels. In particular, low tax revenues, credit rating downgrades, budget deficits and financing constraints, including timing and amount of federal funding and competing governmental priorities, could negatively impact the ability of government agencies to fund existing or new public infrastructure projects. In addition, any instability in the financial and credit markets could negatively impact our customers’ ability to pay us on a timely basis, or at all, for work on projects already in progress, could cause our customers to delay or cancel construction projects in our contract backlog and could create difficulties for customers to obtain adequate financing to fund new construction projects, including through the issuance of municipal bonds.
Our business depends on federal, state and local government spending for public infrastructure construction, and reductions in government funding could adversely affect our results of operations.
During the fiscal year ended September 30, 2024, we generated approximately 63% of our construction contract revenues from publicly funded construction projects and the sale of construction materials to public customers at the federal, state and local levels. As a result, if publicly funded construction decreases due to reduced federal, state or local funding or otherwise, our financial condition, results of operations and liquidity could be materially adversely affected.
Federal highway bills provide spending authorizations that represent the maximum amounts available for federally funded construction projects. Each year, Congress passes an appropriation act establishing the amount that can be used for particular programs. The annual funding level is generally tied to receipts of highway user taxes placed in the federal Highway Trust Fund. Once Congress passes the annual appropriation, the federal government distributes funds to each state based on formulas or other procedures. States generally must spend these funds on the specific programs outlined in the federal legislation. In recent years, the Highway Trust Fund has faced insolvency as outlays have outpaced revenues, and annual shortfalls have been addressed primarily by short-term measures. In November 2021, the IIJA was signed into law, which provided additional funding for highways, bridges and airports over a five-year period. In addition, the Inflation Reduction Act passed in August 2022 has provided funding for a variety of infrastructure-related programs. Although these laws provide for funding at historically high levels, the timing, nature and scale of the projects for which these funds under these programs or otherwise will be used remains uncertain given variations in the appropriation processes at the federal and state levels. As a result, we cannot be assured of the existence, timing or amount of future federal highway funding. Federal highway funding is also subject to uncertainties associated with congressional spending as a whole, including the potential impacts of budget deficits, government shutdowns and federal sequestration. Any reduction in federal highway funding, particularly in the amounts allocated to states in which we operate, could have a material adverse effect on our results of operations.

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
Our largest customers are state DOTs. During the fiscal year ended September 30, 2024, the Florida DOT accounted for 13.6% of our revenues, and projects performed for all state DOTs accounted for 40.7% of our revenues. Subsequent to the fiscal year ended September 30, 2024, we completed the Lone Star Acquisition. The customers of Lone Star Paving include the Texas Department of Transportation (“TxDOT”), local municipalities, heavy civil contractors, and commercial and residential developers. As result of the Lone Star Acquisition, we anticipate that TxDOT will be among our top five customers (based on revenues) in the fiscal year ending September 30, 2025. We believe that we will continue to rely on state DOTs for a substantial portion of our revenues for the foreseeable future. The loss or reduction of our ability to competitively bid for certain projects or successfully contract with state DOTs could have a material adverse effect on our financial condition, results of operation and liquidity. See Note 2 - Significant Accounting Policies, Concentration of Risks, to the consolidated financial statements included elsewhere in this report for information relating to concentrations of revenues by type of customer and for a description of our largest customers.
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
Inflation and supply chain disruptions have the potential to adversely affect our business, financial condition and results of operations, particularly if we are unable to pass through increased costs to our customers. In recent years, we experienced an upward trend in several inflation-sensitive inputs that we use to provide our products and services, including upward pressure on wages and increases in the cost of raw materials used to produce HMA and other items critical to our business, including fuel, concrete and steel. We also experienced disruptions from various participants in our supply chains, including subcontractors, materials suppliers and equipment manufacturers, who provide the raw materials, equipment, vehicles, construction supplies and other services we require in order to manufacture HMA and perform our construction projects. Although we have been able to mitigate some of the effects of inflation, supply chain disruptions and upward wage pressures on our business by increasing prices for our products and including the anticipated cost increases in the construction projects for which we bid, we may not be able to do so in the future. In addition, we are limited in our ability to pass through increased costs for projects already in our backlog, and if we are unable to do so, we may not recoup our losses or diminished profit margins. If we experience significant inflation or supply chain disruptions going forward, we may be required to implement further price adjustments to maintain our profit margin, and any price increases may have a negative effect on demand.

Because our industry is capital-intensive and we have significant fixed and semi-fixed costs, our profitability is sensitive to changes in volume.
The property, plants and equipment needed to produce our products and provide our services are expensive. We must spend a substantial amount of capital to purchase and maintain such assets. Although we believe our current cash balance, along with our projected internal cash flows and available financing sources, will provide sufficient cash to support our currently anticipated operating and capital needs, if we are unable to generate sufficient cash to purchase and maintain the property, plants and equipment necessary to operate our business, or if the timing of payments on our receivables is delayed, we may be required to reduce or delay planned capital expenditures or to incur additional indebtedness. In addition, due to the level of fixed and semi-fixed costs associated with our business, particularly at our HMA production facilities, aggregates facilities and our mobile equipment fleets, volume decreases could have a material adverse effect on our financial condition, results of operations or liquidity.
The success of our business depends, in part, on our ability to execute on our acquisition strategy, to successfully integrate acquired businesses and to retain key employees of acquired businesses.
Since our inception, we have acquired and integrated 48 complementary businesses, which have contributed significantly to our growth. We continue to evaluate strategic acquisition opportunities that have the potential to support and strengthen our business, including acquisitions in the southern United States, as part of our ongoing growth strategy. We cannot predict the timing or size of any future acquisitions. To successfully acquire a target, we may need to raise additional equity and/or incur additional indebtedness, which could increase our leverage level. We may be unable to identify and complete acquisition transactions on favorable terms, or at all. The investigation of acquisition candidates and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments require substantial management time and attention and costs for accountants, attorneys and others. If we fail to complete any acquisition for any reason, including events beyond our control, the costs incurred up to that point for the proposed acquisition likely would not be recoverable.
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
In addition, potential acquisition targets may be in states in which we do not currently operate. For example, on November 1, 2024, we acquired Lone Star Paving in Texas, a geographic region in which the Company has not historically operated. The Lone Star Acquisition or any future acquisition in a new geographic region could result in unforeseen operating challenges and difficulties in coordinating geographically dispersed operations, personnel and facilities and subject us to unfamiliar legal requirements.
We cannot guarantee that we will achieve synergies and cost savings in connection with recent and future acquisitions. Many of the businesses that we previously acquired, and businesses that we may acquire in the future, could have unaudited financial statements that are prepared by management and are not independently reviewed or audited, and such financial statements could be materially different if they were independently reviewed or audited. We cannot guarantee that we will continue to acquire businesses at valuations consistent with our prior acquisitions or that we will complete future acquisitions at all. We also cannot know whether there will be attractive acquisition opportunities at reasonable prices, that financing will be available or that we can successfully integrate acquired businesses into our existing operations. In addition, our results of operations from these acquisitions could, in the future, result in impairment charges for any of our intangible assets, including goodwill or other long-lived assets, particularly if economic conditions worsen unexpectedly.
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
Our construction operations occur outdoors in an area of the country in which weather events such as hurricanes, tornadoes and tropical storms are common and snow frequently occurs in certain markets in the winter. For example, Hurricanes Debby, Francine and Helene all made landfall in the southeastern United States during our fourth fiscal quarter of 2024 and disrupted operations in various portions of our geographic footprint through flooding, extended power outages and road closures, among other issues. These and similar seasonal changes and adverse weather conditions, such as extended snowy, rainy or cold weather, can adversely affect our business operations through a decline in the use and production of HMA, a decline in the demand for our construction services, alterations and delays in our construction schedules, extended power outages limiting the use of plants and equipment and reduced efficiencies in our contracting operations, resulting in under-utilization of crews and equipment and lower contract profitability. Climate change may lead to increased extreme weather and changes in precipitation and temperature, including natural disasters. Should the impact of climate change be significant or occur for lengthy periods of time, our financial condition or results of operations would be adversely affected.
We depend on our information technology systems and processes, which are subject to cybersecurity and data leakage risks.
We depend on information technology systems and infrastructure that could be damaged or interrupted by a variety of factors. Any significant breach, breakdown, destruction or interruption of these systems has the potential to negatively affect our operations. We could experience a business interruption, theft of information or reputational damage as a result of a cybersecurity attack, such as the infiltration of a data center, or data leakage of confidential information either internally or through our third-party providers. Although we have invested in the protection of our data and information technology to reduce these risks and periodically test the security of our information systems network, our efforts may not prevent breakdowns or breaches in our systems that could have a material adverse effect on our financial condition, results of operations and liquidity. Similarly, our suppliers rely extensively on computer systems to process transactions and manage their businesses and, thus, are also at risk of, and may be impacted by, cybersecurity attacks. Although we have not experienced a material cybersecurity incident or business interruption event to date, an interruption in the business operations of our suppliers and other third parties with which we do business resulting from a cybersecurity attack could indirectly impact our business operations.

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
At September 30, 2024, our contract backlog was $2.0 billion, compared to $1.6 billion at September 30, 2023. Our contract backlog generally consists of construction projects for which we either have an executed contract or commitment with a client or have submitted the currently lowest bid. Contract backlog does not include external sales of HMA, aggregates and liquid asphalt cement. Moreover, our contract backlog reflects our expected revenues from the contract, commitment or bid, which is often subject to revision over time. We cannot guarantee that the revenues projected in our contract backlog will be realized or, if realized, will be profitable. Projects reflected in our contract backlog may be affected by project cancellations, scope adjustments, time extensions or other changes. Such changes may adversely affect the revenues and profit we ultimately realize on these projects.
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
Our operations are subject to stringent and complex federal, state and local laws and regulations governing the release of pollutants and materials into the environment or otherwise relating to environmental protection and public health and safety. These laws and regulations impose numerous obligations applicable to our operations, including requirements to obtain a permit or other approval before conducting regulated activities; restrictions on the types, quantities and concentration of materials that can be released into the environment; limitations on activities on certain lands lying within wilderness, wetlands, and other protected areas; and assessments of substantial liabilities for pollution resulting from our operations. For example, a number of governmental bodies have finalized, proposed or are contemplating legislative and regulatory actions to reduce emissions of greenhouse gases, such as monitoring, reporting and emissions control requirements for certain large sources of greenhouse gases and greenhouse gas cap-and-trade programs. Because we emit greenhouse gases through the manufacture of HMA products and through the combustion of fossil fuels as part of our mining and road construction services, any such laws and regulations applicable to jurisdictions in which we operate could require us to incur costs to reduce greenhouse gas emissions associated with our operations.
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

Numerous government authorities, such as the U.S. Environmental Protection Agency and analogous state agencies, have the power to enforce compliance with these laws and the permits issued under them. Such enforcement actions often involve difficult and costly compliance measures or corrective actions. Certain environmental laws impose strict liability (i.e., no showing of “fault” is required) or joint and several liability for costs required to remediate and restore sites where hazardous substances, hydrocarbons or solid wastes have been stored or released. Failure to comply with these laws and regulations may result in the assessment of sanctions, including administrative, civil or criminal penalties, compensatory damages, injunctive relief, the imposition of investigatory or remedial obligations, and the issuance of orders limiting or prohibiting some or all of our operations. In addition, we may experience delays in obtaining, or be unable to obtain, required permits, which may delay or interrupt our operations and limit our growth and revenue.
In certain instances, citizen groups also have the ability to bring legal proceedings against us if we are not in compliance with environmental laws, or to challenge our ability to receive environmental permits that we need to operate. In addition, claims for damages to persons or property, including natural resources, may result from the environmental, health and safety impacts of our operations. Our insurance may not cover all environmental risks and costs or may not provide sufficient coverage if an environmental claim is made against us. Moreover, public interest in the protection of the environment has increased dramatically in recent years. The trend of more expansive and stringent environmental legislation and regulations applied to our industry could continue, resulting in increased costs of doing business and, consequently, affecting profitability. Additionally, legal requirements are changing frequently and are subject to interpretation. New laws, regulations and changing interpretations by regulatory authorities may increase our future expenditures to comply with environmental requirements, which could adversely affect our business and results of operations.
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
Our operations are subject to a variety of federal, state and local employment-related laws and regulations, including, but not limited to, the U.S. Fair Labor Standards Act, which governs such matters as minimum wages, the Family Medical Leave Act, overtime pay, compensable time, recordkeeping and other working conditions, Title VII of the Civil Rights Act, the Employee Retirement Income Security Act, the Americans with Disabilities Act, the National Labor Relations Act, regulations of the Equal Employment Opportunity Commission, regulations of the Office of Civil Rights, regulations of the Department of Labor, regulations of state attorneys general, federal and state wage and hour laws, and a variety of similar laws enacted by the federal and state governments that govern these and other employment-related matters. As our employees are located in a number of states, compliance with these evolving federal, state and local laws and regulations could substantially increase our cost of doing business. In recent years, companies have been subject to lawsuits, including class action lawsuits, alleging violations of federal and state law regarding workplace and employment matters, overtime wage policies, discrimination and similar matters, some of which have resulted in the payment of meaningful damages by the defendants. Similar lawsuits may be threatened or instituted against us from time to time, and we may incur damages and expenses resulting from lawsuits of this type, which could have a material adverse effect on our business, financial condition or results of operations. We are currently subject to employee-related legal proceedings in the ordinary course of business. While we believe that we have adequate reserves for those losses that we believe are probable and can be reasonably estimated, the ultimate results of legal proceedings and claims cannot be predicted with certainty.
Financial Risks
Our substantial indebtedness could adversely affect our financial condition and prevent us from fulfilling our obligations.
Our debt consists primarily of our borrowings under our (i) Term Loan A / Revolver Credit Agreement, which provides for a senior first lien term loan facility, under which $392.2 million of principal was outstanding at as of September 30, 2024 (the “Term Loan A”) and a $400.0 million revolving credit facility (the “Revolving Credit Facility”) and (ii) Term Loan Credit Agreement with Bank of America, N.A., as administrative agent, and certain lenders party from time to time thereto (the “Term Loan B Credit Agreement,” and together with the Term Loan A / Revolver Credit Agreement, the “Credit Agreements”), which provides for a fully drawn senior secured first lien term loan facility in the aggregate principal amount of $850 million (the “Term Loan B,” and together with the Term Loan A, the “Term Loans”).

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
Volatility in the credit markets, including due to changes in interest rates in the United States, may further increase our interest payments. We have secured overnight financing rate (“SOFR”)-based floating rate borrowings under the Credit Agreements, which expose us to variability in interest payments due to changes in the reference interest rates. SOFR has a limited history as a reference rate, and changes in SOFR have, on occasion, been more volatile than changes in other benchmark or market rates. As a result, the amount of interest we may pay on our variable rate indebtedness is difficult to predict.

Although the Credit Agreements restrict our ability to incur additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, and we could incur substantial additional indebtedness in compliance with these restrictions. This could reduce our ability to satisfy our current obligations and further exacerbate the risks to our financial condition described above.
The Credit Agreements restrict our ability to engage in some business and financial transactions.
The Credit Agreements contain a number of covenants that limit our ability to incur additional indebtedness or guarantees, create liens on assets, change our or our subsidiaries’ fiscal year, enter into sale and leaseback transactions, enter into certain restrictive agreements, engage in mergers or consolidations, participate in partnerships and joint ventures, sell assets, incur additional liens, pay dividends or distributions and make other restricted payments, make investments, loans or advances, repay or amend the terms of subordinated indebtedness, make acquisitions, enter into certain operating leases, enter into certain hedge transactions, amend material contracts and engage in certain transactions with affiliates. The Term Loan A / Revolver Credit Agreement also requires us to maintain a fixed charge coverage ratio and a consolidated leverage ratio, and the Credit Agreements contain certain customary representations and warranties, affirmative covenants and events of default (including, among others, an event of default upon a change of control). If an event of default occurs, the lenders under the Credit Agreements will be entitled to accelerate amounts due thereunder and take other actions permitted to be taken by a secured creditor, subject to an intercreditor agreement between the administrative agent under each Credit Agreement on behalf of the lenders party to each Credit Agreement. If our indebtedness is accelerated, we cannot be certain that we will have sufficient funds available to pay the accelerated indebtedness or that we will have the ability to refinance the accelerated indebtedness on terms favorable to us or at all.
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
At September 30, 2024 and 2023, we had $231.7 million and $159.3 million, respectively, of goodwill recorded on our Consolidated Balance Sheets. We assess goodwill for impairment annually or more often if required. Our assessments involve a number of estimates and assumptions that are inherently subjective and require significant judgment regarding highly uncertain matters that are subject to change. The use of different assumptions or estimates could materially affect the determination as to whether or not an impairment has occurred. In addition, if future events are less favorable than what we assumed or estimated in our impairment analysis, we may be required to record an impairment charge, which could have a material impact on our consolidated financial statements.
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

We are required to comply with certain provisions of Section 404, which requires that we document and test our internal control over financial reporting and issue management’s assessment of our internal control over financial reporting. Section 404 also requires that our independent registered public accounting firm opine on those internal controls. The out-of-pocket costs, diversion of management’s attention from running the day-to-day operations and operational changes caused by the need to comply with the requirements of Section 404 have been significant, and we expect to continue to incur substantial costs in connection with our compliance efforts. If we fail to comply with the requirements of Section 404, or if we or our auditors identify and report any material weaknesses, the accuracy and timeliness of the filing of our annual and quarterly reports may be materially adversely affected and could cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our Class A common stock. In addition, a material weakness in the effectiveness of our internal control over financial reporting could result in an increased chance of fraud and the loss of customers, reduce our ability to obtain financing, subject us to investigations by the SEC or other regulatory authorities and require additional expenditures to comply with these requirements, each of which could have a material adverse effect on our business, results of operations and financial condition.

Risks Relating to Ownership of Our Class A Common Stock
The dual class structure of our common stock has the effect of concentrating voting control with holders of our Class B common stock, which limits the ability of holders of our Class A common stock to influence corporate matters.
Our Class B common stock has ten votes per share, and our Class A common stock has one vote per share. As of November 20, 2024, our outstanding Class B common stock represented approximately 65.5% of the total voting power of our outstanding common stock. The shares of Class B common stock are owned primarily by (i) SunTx Capital Partners, a private equity firm based in Dallas, Texas (“SunTx”), and funds that it manages, (ii) SunTx principals and their respective affiliates and family members, and (iii) certain members of management and our board of directors. Because of the ten-to-one voting ratio between our Class B common stock and our Class A common stock, the holders of our Class B common stock collectively control a majority of the combined voting power of our common stock and therefore control the outcome of all matters submitted to our stockholders. This concentrated control limits or precludes the ability of holders of Class A common stock to influence corporate matters for the foreseeable future. Future transfers of shares of our Class B common stock generally result in those shares converting into shares of our Class A common stock, with limited exceptions. The conversion of shares of our Class B common stock into our Class A common stock will have the effect, over time, of increasing the relative voting power of each remaining share of Class B common stock.
Future sales, or the perception of future sales, of Class A common stock by us or our existing stockholders in the public market could cause the market price for Class A common stock to decline.
As of November 20, 2024, we had outstanding a total of 46,963,255 shares of Class A common stock and 8,914,045 shares of Class B common stock that are convertible at any time into an equal number of shares of Class A common stock. The sale of shares of Class A common stock, or the perception of future sales by us or our existing stockholders, could harm the prevailing market price of shares of Class A common stock. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. We have in the past, and we may in the future, issue our securities in connection with offerings or acquisitions, and the number of shares issued or issuable thereafter could constitute a material portion of the then-outstanding shares of Class A common stock. Any such issuance would result in dilution to holders of Class A common stock.
SunTx, together with its principals and their respective affiliates and family members (collectively, the “SunTx Group”), controls us, and their interests may conflict with ours or yours in the future.
As of November 20, 2024, the SunTx Group beneficially owned approximately 1.0% of our outstanding Class A common stock and approximately 79.0% of our outstanding Class B common stock, representing approximately 52.1% of the combined voting power of our common stock. Each share of our Class B common stock has ten votes per share, and each share of our Class A common stock has one vote per share. As a result, the SunTx Group has the ability to elect all of the members of our board of directors and thereby control our policies and operations, including the appointment of management, future issuances of our Class A common stock or other securities, the payment of dividends, if any, on our Class A common stock, our ability to incur or issue debt, amendments to our amended and restated certificate of incorporation and amended and restated bylaws and our entry into extraordinary transactions. This concentration of voting control could deprive you of an opportunity to receive a premium for your shares of our Class A common stock as part of a sale of our Company and ultimately might affect the market price of our Class A common stock. In addition, we have engaged, and expect to continue to engage, in related party transactions involving the SunTx Group and certain companies controlled by its members. As a result, the interests of the SunTx Group may not in all cases be aligned with your interests.

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
We do not intend to pay cash dividends on our Class A common stock in the foreseeable future. Any future determination as to the declaration and payment of cash dividends will be at the discretion of our board of directors and will depend upon our financial condition, results of operations, contractual restrictions, capital requirements, business prospects and other factors deemed relevant by our board of directors. In addition, the Credit Agreements restrict our ability to pay cash dividends. As a result, only appreciation of the price of our Class A common stock, which may not occur, will provide a return to our stockholders.

Item 1B. Unresolved Staff Comments.
None.

Item 1C. Cybersecurity

Risk Management and Strategy

As part of our enterprise risk management function, we have implemented processes to assess, identify and manage the material risks facing our company, including risks from cybersecurity threats. Our enterprise risk management function represents our overall risk management system. Our cybersecurity program is built upon recognized security frameworks. We believe that our processes provide us with a comprehensive assessment of potential cybersecurity threats. We conduct regular scans, penetration tests, and vulnerability assessments to identify any potential threats or vulnerabilities in our systems. Our processes to assess, identify and manage the material risks from cybersecurity threats include the risks arising from threats associated with third-party service providers, including cloud-based platforms.

We have developed a cybersecurity incident response plan that provides a documented framework for handling cybersecurity incidents and facilitates coordination across multiple parts of the Company. Dedicated members of our information security team, led by our Senior Vice President, Information Technology and our Director of Information Security, continuously monitor threat intelligence feeds, handle vulnerability management and respond to incidents. In addition, we periodically perform simulations and drills at a technical level.

Internally, we have a security awareness training platform that includes training to reinforce our information technology and security policies, standards and practices, and we require that our employees comply with these policies. The cybersecurity awareness training platform offers training on how to identify potential cybersecurity risks and protect our resources and information. This training is mandatory for all employees on a periodic basis, and it is supplemented by testing initiatives, including periodic phishing tests.

From time to time, we engage third-party service providers to enhance our risk mitigation efforts. For instance, we have engaged an independent cybersecurity advisor to evaluate our cybersecurity controls and a cybersecurity firm to conduct continuous threat detection, response and remediation.

To date, we have not experienced a cybersecurity incident that has had a material impact on our business strategy, results of operations or financial condition, and we currently do not expect that the risks from cybersecurity threats are reasonably likely to materially affect us, including our business strategy, results of operations or financial condition. However, as discussed more fully under “Item 1A. Risk Factors,” cybersecurity attacks are continually evolving to become more sophisticated and, while we have invested in the protection of our data and information technology to reduce the risk of a cybersecurity incident, our efforts may not be effective in preventing breakdowns or breaches in our systems.

Governance

Role of the Board. Our board of directors exercises direct oversight of our strategic risks through its oversight of our enterprise risk management function. The Audit Committee of the board of directors in particular is responsible for overseeing our IT security controls and the adequacy of our IT security program, compliance and controls with management. As part of such oversight, the board of directors, including members of the Audit Committee, receive periodic reports from management and our third-party service providers to assess the primary cybersecurity risks we face.

Role of Management. Our Senior Vice President, Information Technology and our Director of Information Security are together responsible for the day-to-day management of our cybersecurity risks. These professionals have extensive experience in the information technology area, including cybersecurity. In particular, our Senior Vice President, Information Technology has more than 30 years of professional experience in the field of management information systems and information security, including with other companies in our industry. Further, our Director of Information Security has more than 20 years of experience in the information security area, with a career spanning roles with the U.S. Air Force, healthcare, academia and private consulting, and holds various certifications related to cybersecurity.

Security Incident Response Plan. We have a security incident response plan in place. The incident response plan is a set of coordinated procedures that our incident response team executes with the goal of ensuring timely and accurate resolution of cybersecurity incidents.

Item 2. Properties.
Our principal executive office is located in Dothan, Alabama, in a building that we own. As of November 20, 2024, we operated (i) 84 HMA plants in Alabama, Florida, Georgia, North Carolina, South Carolina, Tennessee and Texas, (ii) 17 aggregates facilities in Alabama, Florida, Georgia and Texas and (iii) three liquid asphalt terminals in Alabama, Florida and Texas. Our HMA plants operate at varying levels of utilization depending on market conditions. We maintain offices at our HMA plants, aggregates facilities and terminals as we determine to be appropriate under the circumstances. We consider our plants and other physical properties, whether owned or leased, to be suitable, adequate, and of sufficient productive capacity to meet the requirements of our business. However, we routinely evaluate the purchase or lease of additional properties or the consolidation of our properties as our business needs change.
The table below summarizes the locations and the nature of our ownership or leasehold interest in each of our HMA plants, aggregates facilities and liquid asphalt terminals as of November 20, 2024.

	HMA Plants		Aggregates Facilities		Liquid Asphalt Terminals
Location	Owned	Leased	Owned	Leased	Owned	Leased
Alabama	8	6	6	3	1	—
Florida	10	2	1	—	1	—
Georgia	9	3	1	2	—	—
North Carolina	12	11	—	—	—	—
South Carolina	4	6	—	—	—	—
Tennessee	—	3	—	—	—	—
Texas	7	3	3	1	1	—
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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market for Our Common Stock
Our Class A common stock is listed and trades on The Nasdaq Global Select Market under the symbol “ROAD.” There is no established public trading market for our Class B common stock.
Holders
As of November 20, 2024, there were 46,963,255 shares of our Class A common stock outstanding, held by 182 stockholders of record. The actual number of beneficial holders of our Class A common stock is significantly greater than the number of record holders and includes stockholders who are beneficial owners, but whose shares are held by banks, brokers and other nominees. The last sale price for a share of our Class A common stock as reported on the Nasdaq Global Select Market on November 20, 2024 was $91.31.
As of November 20, 2024, there were 8,914,045 shares of our Class B common stock outstanding, held by 40 stockholders of record.
Dividends
Holders of our Class A and Class B common stock receive dividends if and when declared by our board of directors out of legally available funds. We do not anticipate declaring or paying any cash dividends in the foreseeable future. Any future determination as to the declaration and payment of dividends will be at the discretion of our board of directors and will depend on then-existing conditions, including our financial condition, results of operations, contractual restrictions, capital requirements, business prospects and other factors that our board of directors considers relevant. In addition, the Credit Agreements restrict our ability to pay cash dividends to the holders of our common stock unless, after giving effect to such dividend, we would remain in compliance with the financial covenants and, at the time any such dividend is made, no default or event of default exists or would result from the payment of such dividend.
Recent Sales of Unregistered Securities
There were no sales of unregistered equity securities during the period covered by this report that were not previously reported in a Quarterly Report on Form 10-Q or a Current Report on Form 8-K.
Issuer Purchases of Equity Securities
The following table sets forth information regarding the repurchase of shares of our Class A common stock during the three months ended September 30, 2024:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (1)
July 1, 2024 through July 31, 2024	44,002	$57.62	44,002	$32,194,980
August 1, 2024 through August 31, 2024	36,331	$59.82	36,331	$30,021,791
September 1, 2024 through September 30, 2024	—	$—	—	$30,021,791
Total	80,333	$58.60	80,333

(1) In April 2024, the board of directors authorized the Company to purchase up to $40.0 million of our Class A common stock in open market purchases, privately negotiated transactions or by other means. The stock repurchase plan expires September 30, 2025. The specific timing and amount of any future purchases will vary based on market conditions, securities law limitations and other factors.

Stock Performance Graph
The following graph compares the cumulative five-year total return provided to the Company’s Class A common stock holders relative to the cumulative total returns of the NASDAQ Composite Index and the Dow Jones U.S. Heavy Construction Index. The graph tracks the performance of a $100 investment in our Class A common stock and in each index (with the reinvestment of all dividends) from September 30, 2019 through September 30, 2024.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
$700.00
$600.00
$500.00
$400.00
$300.00
$200.00
$100.00
$—
Dollars
2019
2020
2021
2022
2023
2024
Fiscal Year Ended September 30,
Construction Partners, Inc.
NASDAQ Composite Index
Dow Jones US Heavy Construction Index

	Value as of September 30,
	2019	2020	2021	2022	2023	2024
Construction Partners, Inc.	$128.76	$150.41	$275.79	$216.78	$302.15	$576.86
NASDAQ Composite Index	$99.42	$138.79	$179.57	$131.43	$164.29	$226.05
Dow Jones US Heavy Construction Index	$97.52	$94.70	$162.83	$175.64	$226.32	$330.17

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
Overview
We are a civil infrastructure company that specializes in the building and maintenance of transportation networks. Our operations leverage a highly-skilled workforce, strategically located HMA plants, substantial construction assets and select material deposits. We provide construction products and services to both public and private infrastructure projects, with an emphasis on highways, roads, bridges, airports and commercial and residential sites throughout the Sunbelt in Alabama, Florida, Georgia, North Carolina, South Carolina, Tennessee and Texas.
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
Recent Developments
Contract Backlog
At September 30, 2024, our contract backlog was $2.0 billion. Contract backlog is a financial measure that reflects the dollar value of work that the Company expects to perform in the future. We include a construction project in our contract backlog at the time it is awarded and to the extent we believe funding is probable. Our backlog consists of uncompleted work on contracts in progress and contracts for which we have executed a contract but have not commenced the work. For uncompleted work on contracts in progress, we include (i) executed change orders, (ii) pending change orders for which we expect to receive confirmation in the ordinary course of business and (iii) claims that we have made against our customers for which we have determined we have a legal basis under existing contractual arrangements and as to which we consider collection to be probable. Backlog of uncompleted work on contracts under which work was either in progress or had not yet begun was $1.5 billion at September 30, 2024. Our contract backlog also includes low bid/no contract projects, which consist of (i) public bid projects for which we were the low bidder and no contract has been executed and (ii) private work projects for which we have been notified that we are the low bidder or have been given a notice to proceed, but no contract has been executed. Low bid/no contract backlog was $0.5 billion at September 30, 2024.
2024 Fiscal Year Business Acquisitions
During the 2024 fiscal year, we completed eight acquisitions across four states, adding to or expanding our operations in Alabama, Georgia, North Carolina and South Carolina. As a result of these acquisitions, we added eleven asphalt plants and a diverse fleet of equipment and vehicles, as well as skilled construction professionals. For further discussion regarding these transactions, see Note 4 - Business Acquisitions to the consolidated financial statements included elsewhere in this report.
Lone Star Paving Acquisition
On November 1, 2024, we acquired all of the outstanding membership units of Asphalt, Inc., LLC (doing business as Lone Star Paving) (“Lone Star Paving” and the acquisition, the “Lone Star Acquisition”), a vertically integrated asphalt manufacturing and paving company headquartered in Austin, Texas, with 10 HMA plants, four aggregate facilities, and one liquid asphalt terminal supporting its operations. The aggregate consideration delivered at the closing of the Lone Star Acquisition consisted of (i) $654.2 million in cash (as adjusted pursuant to the Unit Purchase Agreement, dated as of October 20, 2024, by and among the Company, Lone Star Paving, the selling unit holders party thereto, and John J. Wheeler, in his capacity as the selling unit holders’ representative thereunder) and (ii) 3.0 million shares of our Class A common stock. In addition, we agreed to (i) pay cash to the selling unit holders in an amount equal to the working capital remaining in Lone Star Paving at closing, as finally determined (subject to adjustments and offsets to satisfy certain indemnification obligations and any purchase price overpayments), to be paid out in quarterly installments over four quarters following the closing, and (ii) purchase from the selling unit holders for $30.0 million in cash an entity that owns certain real property following receipt of specified operational entitlements by such entity. The cash paid at closing was funded from the proceeds of the Term Loan B (as defined below). For more information about the Lone Star Acquisition, see Note 27 - Subsequent Events to the consolidated financial statements included elsewhere in this report.
Term Loan B Credit Agreement
On November 1, 2024, we entered into a Term Loan Credit Agreement with Bank of America, N.A., as administrative agent, BofA Securities, Inc., PNC Capital Markets LLC, Regions Capital Markets, a division of Regions Bank, and TD Securities (USA) LLC, each as joint lead arranger and joint bookrunner, and certain other lenders party thereto (the “Term Loan B Credit Agreement”). The Term Loan B Credit Agreement provides for a senior secured first lien term loan facility in the aggregate principal amount of $850.0 million, which amount was fully drawn on November 1, 2024 (the “Term Loan B”). A portion of the proceeds of the Term Loan B was used to finance the cash portion of the consideration for the Lone Star Acquisition, including the repayment of certain outstanding indebtedness of Lone Star Paving and its subsidiaries at closing. The remaining loan proceeds were or will be used (i) to repay the Company’s outstanding borrowings under the revolving credit facility provided by the Term Loan A / Revolver Credit Agreement (as defined below), (ii) to pay fees and expenses incurred in connection with the foregoing debt financing transactions and Lone Star Acquisition and (iii) for working capital and other corporate purposes as permitted by the Term Loan B Credit Agreement. For more information about the Term Loan B Credit Agreement, see Note 27 - Subsequent Events to the consolidated financial statements included elsewhere in this report.
Credit Agreement Amendments
In May 2024, we and certain of our wholly owned subsidiaries entered into a Third Amendment to our Third Amended and Restated Credit Agreement (as amended from time to time, the “Term Loan A / Revolver Credit Agreement”) to, among other things, (i) increase the aggregate commitments under the revolving credit facility from $325.0 million to $400.0 million, (ii) reallocate $125.0 million of borrowings previously outstanding under the revolving credit facility to our term loan, (iii) add three new banks to our lender syndicate, (iv) provide for an additional incremental credit facility of up to $200.0 million and (v) update certain affirmative and negative covenants thereunder. Additionally, on October 30, 2024, we entered into a Fourth Amendment to the Term Loan A / Revolver Credit Agreement to, among other things, permit (i) the Lone Star Acquisition, (ii) entry into the Term Loan B Credit Agreement, and (iii) certain liens to be granted to secure the indebtedness incurred under the Term Loan B Credit Agreement on a pari passu basis with the liens securing the Company’s obligations under the Term Loan A / Revolver Credit Agreement. For further discussion regarding the Term Loan A / Revolver Credit Agreement and the foregoing amendments, see Note 11 - Debt and Note 27 - Subsequent Events to the consolidated financial statements included elsewhere in this report.
Stock Repurchase Program
In April 2024, our board of directors authorized a stock repurchase program under which up to $40 million is available to purchase shares of our outstanding Class A common stock through September 30, 2025. We utilize the stock repurchase program to minimize the dilutive impact of awards granted under our equity incentive plans and to repurchase shares opportunistically. Shares of our Class A common stock may be repurchased from time to time in open market transactions at prevailing market prices, in privately negotiated transactions or by other means in accordance with federal securities laws, including Rule 10b5-1 plans. The stock repurchase program does not obligate us to repurchase any shares of Class A common stock, and the stock repurchase program may be modified, suspended, extended or terminated at any time by our board of directors. The actual timing, number and value of shares of Class A common stock repurchased are determined by a committee of the board of directors at its discretion and depend on a number of factors, including the market price of our Class A common stock, capital allocation alternatives, general market and economic conditions and other corporate considerations. During fiscal 2024, we repurchased a total of 173,741 shares of Class A common stock for an aggregate purchase price of $10.0 million.
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

Other Key Performance Indicators — Adjusted EBITDA and Adjusted EBITDA Margin
Adjusted EBITDA represents net income before, as applicable from time to time, (i) interest expense, net, (ii) provision (benefit) for income taxes, (iii) depreciation, depletion, accretion and amortization, (iv) share-based compensation expense, (v) loss on the extinguishment of debt, and (vi) expenses associated with non-routine acquisitions. Adjusted EBITDA Margin represents Adjusted EBITDA as a percentage of revenues for each period. These metrics are supplemental measures of our operating performance that are neither required by, nor presented in accordance with, GAAP. These measures have limitations as analytical tools and should not be considered in isolation or as an alternative to net income or any other performance measure derived in accordance with GAAP as an indicator of our operating performance. We present Adjusted EBITDA and Adjusted EBITDA Margin because management uses these measures as key performance indicators, and we believe that securities analysts, investors and others use these measures to evaluate companies in our industry. Our calculation of Adjusted EBITDA and Adjusted EBITDA Margin may not be comparable to similarly named measures reported by other companies. Potential differences may include differences in capital structures, tax positions and the age and book depreciation of intangible and tangible assets.

The following table presents a reconciliation of net income, the most directly comparable measure calculated in accordance with GAAP, to Adjusted EBITDA and the calculation of Adjusted EBITDA Margin for the periods presented (in thousands, except percentages):

	For the Fiscal Year Ended September 30,
	2024	2023 (2)
Net income	$68,935	$49,001
Interest expense, net	19,071	17,346
Provision for income taxes	23,161	16,403
Depreciation, depletion, accretion and amortization	92,920	79,100
Share-based compensation expense	15,031	10,759
Acquisition-related expenses (1)	1,455	—
Adjusted EBITDA	$220,573	$172,609
Revenues	$1,823,889	$1,563,548
Adjusted EBITDA Margin	12.1%	11.0%
(1)Reflects expenses associated with the Lone Star Acquisition, which management views as a non-routine acquisition.
(2)In periods commencing prior to September 30, 2023, we historically included within the definition of Adjusted EBITDA an adjustment for management fees and expenses related to our management services agreement with an affiliate of SunTx Capital Partners, a member of our control group. Effective October 1, 2023, the term of the management services agreement was extended to October 1, 2028. As a result of the term extension, we no longer view the management fees and expenses paid under the management services agreement as a non-recurring expense. Accordingly, periods commencing subsequent to September 30, 2023 do not include an adjustment for management fees and expenses, and we have recast comparative Adjusted EBITDA and Adjusted EBITDA Margin for the fiscal year ended September 30, 2023 to conform to the current definition.

Results of Operations — Fiscal Year Ended September 30, 2024 Compared to Fiscal Year Ended September 30, 2023
The following table sets forth selected financial data for the fiscal years ended September 30, 2024 (“fiscal 2024”) and September 30, 2023 (“fiscal 2023”) (in thousands, except percentages). Refer to the Annual Report on Form 10-K for the fiscal year ended September 30, 2023, filed with the SEC on November 29, 2023, for a discussion of results for fiscal 2023 and a comparison of our financial results for fiscal 2023 to those for the fiscal year ended September 30, 2022.

	For the Fiscal Year Ended September 30,				Change from Fiscal 2023 to Fiscal 2024
	2024		2023
	Dollars	% of Revenues	Dollars	% of Revenues	$ Change	% Change

Revenues	$1,823,889	100.0%	$1,563,548	100.0%	$260,341	16.7%
Cost of revenues	1,565,635	85.8%	1,367,163	87.4%	198,472	14.5%
Gross profit	258,254	14.2%	196,385	12.6%	61,869	31.5%
General and administrative expenses	(151,497)	(8.3)%	(126,947)	(8.1)%	(24,550)	19.3%
Gain on sale of property, plant and equipment	4,483	0.2%	7,048	0.5%	(2,565)	(36.4)%
Gain on facility exchange	—	—%	5,389	0.3%	(5,389)	(100.0)%
Operating income	111,240	6.1%	81,875	5.3%	29,365	35.9%
Interest expense, net	(19,071)	(1.0)%	(17,346)	(1.1)%	(1,725)	9.9%
Other (expense) income	(70)	—%	875	—%	(945)	(108.0)%
Income before provision for income taxes and earnings from investment in joint venture	92,099	5.1%	65,404	4.2%	26,695	40.8%
Provision for income taxes	23,161	1.3%	16,403	1.0%	6,758	41.2%
Loss from investment in joint venture	(3)	—%	—	—%	(3)	—%
Net income	$68,935	3.8%	$49,001	3.1%	$19,934	40.7%
Adjusted EBITDA	$220,573	12.1%	$172,609	11.0%	$47,964	27.8%

Revenues. Revenues for fiscal 2024 increased $260.3 million, or 16.7%, to $1.8 billion from $1.6 billion for fiscal 2023. The increase included $154.0 million of revenues attributable to acquisitions completed during or subsequent to fiscal 2023 and an increase of approximately $106.3 million of revenues in our existing markets from contract work and sales of HMA and aggregates to third parties. The 6.8% increase in revenue in our existing markets was due to strong demand in both public and private work.

Gross Profit. Gross profit for fiscal 2024 increased $61.9 million, or 31.5%, to $258.3 million from $196.4 million for fiscal 2023. The increase in gross profit was primarily the result of the 16.7% increase in revenues for fiscal 2024 compared to fiscal 2023 and a higher gross profit margin. The higher gross profit margin was due to (i) efficient utilization of our plants and equipment fleet and (ii) completion of new backlog with more favorable margins.

General and Administrative Expenses. General and administrative expenses for fiscal 2024 increased $24.6 million, or 19.3%, to $151.5 million from $126.9 million for fiscal 2023. The increase in general and administrative expenses for fiscal 2024 compared to fiscal 2023 was the result of (i) an $8.1 million increase attributable to general and administrative expenses associated with the operations of businesses acquired subsequent to September 30, 2023, (ii) a $6.6 million increase in management personnel payroll and benefits, (iii) a $4.3 million increase in share-based compensation expense, and (iv) a $5.6 million increase in other general and administrative expenses.

Gain on Sale of Property, Plant and Equipment. Gain on sale of property, plant and equipment for fiscal 2024 decreased $2.6 million, or 36.4%, to $4.5 million from $7.0 million for fiscal 2023. The decrease was primarily the result of a $1.3 million gain on the sale of an excess office building and higher disposals of equipment and components during fiscal 2023.
Gain on Facility Exchange. There was no gain on facility exchange for fiscal 2024 compared to a gain on facility exchange of $5.4 million for fiscal 2023. The gain in fiscal 2023 was the result of the disposition of a quarry in North Carolina. In connection with this transaction, we acquired three HMA manufacturing plants and certain related assets located in the Nashville, Tennessee metro area.
Interest Expense, Net. Interest expense, net for fiscal 2024 increased $1.7 million, or 9.9%, to $19.1 million compared to $17.3 million for fiscal 2023. The increase in interest expense, net was primarily due to an increase in the average principal debt balance outstanding.

Provision for Income Taxes. Our effective tax rate was 25.1% for fiscal 2024 and fiscal 2023.
Net Income. Net income increased $19.9 million, or 40.7%, to $68.9 million for fiscal 2024 compared to $49.0 million for fiscal 2023. The increase in net income was primarily a result of higher gross profit, partially offset by an increase in general and administrative expenses and interest expense and decreased gains from the facility exchange and sales of property, plant and equipment, all as described above.

Adjusted EBITDA and Adjusted EBITDA Margin. Adjusted EBITDA and Adjusted EBITDA Margin were $220.6 million and 12.1%, respectively, for fiscal 2024, compared to $172.6 million and 11.0%, respectively, for fiscal 2023. The increase in Adjusted EBITDA and Adjusted EBITDA Margin resulted primarily from a $19.9 million increase in net income and a $13.8 million increase in depreciation, depletion, accretion and amortization. For a description of Adjusted EBITDA and Adjusted EBITDA Margin, as well as a reconciliation of Adjusted EBITDA to net income, see above under the heading “How We Assess Performance of Our Business — Other Key Performance Indicators — Adjusted EBITDA and Adjusted EBITDA Margin.”

Liquidity and Capital Resources
Cash Flows Analysis
The following table sets forth our cash flows for the periods indicated (in thousands):

	For the Fiscal Year Ended September 30,
	2024	2023
Net cash provided by operating activities, net of acquisitions	$209,079	$157,157
Net cash used in investing activities	(307,585)	(143,372)
Net cash (used in) provided by financing activities	126,110	(264)
Net change in cash, cash equivalents and restricted cash	$27,604	$13,521

Operating Activities
During fiscal 2024, cash provided by operating activities, net of acquisitions, was $209.1 million, primarily as a result of:
•net income of $68.9 million, reflecting, among other things, $92.9 million of depreciation, depletion, accretion and amortization, deferred income taxes of $22.7 million, share-based compensation expense of $14.4 million, and gain on sale of property, plant and equipment of $4.5 million;
•an increase in contracts receivable including retainage of $6.6 million as a result of higher overall revenues due to acquisitions and growth in existing markets;
•an increase in inventories of $15.5 million due to increased inventories from acquisitions, growth in existing markets, higher inventory costs and normal fluctuations in our inventory cycle;
•an increase in prepaid expenses and other current assets of $13.0 million, primarily due to the timing of payments under our insurance policies and other expenses;
•an increase in accounts payable and accrued expenses and other current liabilities of $18.3 million due to an increase in construction activity; and
•a net increase in the difference between billings in excess of costs and estimated earnings on uncompleted contracts and costs and estimated earnings in excess of billings on uncompleted contracts of $30.4 million due to the timing of performing and closing projects.

During fiscal 2023, cash provided by operating activities, net of acquisitions, was $157.2 million, primarily as a result of:
•net income of $49.0 million, reflecting, among other things, $79.1 million of depreciation, depletion, accretion and amortization, deferred income taxes of $11.2 million, share-based compensation expense of $10.8 million, gain on sale of property, plant and equipment of $7.0 million, and gain on facility exchange of $5.4 million;
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
Investing Activities
During fiscal 2024, cash used in investing activities was $307.6 million, of which $231.8 million related to acquisitions completed in the period, $87.9 million was invested in property, plant and equipment and $5.5 million was invested in restricted investments. These amounts were partially offset by $14.1 million of proceeds from the sale of equipment and $3.6 million of proceeds from the sale of restricted investments.
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
Financing Activities
During fiscal 2024, cash provided by financing activities was $126.1 million. We received $210.2 million in proceeds from the issuance of long-term debt, net of debt issuance costs and discounts, which was partially offset by $72.8 million of principal payments on long-term debt and purchase of treasury stock of $11.3 million.
During fiscal 2023, cash used in financing activities was $0.3 million. We received $103.0 million in proceeds from the issuance of long-term debt, net of debt issuance costs and discounts, which was offset by $103.1 million of principal payments on long-term debt and the purchase of treasury stock of $0.2 million.
Term Loan A / Revolver Credit Agreement
During fiscal 2024 and fiscal 2023, we and each of our subsidiaries were parties to the Term Loan A / Revolver Credit Agreement, which provides for the Term Loan A and the Revolving Credit Facility. At September 30, 2024 and 2023, we had $392.2 million and $283.8 million, respectively, of principal outstanding under the Term Loan A, $122.9 million and $93.1 million, respectively, of principal outstanding under the Revolving Credit Facility, and availability of $268.8 million and $222.1 million, respectively, under the Revolving Credit Facility, including reduction for outstanding letters of credit. The obligations of our subsidiaries under the Term Loan A and the Revolving Credit Facility are secured by a first priority security interest in substantially all of our assets.
The Term Loan A / Revolver Credit Agreement requires us to satisfy certain financial covenants, including a minimum fixed charge coverage ratio of 1.20-to-1.00 and a maximum consolidated leverage ratio of 3.50-to-1.00, subject to certain adjustments. At September 30, 2024 and 2023, our fixed charge coverage ratio was 3.15-to-1.00 and 2.56-to-1.00, respectively, and our consolidated leverage ratio was 1.81-to-1.00 and 1.72-to-1.00, respectively.
From time to time, we have entered into interest rate swap agreements to hedge against the risk of changes in interest rates. At September 30, 2024 and 2023, the aggregate notional value of these interest rate swap agreements was $300.0 million, and the fair value was $11.6 million and $26.9 million, respectively, which is included within other assets on our Consolidated Balance Sheets.

For more information about the Term Loan A / Revolver Credit Agreement, see Note 11 - Debt and Note 27 - Subsequent Events to the consolidated financial statements included elsewhere in this report.
Term Loan B Credit Agreement
On November 1, 2024, we entered into the Term Loan B Credit Agreement, which provides for a senior secured first lien term loan facility in the aggregate principal amount of $850.0 million, which amount was fully drawn on November 1, 2024. A portion of the proceeds of the Term B Loan was used to finance the cash portion of the consideration for the Lone Star Acquisition, including the repayment of certain outstanding indebtedness of Lone Star Paving and its subsidiaries at closing. The remaining loan proceeds were or will be used (i) to repay a portion of our outstanding borrowings under the revolving credit facility provided by the Term Loan A / Revolver Credit Agreement, (ii) to pay fees and expenses incurred in connection with the foregoing debt financing transactions and Lone Star Acquisition and (iii) for working capital and other corporate purposes as permitted by the Term Loan B Credit Agreement.
For more information about the Term Loan B Credit Agreement, see Note 27 - Subsequent Events to the consolidated financial statements included elsewhere in this report.
Capital Requirements and Sources of Liquidity
During fiscal 2024 and fiscal 2023, our capital expenditures were approximately $87.9 million and $97.8 million, respectively. Our capital expenditures are typically made during the same fiscal year in which they are approved. At September 30, 2024, our commitments for capital expenditures were not material to our financial condition or results of operations on a consolidated basis. For fiscal 2025, we expect total capital expenditures to be $130.0 million to $140.0 million. Our capital expenditure budget is an estimate and is subject to change.
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
Furthermore, on April 12, 2024, we announced that our board of directors authorized a stock repurchase program under which up to $40.0 million is available to purchase shares of our outstanding Class A common stock through September 30, 2025. We intend to utilize the stock repurchase program to minimize the dilutive impact of awards granted under our equity incentive plans and to repurchase shares opportunistically. Shares of Class A common stock may be repurchased from time to time in open market transactions at prevailing market prices, in privately negotiated transactions or by other means in accordance with federal securities laws, including Rule 10b5-1 plans. The stock repurchase program does not obligate us to repurchase any shares of Class A common stock, and the stock repurchase program may be modified, suspended, extended or terminated at any time by our board of directors. The actual timing, number and value of shares of Class A common stock repurchased will be determined by a committee of the board of directors at its discretion and will depend on a number of factors, including the market price of the Class A common stock, capital allocation alternatives, general market and economic conditions and other corporate considerations. During fiscal 2024, we repurchased a total of 173,741 shares of Class A common stock for an aggregate purchase price of $10.0 million.
We have typically relied on cash available through credit facilities, in addition to cash from operations, to finance our working capital requirements and to support our growth. We regularly monitor potential capital sources, including equity and debt markets, in an effort to meet our planned capital expenditures and liquidity requirements. Our future success will depend on our ability to access outside sources of capital.
We believe that our operating cash flow and available borrowings under the Term Loan A / Revolver Credit Agreement and the Term Loan B Credit Agreement (together, the “Credit Agreements”) will be sufficient to fund our operations and planned capital expenditures for at least the next 12 months. However, future cash flows are subject to a number of variables, including the potential impacts of inflation and supply chain constraints, and significant additional capital expenditures will be required to conduct our operations. Our operations and other capital resources may not provide sufficient cash to maintain planned or future levels of capital expenditures. In the event that we make one or more acquisitions and the amount of capital required is greater than the amount of cash on hand we have available for acquisitions at that time, we could be required to reduce the expected level of capital expenditures and/or seek additional capital. If we seek additional capital, we may do so through borrowings under the Credit Agreements, joint ventures, asset sales, offerings of debt or equity securities or other means. However, our ability to engage in any such transactions may be constrained by economic conditions and other factors outside of our control. Additional capital may not be available on acceptable terms or at all. If we are unable to obtain the funds we need, we may not be able to complete acquisitions that may be favorable to us or finance the capital expenditures necessary to conduct our operations.

Off-Balance Sheet Arrangements
As of September 30, 2024, the Company had aggregate letters of credit outstanding in the amount of $8.3 million, future purchase commitments for diesel fuel and natural gas of $4.0 million and $0.5 million, respectively, and $2.2 million of minimum royalty payments related to mineral leases at aggregates facilities. Other than the letters of credit, future purchase commitments and minimum royalty payments, we do not currently have any off-balance sheet arrangements that have, or are reasonably likely to have, a material current or future effect on our financial condition, changes in our financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources. See Note 18 - Commitments and Contingencies to our consolidated financial statements included elsewhere in this report for additional information.
Contractual Obligations
The following table summarizes our significant obligations outstanding as of September 30, 2024 (in thousands).

		Payments Due by Fiscal Year
	Total	2025	2026	2027	2028	2029	2029 and Thereafter
Debt obligations	$515,038	$26,563	$31,875	$456,600	$—	$—	$—
Operating leases	44,892	11,067	10,702	9,954	6,186	2,366	4,617
Purchase commitments	4,457	3,193	1,264	—	—	—	—
Royalty payments	2,243	256	192	180	145	145	1,325
Asset retirement obligations	2,477	—	—	—	—	—	2,477
Total	$569,107	$41,079	$44,033	$466,734	$6,331	$2,511	$8,419

In addition to the items set forth in the table above, subsequent to September 30, 2024 and in connection with the Lone Star Acquisition, we entered into a conditional purchase agreement pursuant to which we agreed to purchase from the sellers of Lone Star Paving, upon the receipt of certain permits and governmental entitlements, an entity that owns certain real property located in central Texas for aggregate consideration of $30.0 million.
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
Critical accounting policies are those policies that, in management’s view, are the most important in the portrayal of our financial condition and results of operations. The notes to the consolidated financial statements also include disclosure of significant accounting policies. The methods, estimates and judgments that we use in applying our accounting policies have a significant impact on the results that we report in our consolidated financial statements. These critical accounting policies require us to make difficult and subjective judgments, often as a result of the need to make estimates regarding matters that are inherently uncertain. Estimates made in accordance with GAAP that involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on our financial condition are discussed further below.

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
For the majority of our contracts, we receive our final payment when projects are near completion or fully completed. The accuracy of our revenues and profit recognition in a given period depends on the accuracy of our estimates of the revenues and costs to finish uncompleted contracts. Our estimates for all of our significant contracts use a highly detailed “bottom up” approach. However, our projects can be highly complex and, in almost every case, the profit margin estimates for a contract will either increase or decrease to some extent from the amount that was originally estimated at the time of bid. Because we have a large number of projects of varying sizes and levels of complexity in process at any given time, these changes in estimates can sometimes offset each other without materially impacting our overall profitability. However, large changes in revenues or cost estimates can have a significant effect on profitability.
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
Contracts Receivable, Including Retainage, Net
Contracts receivable are generally based on amounts billed to the customer and currently due in accordance with our contracts. Many of the contracts under which we perform work contain retainage provisions. Retainage refers to amounts earned by the Company but held by customers until contracts are near completion or fully completed. Retainage on active contracts is classified as a current asset regardless of the term of the contract and is generally collected within one year of the completion of a contract. At September 30, 2024 and 2023, contracts receivable included $52.7 million and $53.3 million, respectively, of retainage.
Because the majority of our construction contracts are entered into with federal, state or municipal government customers, credit risk is minimal. We confirm that funds have been appropriated by the government project owner prior to commencing work on such projects. While most of our public contracts are subject to termination at the election of the government entity, in the event of any such termination, we are entitled to receive the contract price for completed work and reimbursement of termination-related costs. Credit risk with private customers is minimized because of statutory mechanic’s liens, which give us high priority in the event of lien foreclosures following financial difficulties of private customers. We maintain an allowance for credit losses, which has historically been sufficient to cover accounts that are not collected.
Valuation of Long-Lived Assets and Goodwill
Long-lived assets, which include property, plant and equipment and acquired intangible assets, such as goodwill, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset, or an asset group, may not be recoverable. Impairment evaluations involve fair values and management estimates of useful asset lives and future cash flows. Actual useful lives and cash flows could be different from those estimated by management, and this could have a material effect on our operating results and financial position. For fiscal 2024 and fiscal 2023, there were no events or changes in circumstances that would indicate a material impairment of our long-lived assets.
Goodwill and indefinite-lived intangible assets must be tested for impairment at least annually. We performed our most recent annual impairment test on July 1, 2024. Our test indicated that there was no impairment of goodwill and indefinite-lived intangible assets. For our goodwill impairment test, we first evaluate our market capitalization compared to the net assets of the Company overall. Our final determination of valuation is impacted by a number of factors, but the key factors are the price of our common stock, recently completed transactions from both public companies and private transactions and our estimated forecast of future cash flows.
The valuation approaches contain uncertainty regarding the estimates used. Our market capitalization could be impacted because we are a controlled company, which impacts the control premium we apply to the market price of our common stock. One of the largest uncertainties relates to federal, state and local government spending, which management expects to continue to increase in the coming years. There are a number of other uncertainties with respect to our future financial performance that could impact estimated future cash flows, including those discussed under the heading “Risk Factors” elsewhere in this report. Based on our valuation approaches, we determined that our one reporting unit exceeded its carrying value, and thus concluded that the carrying value of goodwill was not impaired at July 1, 2024 or 2023. At September 30, 2024 and 2023, we had goodwill with a carrying amount of $231.7 million and $159.3 million, respectively.
For our indefinite-lived intangible asset impairment test, we performed a qualitative impairment assessment. The qualitative assessment did not identify indicators of impairment, and it was determined that is more likely than not the indefinite-lived name license fair value was more than its carrying amount. Accordingly, no further analysis was required or performed.

Inventories
The Company’s inventories are stated at the lower of cost or net realizable value and are accounted for on an average cost basis or a first-in, first-out cost basis. The cost of inventory includes the cost of material, labor, trucking and other equipment costs associated with procuring and transporting materials to HMA plants for production and delivery to customers. Inventories consist primarily of construction stone that has been removed from aggregates facilities and processed for future sale or internal use, raw materials including asphalt cement, and aggregates and millings that the Company expects to utilize on construction projects within one year. Inventories valued on the average cost basis totaled $95.8 million and $75.5 million at September 30, 2024 and 2023, respectively. Inventories valued on the first-in, first-out cost basis totaled $10.9 million and $8.5 million at September 30, 2024 and 2023, respectively.
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
On the basis of our evaluations, at September 30, 2024 and 2023, no valuation allowance was recorded on our net deferred tax assets, and we had no material uncertain tax positions. If our estimates or assumptions regarding our current and deferred tax items are inaccurate or are modified, these changes could have potentially material impacts on our earnings.
Accrued Insurance Cost
We carry insurance policies to cover various risks, primarily including general liability, automobile liability and workers’ compensation, under which we are liable to reimburse the insurance company for a portion of each claim paid. Since October 1, 2021, Construction Partners Risk Management, Inc., a captive insurance company and wholly owned subsidiary of the Company, has retained the first $1,000,000 per claim liability for each claim paid. Also effective October 1, 2021, we became a member of a group captive insurance company that retains the next $550,000 per claim liability for each claim paid. We utilize various primary and excess insurance companies to cover the liability for claims in excess of the retained amounts. Changes in loss assumptions caused by changes in actual experience would affect the assessment of the ultimate liability and could have an effect on our operating results and financial position up to $1,000,000 per occurrence for general liability, automobile liability and workers’ compensation claims. Prior to October 1, 2021, the amount for which we were liable for general liability, automobile liability and workers’ compensation claims ranged from $100,000 to $500,000 per occurrence. Management accrues insurance costs for probable losses, both reported and unreported, that are reasonably estimable using actuarial methods based on historic trends modified, if necessary, by recent events.
We provide employee medical insurance under policies that are both fixed-premium, fully-insured policies and self-insured policies that are administered by the insurance company. Under the self-insured policies, we are liable to reimburse the insurance company for actual claims paid plus an administrative fee. We purchase separate stop-loss insurance, which limits the individual participant claim loss to amounts ranging from $100,000 to $200,000.
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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Risk
We are exposed to interest rate risk on certain of our short- and long-term debt obligations used to finance our operations and acquisitions. We have SOFR-based floating rate borrowings under the Credit Agreements, which expose us to variability in interest payments due to changes in the reference interest rates. From time to time, we use derivative instruments as hedges against the impact of interest rate changes on future earnings and cash flows. We do not enter into such derivative instruments for speculative or trading purposes.

At September 30, 2024, we had a total of $515.0 million of variable rate borrowings outstanding. Holding other factors constant and absent the interest rate swap agreements described above, a hypothetical 1% change in our borrowing rates would result in a $5.2 million change in our annual interest expense based on our variable rate debt outstanding at September 30, 2024. The notional amount of the Company’s outstanding interest rate swap contract at September 30, 2024 was $300.0 million. The maturity date of this swap is June 30, 2027, and the fair value of the outstanding swap contract was $11.6 million as of September 30, 2024.
The following table presents the future principal payment obligations, interest payments, and fair values associated with the Company’s debt instruments assuming the Company’s actual level of variable rate debt as of September 30, 2024 (in thousands).

	For the Fiscal Year Ending September 30,					Fair
	2025	2026	2027	Thereafter	Total	Value
Debt obligations
Term Loan A	$26,563	$31,875	$333,750	$—	$392,188	$392,188
Revolving Credit Facility	—	—	122,850	—	122,850	122,850
Interest payments (1)	33,406	31,435	22,196	—

(1) Represents projected interest payments using the Company’s September 2024 SOFR-based floating rate of 6.60%.
See also Note 20 - Fair Value Measurements and Note 21 - Investments in Derivative Instruments to the consolidated financial statements included in this report.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Construction Partners, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Construction Partners, Inc. and its subsidiaries (the Company) as of September 30, 2024 and 2023, the related consolidated statements of comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended September 30, 2024, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2024, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of September 30, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated November 25, 2024 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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
Revenue Recognition – Revenue Recognized Over Time Under Uncompleted Long-Term Construction Contracts
As described in Note 6 to the financial statements, the Company has recognized $2,496,230,000 of costs and estimated earnings to date on uncompleted contracts at September 30, 2024. As described in Note 1 to the financial statements, the Company recognizes revenue derived from long-term construction contracts over time as the Company satisfies the single performance obligation for each construction contract. Progress towards completion of the performance obligation of each long-term construction project is estimated using the input method, which is measured by the relationship of total costs incurred through the measurement date to total estimated costs required to complete the project (cost-to-cost input method). Recognition of revenue under uncompleted long-term construction contracts requires significant judgment by management, including measuring progress towards completion of the contract by estimating total costs expected to be incurred to complete the performance obligation of a contract.
We have identified the revenue recognized under long-term construction contracts that were uncompleted at September 30, 2024 as a critical audit matter because of the significant assumptions management makes in determining the amount of revenue to recognize prior to completion of the performance obligation of a contract. Auditing management’s judgments related to measuring progress towards completion of the Company’s long-term construction contracts through estimating total costs expected to be incurred to complete the performance obligation of the long-term contracts involved a high degree of auditor judgment and increased audit effort. Our audit procedures related to revenue recognized under uncompleted long-term construction contracts included the following, among others:

•We obtained an understanding of the relevant controls related to revenue recognized under long-term construction contracts and tested such controls for design and implementation, as well as operating effectiveness, including management’s controls over the estimation of total contract costs to be incurred in order to complete the performance obligation of uncompleted contracts.
•We selected a sample of long-term construction contracts, and we performed the following:
◦Compared the current year costs incurred to prior year estimates of costs to complete, which involved comparing projects completed during the fiscal year with the estimates made as of the previous balance sheet date to evaluate management’s ability to accurately estimate costs to complete the performance obligation of its long-term construction contracts.
◦Analyzed the estimated cost to complete and gross margins for uncompleted contracts by comparing the Company’s three-year historical average gross margins by customer type to the estimated margin for uncompleted contracts at September 30, 2024.
◦Inquired with individuals outside of the accounting function, including project management teams and individuals responsible for oversight and satisfaction of the performance obligation, to obtain corroborating evidence regarding estimates of costs to complete and estimated gross margins on uncompleted contracts.
•Compared the costs and estimated earnings during the month immediately subsequent to the fiscal year end to costs and estimated earnings to date on uncompleted contracts at September 30, 2024,and, on a sample basis, inquired with individuals responsible for oversight and satisfaction of the performance obligation in the contracts in order to obtain corroborating evidence regarding estimated earnings on uncompleted contracts.

/s/ RSM US LLP
We have served as the Company’s auditor since 2017.
Birmingham, Alabama
November 25, 2024

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Construction Partners, Inc.
Opinion on the Internal Control Over Financial Reporting
We have audited Construction Partners, Inc., and its subsidiaries’ (the Company) internal control over financial reporting as of September 30, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of September 30, 2024 and 2023, the related consolidated statements of comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended September 30, 2024, and the related notes to the consolidated financial statements, and our report dated November 25, 2024, expressed an unqualified opinion.
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

/s/ RSM US LLP

Birmingham, Alabama
November 25, 2024

CONSTRUCTION PARTNERS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	September 30,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$74,686	$48,243
Restricted cash	1,998	837
Contracts receivable including retainage, net	350,811	303,704
Costs and estimated earnings in excess of billings on uncompleted contracts	25,966	27,296
Inventories	106,704	84,038
Prepaid expenses and other current assets	24,841	9,306
Total current assets	585,006	473,424

Property, plant and equipment, net	629,924	505,095
Operating lease right-of-use assets	38,932	14,485
Goodwill	231,656	159,270
Intangible assets, net	20,549	19,520
Investment in joint venture	84	87
Restricted investments	18,020	15,079
Other assets	17,964	32,705
Total assets	$1,542,135	$1,219,665
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$182,572	$151,406
Billings in excess of costs and estimated earnings on uncompleted contracts	120,065	78,905
Current portion of operating lease liabilities	9,065	2,338
Current maturities of long-term debt	26,563	15,000
Accrued expenses and other current liabilities	42,189	31,534
Total current liabilities	380,454	279,183
Long-term liabilities:
Long-term debt, net of current maturities and deferred debt issuance costs	486,961	360,740
Operating lease liabilities, net of current portion	30,661	12,649
Deferred income taxes, net	53,852	37,121
Other long-term liabilities	16,467	13,398
Total long-term liabilities	587,941	423,908
Total liabilities	968,395	703,091
Commitments and contingencies
Stockholders’ Equity:
Preferred stock, par value $0.001; 10,000,000 shares authorized at September 30, 2024 and September 30, 2023 and no shares issued and outstanding	—	—
Class A common stock, par value $0.001; 400,000,000 shares authorized, 44,062,830 shares issued and 43,819,102 shares outstanding at September 30, 2024, and 43,760,546 shares issued and 43,727,680 shares outstanding at September 30, 2023	44	44
Class B common stock, par value $0.001; 100,000,000 shares authorized, 11,784,650 shares issued and 8,861,698 shares outstanding at September 30, 2024, and 11,921,463 shares issued and 8,998,511 shares outstanding at September 30, 2023	12	12
Additional paid-in capital	278,065	267,330
Treasury stock, Class A common stock, par value $0.001, at cost, 243,728 shares at September 30, 2024, and 32,866 shares at September 30, 2023	(11,490)	(178)
Treasury stock, Class B common stock, par value $0.001, at cost, 2,922,952 shares at September 30, 2024 and 2023	(15,603)	(15,603)
Accumulated other comprehensive income, net	7,502	18,694
Retained earnings	315,210	246,275
Total stockholders’ equity	573,740	516,574
Total liabilities and stockholders’ equity	$1,542,135	$1,219,665

See notes to consolidated financial statements.

CONSTRUCTION PARTNERS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands, except share and per share data)

	For the Fiscal Year Ended September 30,
	2024	2023	2022
Revenues	$1,823,889	$1,563,548	$1,301,674
Cost of revenues	1,565,635	1,367,163	1,162,372
Gross profit	258,254	196,385	139,302
General and administrative expenses	(151,497)	(126,947)	(107,562)
Gain on sale of property, plant and equipment	4,483	7,048	3,673
Gain on facility exchange	—	5,389	—
Operating income	111,240	81,875	35,413
Interest expense, net	(19,071)	(17,346)	(7,701)
Other (expense) income	(70)	875	600
Income before provision for income taxes and earnings from investment in joint venture	92,099	65,404	28,312
Provision for income taxes	23,161	16,403	6,915
Loss from investment in joint venture	(3)	—	(21)
Net income	$68,935	$49,001	$21,376
Other comprehensive (loss) income, net of tax
Unrealized (loss) gain on interest rate swap contract, net	(11,889)	1,297	18,091
Unrealized gain (loss) on restricted investments, net	697	(223)	(448)
Other comprehensive (loss) income, net	(11,192)	1,074	17,643
Comprehensive income	$57,743	$50,075	$39,019

Net income per share attributable to common stockholders:
Basic	$1.33	$0.95	$0.41
Diluted	$1.31	$0.94	$0.41

Weighted average number of common shares outstanding:
Basic	51,883,760	51,827,001	51,773,559
Diluted	52,574,503	52,260,206	51,957,420

See notes to consolidated financial statements.

CONSTRUCTION PARTNERS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Treasury Stock Class A Common Stock	Treasury Stock Class B Common Stock	Accumulated Other Comprehensive (Loss) Income, net	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance, September 30, 2021	36,600,639	$37	18,614,791	$19	$248,571	$—	$(15,603)	$(23)	$175,898	$408,899
Conversion of Class B common stock to Class A common stock	4,338,924	4	(4,338,924)	(4)	—	—	—	—	—	—
Issuance of stock awards	256,167	—	—	—	—	—	—	—	—	—
Share-based compensation expense	—	—	—	—	8,000	—	—	—	—	8,000
Purchase of treasury stock	—	—	—	—	—	(39)	—	—	—	(39)
Other comprehensive income	—	—	—	—	—	—	—	17,643	—	17,643
Net income	—	—	—	—	—	—	—	—	21,376	21,376
Balance, September 30, 2022	41,195,730	41	14,275,867	15	256,571	(39)	(15,603)	17,620	197,274	455,879
Conversion of Class B common stock to Class A common stock	2,354,404	3	(2,354,404)	(3)	—	—	—	—	—	—
Issuance of stock awards	210,412	—	—	—	—	—	—	—	—	—
Share-based compensation expense	—	—	—	—	10,759	—	—	—	—	10,759
Purchase of treasury stock	—	—	—	—	—	(139)	—	—	—	(139)
Other comprehensive income	—	—	—	—	—	—	—	1,074	—	1,074
Net income	—	—	—	—	—	—	—	—	49,001	49,001
Balance, September 30, 2023	43,760,546	44	11,921,463	12	267,330	(178)	(15,603)	18,694	246,275	516,574
Conversion of Class B common stock to Class A common stock	136,813	—	(136,813)	—	—	—	—	—	—	—
Issuance of stock awards	165,471	—	—	—	—	—	—	—	—	—
Share-based compensation expense	—	—	—	—	10,735	—	—	—	—	10,735
Purchase of treasury stock	—	—	—	—	—	(11,312)	—	—	—	(11,312)
Other comprehensive (loss)	—	—	—	—	—	—	—	(11,192)	—	(11,192)
Net income	—	—	—	—	—	—	—	—	68,935	68,935
Balance, September 30, 2024	44,062,830	$44	11,784,650	$12	$278,065	(11,490)	(15,603)	$7,502	$315,210	$573,740

See notes to consolidated financial statements.

CONSTRUCTION PARTNERS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Fiscal Year Ended September 30,
	2024	2023	2022
Cash flows from operating activities:
Net income	$68,935	$49,001	$21,376
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, accretion and amortization	92,920	79,100	65,730
Amortization of deferred debt issuance costs	362	299	216
Unrealized loss (gain) on derivative instruments	184	342	(382)
Provision (recovery) for bad debt	491	456	(947)
Gain on sale of property, plant and equipment	(4,483)	(7,048)	(3,673)
Gain on facility exchange	—	(5,389)	—
Realized losses on restricted investments	53	30	—
Share-based compensation expense	14,412	10,759	8,000
Loss (earnings) from investment in joint venture	3	—	21
Deferred income taxes	22,681	11,165	5,966
Other non-cash adjustments	(300)	(263)	40
Changes in operating assets and liabilities:
Contracts receivable including retainage	(6,627)	(25,961)	(97,075)
Costs and estimated earnings in excess of billings on uncompleted contracts	5,531	2,573	(6,123)
Inventories	(15,480)	(7,320)	(17,513)
Prepaid expenses and other current assets	(13,015)	3,650	(4,912)
Other assets	(522)	(129)	(955)
Accounts payable	13,433	17,220	41,319
Billings in excess of costs and estimated earnings on uncompleted contracts	24,869	24,099	15,635
Accrued expenses and other current liabilities	4,828	2,340	(11,559)
Other long-term liabilities	804	2,233	1,334
Net cash provided by operating activities, net of acquisitions	209,079	157,157	16,498
Cash flows from investing activities:
Purchases of property, plant and equipment	(87,930)	(97,810)	(68,851)
Proceeds from sale of property, plant and equipment	14,059	17,698	7,525
Proceeds from facility exchange	—	36,987	—
Business acquisitions, net of cash acquired	(231,777)	(91,787)	(128,568)
Proceeds from the sale of restricted investments	3,553	2,900	—
Purchases of restricted investments	(5,490)	(11,360)	(7,432)
Net cash used in investing activities	(307,585)	(143,372)	(197,326)
Cash flows from financing activities:
Proceeds from issuance of long-term debt, net of debt issuance costs	210,235	103,000	167,300
Principal payments of long-term debt	(72,813)	(103,125)	(8,125)
Purchase of treasury stock	(11,312)	(139)	(39)
Net cash provided by (used in) financing activities	126,110	(264)	159,136
Net change in cash, cash equivalents and restricted cash	27,604	13,521	(21,692)
Cash, cash equivalents and restricted cash:
Beginning of year	49,080	35,559	57,251
End of year	$76,684	$49,080	$35,559

Supplemental cash flow information:
Cash paid for interest	$21,680	$19,157	$9,289
Cash paid for income taxes	$5,447	$1,009	$1,372
Cash paid for operating lease liabilities	$6,874	$3,029	$2,396
Non-cash items:
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$29,097	$3,109	$9,629
Property, plant and equipment financed with accounts payable	$7,227	$2,459	$2,587
Amounts (receivable) payable to sellers in business combinations	$(153)	$—	$664
See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - General
Business Description
Construction Partners, Inc. (the “Company”) is a civil infrastructure company that specializes in the construction and maintenance of roadways across the Sunbelt in Alabama, Florida, Georgia, North Carolina, South Carolina, Tennessee and Texas. Through its wholly-owned subsidiaries, the Company provides a variety of products and services to both public and private infrastructure projects, with an emphasis on highways, roads, bridges, airports and commercial and residential developments. The Company’s primary operations consist of (i) manufacturing and distributing hot mix asphalt (“HMA”) for both internal use and sales to third parties in connection with construction projects, (ii) paving activities, including the construction of roadway base layers and application of asphalt pavement, (iii) site development, including the installation of utility and drainage systems, (iv) mining aggregates, such as sand, gravel and construction stone, that are used as raw materials in the production of HMA and for sales to third parties, and (v) distributing liquid asphalt cement for both internal use and sales to third parties in connection with HMA production.
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
Restricted Cash
Construction Partners Risk Management, Inc. (the “Captive”), a captive insurance company and wholly-owned subsidiary of the Company, provides general liability, automobile liability and workers’ compensation insurance coverage to the Company and its subsidiaries. Restricted cash represents cash held in a fiduciary capacity by the Captive for the payment of casualty insurance claims. The Company had restricted cash of $2.0 million and $0.8 million at September 30, 2024 and 2023, respectively.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Consolidated Balance Sheets that sum to the total of such amounts shown in the Consolidated Statements of Cash Flows (unaudited, in thousands):

	September 30, 2024	September 30, 2023
Cash and cash equivalents	$74,686	$48,243
Restricted cash	1,998	837
Total cash, cash equivalents, and restricted cash	$76,684	$49,080

Restricted Investments
The Company’s restricted investments consist of debt securities, which are held in a fiduciary capacity by the Captive for the payment of casualty insurance claims. The Company determines the classification of its securities at the time of purchase and re-evaluates the determination at each balance sheet date. The Company has classified securities held by the Captive as available-for-sale. As a result, these securities are carried at their fair value. Purchases and sales of debt securities are recorded on the trade date. Interest income on debt securities is recorded when earned using an effective yield method. Unrealized gains and losses are reported as components of accumulated other comprehensive income (loss), net. These securities have been classified as non-current assets based on their respective maturity dates and the Company’s intent to reinvest sales proceeds into new restricted investments. The Company had restricted investments of $18.0 million and $15.1 million at September 30, 2024 and 2023, respectively.
The Company evaluates its available-for-sale debt securities quarterly to determine whether there has been a decline in the fair value below the amortized cost due to credit losses or other factors. This evaluation process entails judgement by the Company, and considers factors including the issuer’s financial condition and near-term prospects, future economic conditions, interest rate changes and changes in the rating of the security. When the Company has determined that it intends to sell, or that it is more likely than not that the Company will be required to sell a security before it recovers its amortized cost basis above fair value, the individual security is written down to fair value, with a corresponding charge to “Other income” within the Consolidated Statements of Comprehensive Income. For available-for-sale debt securities that do not meet the intent impairment criteria but for which the Company has determined that a credit loss exists, the present value of cash flows expected to be collected from the security is compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss allowance is recorded for the credit loss, limited by the amount by which the fair value is less than the amortized cost basis. For the fiscal years ended September 30, 2024 and 2023, the Company had no intent impairments or credit losses.
Contracts Receivable Including Retainage, Net
Contracts receivable are generally based on amounts billed and currently due from customers, amounts currently due but unbilled, and amounts retained by customers. It is common in the Company’s industry for a small portion of either progress billings or the contract price, typically 10%, to be withheld by the customer until contracts are near completion or fully completed. Such amounts, defined as retainage, are included on the Consolidated Balance Sheets as “Contracts receivable including retainage, net.” Based on the Company’s experience with similar contracts in recent years, billings for such retainage balances are generally collected within one year of the completion of the project.
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
Concentration of Risks
Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of contracts receivable including retainage. In the normal course of business, the Company provides credit to its customers and does not generally require collateral. The Company monitors concentrations of credit risk associated with these receivables on an ongoing basis. The Company has not historically experienced significant credit losses, due primarily to management’s assessment of customers’ credit ratings. The Company principally deals with recurring customers, state and local governments and well-known local companies whose reputations are known to management. The Company performs credit checks for significant new customers and generally requires progress payments for significant projects. The Company generally has the ability to file liens against the property if payments are not made on a timely basis. No single customer accounted for more than 10% of the Company’s contracts receivable including retainage, net balance at September 30, 2024 or September 30, 2023.
Projects performed for various departments of transportation accounted for 40.7%, 36.2% and 36.8% of consolidated revenues for the fiscal years ended September 30, 2024, 2023 and 2022, respectively. Customers that accounted for more than 10% of consolidated revenues during any of the fiscal years ended September 30, 2024, 2023 and 2022 are presented below:

	% of Consolidated Revenues for the Fiscal Year Ended September 30,
	2024	2023	2022
Alabama Department of Transportation	*	*	10.0%
Florida Department of Transportation	13.6%	10.7%	*
North Carolina Department of Transportation	*	10.5%	11.2%

* Less than 10%
Inventories
The Company’s inventories are stated at the lower of cost or net realizable value and are accounted for on an average cost basis or a first-in, first-out cost basis. The cost of inventory includes the cost of material, labor, trucking and other equipment costs associated with procuring and transporting materials to HMA plants for production and delivery to customers. Inventories consist primarily of construction stone that has been removed from aggregates facilities and processed for future sale or internal use, raw materials including asphalt cement, and aggregates and millings that the Company expects to utilize on construction projects within one year. Inventories valued on the average cost basis totaled $95.8 million and $75.5 million, respectively, at September 30, 2024 and 2023. Inventories valued on the first-in, first-out cost basis totaled $10.9 million and $8.5 million, respectively, at September 30, 2024 and 2023.

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

	% of Consolidated Revenues for the Fiscal Year Ended September 30,
	2024	2023	2022
Public	63.1%	63.0%	60.9%
Private	36.9%	37.0%	39.1%

Revenues derived from construction projects are recognized over time as the Company satisfies its performance obligations by transferring control of the asset created or enhanced by the project to the customer. Recognition of revenues for construction projects requires significant judgment by management, including, among other things, estimating total costs expected to be incurred to complete a project and measuring progress toward completion. Management reviews contract estimates regularly to assess revisions of estimated costs to complete a project and for measurement of progress toward completion. No material adjustments to a contract were noted in the fiscal years ended September 30, 2024, 2023 or 2022.
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

The majority of the Company’s public construction contracts are fixed unit price contracts. Under fixed unit price contracts, the Company commits to providing materials or services required by a contract at fixed unit prices (for example, dollars per ton of asphalt placed). The Company’s private customer contracts are primarily fixed total price contracts, also known as lump sum contracts, which require that the total amount of work be performed for a single price. Contract cost is recorded as incurred, and revisions in contract revenue and cost estimates are reflected in the accounting period when known. Changes in job performance, job conditions and estimated profitability, including those changes arising from contract change orders, penalty provisions and final contract settlements, may result in revisions to estimated revenues and costs and are recognized in the period in which the revisions are determined.
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
The Company’s financial instruments include cash and cash equivalents, restricted cash, contracts receivable including retainage, accounts payable and accrued expenses reflected as current assets and current liabilities on its Consolidated Balance Sheets at September 30, 2024 and 2023. Due to the short-term nature of these instruments, management considers their carrying value to approximate their fair value.
The Company also has debt securities reflected as restricted investments on its Consolidated Balance Sheets at September 30, 2024 and 2023. These investments are adjusted to fair value at each balance sheet date and are considered Level 2 fair value measurements.
As of September 30, 2024, the Company also had a Term Loan A and a Revolving Credit Facility, each as defined and described in Note 11 - Debt. The carrying value of amounts outstanding under these credit facilities is reflected as long-term debt, net of current maturities and deferred debt issuance costs and current maturities of long-term debt on the Company’s Consolidated Balance Sheets at September 30, 2024 and 2023. Due to the variable rate or short-term nature of these instruments, management considers their carrying value to approximate their fair value.
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
Segment Reporting and Reporting Units
As of September 30, 2024, the Company operated in Alabama, Florida, Georgia, North Carolina, South Carolina and Tennessee through its wholly-owned subsidiaries. Each of the Company’s platform operating companies engages in essentially the same business, which consists primarily of infrastructure and road construction.
Management has determined that the Company functions as a single operating segment, and thus reports as a single reportable segment. This determination is based on rules prescribed by GAAP applied to the manner in which management operates the Company. In particular, management assessed the discrete financial information routinely reviewed by the Company’s chief operating decision maker (“CODM”), its Chief Executive Officer, to monitor the Company’s operating performance and support decisions regarding allocation of resources to its operations. Specifically, performance is continuously monitored at the consolidated level and as necessary at the individual contract level to timely identify deviations from expected results. Resource allocations are based on the capacity of the Company’s operating facilities to pursue new project opportunities, including reallocation of assets that are underutilized from time to time at a certain operating facility to another operating facility where additional resources might be required to fully meet demand. Other factors further supporting this conclusion include substantial similarities throughout all of the Company’s operations with respect to services provided, type of customers, sourcing of materials and manufacturing and delivery methodologies.
Management further determined that, based on their economic similarities, the Company’s operating subsidiaries, representing components, should be aggregated into one reporting unit for purposes of assessing potential impairment of goodwill in accordance with ASC Topic 350, Intangibles — Goodwill and Other. These legal entities represent acquisitions that occurred over time pursuant to the Company’s strategic growth strategy. Each operating subsidiary is managed by its president, who has primary responsibility for the respective operating subsidiary. These presidents are directly accountable to the CODM and maintain regular contact with the CODM as a team to discuss operating activities, financial results, forecasts, and operating plans for the Company’s single operating segment.
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
The Company performed a quantitative assessment of goodwill using the market capitalization calculation for fiscal years 2024 and 2023 and determined that the fair value of its reporting unit exceeded its carrying value, and thus concluded that the carrying value of goodwill was not impaired as of each goodwill impairment test date, which is July 1 of the applicable year. Accordingly, no further analysis was required or performed.
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
Deferred Financing Costs
Costs directly associated with obtaining debt financing are capitalized upon the issuance of long-term debt and amortized over the term of the related debt agreement. Unamortized amounts are presented on the Consolidated Balance Sheets as a direct deduction from the carrying amount of the related long-term debt liability. Loan issuance costs associated with the Revolving Credit Facility are presented as a component of other assets. Loan issuance costs incurred in connection with the Revolving Credit Facility are amortized using the straight-line method over the term of the Revolving Credit Facility.
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
The Company provides employee medical insurance under policies that are both fixed-premium, fully-insured policies and self-insured policies that are administered by the insurance company. Under the self-insured policies, the Company is liable to reimburse the insurance company for actual claims paid plus an administrative fee. The Company purchases separate stop-loss insurance that limits the individual participant claim loss to amounts ranging from $100,000 to $200,000.
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
Warranties
For some contracts, the Company is required to furnish a warranty that is usually one year in length. Because of the nature of these contracts, including contract owner inspections of the work both during construction and prior to acceptance, the Company has not experienced significant warranty costs for these short-term warranties and, therefore, has not established an accrual of these costs. Certain contracts carry longer warranty periods, for which the Company has accrued an estimate of warranty costs. The warranty liability is estimated based on the Company’s experience with the specific type of construction work and was not significant as of September 30, 2024 or 2023.
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

Stripping costs incurred during the development stage of a mine (pre-production stripping) are capitalized and reported within property, plant and equipment, net in the Company’s Consolidated Balance Sheets. Capitalized pre-production stripping costs are depleted in accordance with the units-of-production method as aggregates are extracted, once the mine is no longer in the development stage. Pre-production stripping costs included in property, plant and equipment were $1.7 million and $0.8 million, respectively, as of September 30, 2024 and 2023.
Stripping costs incurred during the production phase of a mine are variable production costs and are included in the costs of the inventory produced during the period that the stripping costs are incurred. The production phase of a mine is deemed to begin when saleable minerals are extracted, regardless of the level of production. However, the production phase does not commence with the removal of de minimis saleable mineral material that occurs in conjunction with the removal of overburden or waste material for the purpose of obtaining access to aggregate materials. Stripping costs considered as production costs and included in the costs of inventory produced for the fiscal years ended September 30, 2024, 2023 and 2022 were $3.2 million, $3.1 million and $1.7 million, respectively.
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
The Company measures and records an operating lease liability equal to the present value of the future lease payments. Because most of the Company’s leases do not provide an implicit rate, the Company’s incremental borrowing rate is used in determining the present value of lease payments. The amount of the operating lease right-of-use asset consists of: (i) the amount of the initial measurement of the operating lease liability; (ii) any lease payments made at or before the commencement date, minus any lease incentives received, and (iii) any initial direct costs incurred. The present value calculation may account for an option to extend or terminate the lease when it is reasonably certain that the Company will exercise the option. Within the provisions of certain leases, there are escalations in payments over the base lease term, which have been reflected in lease expense on a straight-line basis for operating leases over the expected lease term. A portion of the Company’s lease contracts contain the option to extend or renew. The Company assesses these options for individual leases in determining the initial measurement of the operating lease liability.

The Company has elected not to apply the recognition requirements of Topic 842 to short-term leases (those with terms of 12 months or less) or leases to explore for or use minerals. Instead, for these types of leases, the Company recognizes lease expense in the Consolidated Statements of Comprehensive Income on a straight-line basis over the lease term.

Comprehensive Income
The Company reports comprehensive income in its Consolidated Statements of Comprehensive Income and Consolidated Statements of Stockholders’ Equity. Comprehensive income consists of two subsets: net income and other comprehensive income (“OCI”). OCI includes adjustments for changes in fair value of an interest rate swap contract derivative and available-for-sale restricted investments. For additional information about comprehensive income, see Note 22 - Other Comprehensive Income (Loss).

Business Acquisitions
The Company accounts for business combinations using the acquisition method of accounting in accordance with ASC Topic 805, Business Combinations (“Topic 805”), which allocates the fair value of the purchase consideration to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values, other than leases acquired in connection with business combinations, which are recorded based on Topic 842, and contract assets and liabilities acquired in connection with business combinations, which are recorded based on ASC Topic 606, Revenue from Contracts with Customers. The excess of the purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill.
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

Note 3 - Accounting Standards
Recently Adopted Accounting Pronouncements
The Company monitors all Accounting Standards Update (“ASU”) issued by the Financial Accounting Standards Board (“FASB”) and other authoritative guidance. There are no recently issued accounting pronouncements that are expected to have a material impact on the Company’s financial statements.
Accounting Standards Pending Adoption
In November 2023, the FASB issued ASU 2023-07, “Segment Reporting - Improvements to Reportable Segment Disclosures,” which requires enhanced disclosures related to significant segment expenses and a description of how the chief operating decision maker utilizes segment operating profit or loss to assess segment performance. The new standard is effective for fiscal years beginning after December 15, 2023 and is to be applied retrospectively. The Company does not expect ASU 2023-07 to have a material impact on the Company’s financial statements and disclosures.
In December 2023, the FASB issued ASU 2023-09, “Income Taxes - Improvements to Income Tax Disclosures,” which requires disclosure of specific categories and disaggregation of information in the rate reconciliation table and expands disclosures related to income taxes paid. The new standard is effective for fiscal years beginning after December 15, 2024 and is to be applied prospectively. The Company does not expect ASU 2023-09 to have a material impact on the Company's financial statements and disclosures.

Note 4 - Business Acquisitions
During the fiscal year ended September 30, 2024, the Company and its subsidiaries made the following business acquisitions:
On October 2, 2023, the Company acquired substantially all of the assets of Hubbard Paving & Grading, Inc., an asphalt and paving company headquartered in Walhalla, South Carolina, for $3.0 million. This transaction added an HMA plant and expanded the Company’s service capabilities in the Upstate region of South Carolina.
On November 1, 2023, the Company acquired three HMA plants and certain related assets from Reeves Construction Company for $18.3 million. This transaction added HMA plants in Concord, North Carolina and Rock Hill and McConnells, South Carolina.
On December 29, 2023, the Company acquired all of the issued and outstanding membership interests of SJ&L General Contractor, LLC (“SJ&L”), an HMA and sitework company headquartered in Huntsville, Alabama, for $57.1 million. This transaction expanded the Company’s service capabilities in the Huntsville, Alabama metro area. In connection with this acquisition, the Company issued awards under the 2018 Equity Incentive Plan (defined below) to a certain key former employee of SJ&L who became a consultant to the Company consisting of 22,791 shares of restricted Class A common stock having an aggregate grant date fair value of $1.0 million. The Company also entered into a five-year non-compete agreement with a key former employee of SJ&L who became an employee of the Company providing for cash payments totaling $1.9 million, payable in ten equal payments on each six-month anniversary of the closing of the acquisition.

On January 2, 2024, the Company acquired substantially all of the assets of Littlefield Construction Company, a soil base, surface treatment and sitework company headquartered in Waycross, Georgia, for $6.5 million. This transaction expanded the Company’s service capabilities in the Waycross, Georgia area.

On May 1, 2024, the Company acquired certain assets of Sunbelt Asphalt Surfaces, Inc. (“Sunbelt Asphalt”), an asphalt paving company headquartered in Auburn, Georgia, for $29.2 million. The transaction added an HMA plant and a greenfield plant site in northeastern Georgia. In connection with this acquisition, the Company issued awards under the 2018 Equity Incentive Plan (defined below) to certain key former employees of Sunbelt Asphalt who became employees of the Company consisting of (i) 30,000 shares of restricted Class A common stock having an aggregate grant date fair value of $1.5 million and (ii) performance stock awards representing a target of 30,000 shares of Class A common stock having an aggregate grant date fair value of $1.5 million.
On June 3, 2024, the Company acquired substantially all of the assets of Hudson Paving, Inc., an asphalt and paving company headquartered in Rockingham, North Carolina, for $19.1 million. This transaction added an HMA plant and expanded the Company’s service capabilities in the Sandhills region of North Carolina.
On August 1, 2024, the Company acquired substantially all of the assets of Robinson Paving Company, headquartered in Columbus, Georgia, for $59.5 million. This transaction added three HMA plants and expanded the Company’s service capabilities in Columbus, Georgia and surrounding areas.
On September 10, 2024, the Company acquired substantially all of the assets of John G. Walton Construction Company, Inc., headquartered in Mobile, Alabama, for $38.9 million. This transaction added an HMA plant and expanded the Company’s service capabilities in the greater Mobile and southwestern Alabama market area.
Combined Acquisitions During the Fiscal Year Ended September 30, 2024
The above-referenced acquisitions were accounted for as business combinations in accordance with Topic 805. The Company consulted with independent third parties to assist in the valuation process. Total consideration transferred for these eight acquisitions was $231.7 million as of September 30, 2024.
Identifiable assets acquired and liabilities assumed were recorded at their estimated fair values based on the methodologies described under Business Acquisitions in Note 2 - Significant Accounting Policies. The amount of the purchase price exceeding the net fair value of identifiable assets acquired and liabilities assumed was recorded as goodwill in the aggregate amount of $71.0 million for these eight acquisitions, which is deductible for income tax purposes. Goodwill primarily represents the assembled workforce and synergies expected to result from the acquisitions.
The results of operations attributable to these acquisitions are included in the Company’s Consolidated Statements of Comprehensive Income for the fiscal year ended September 30, 2024, from their respective acquisition dates forward. The Company records certain costs to effect acquisitions as they are incurred, which are reflected in general and administrative expenses on the Company’s Consolidated Statements of Comprehensive Income in the amounts of $1.5 million, $0.3 million, and $0.8 million for the fiscal years ended September 30, 2024, 2023 and 2022, respectively.
There are certain acquisitions with provisional estimates that are subject to finalization due to the recent timing of the acquisitions, status of valuations and finalization of working-capital agreements. These estimates are subject to revision, which may result in adjustments to the values presented below. The Company will finalize these amounts within 12 months from the respective acquisition dates.

The following table summarizes the consideration for the aforementioned acquisitions and the amounts of identified assets acquired and liabilities assumed as of September 30, 2024 (in thousands):

	Acquisitions (Final)	SJ&L General Contractor, LLC Acquisition (Provisional)	Sunbelt Asphalt Surfaces, Inc. Acquisition (Provisional)	Hudson Paving, Inc. Acquisition (Provisional)	Robinson Paving Company Acquisition (Provisional)	John G. Walton Construction Company, Inc. Acquisition (Provisional)	Total
Contracts receivable including retainage	$—	$16,006	$6,645	$6,222	$7,600	$4,565	$41,038
Cost and estimated earnings in excess of billings on uncompleted contracts	—	309	365	506	2,738	284	4,202
Inventories	2,530	214	354	459	1,887	1,742	7,186
Prepaid expenses and other current assets	943	644	30	100	—	854	2,571
Property, plant and equipment	15,877	35,361	13,245	11,604	33,237	24,994	134,318
Operating lease right-of-use assets	548	157	438	—	38	—	1,181
Deferred tax assets	36	1,820	—	—	—	—	1,856
Intangible assets	258	220	1,400	—	1,300	—	3,178
Total assets	20,192	54,731	22,477	18,891	46,800	32,439	195,530

Accounts payable	—	(3,166)	(1,443)	(3,057)	(2,854)	(2,445)	(12,965)
Billings in excess of costs and estimated earnings on uncompleted contracts	—	(6,380)	(650)	(1,957)	(2,672)	(3,608)	(15,267)
Accrued expenses and other current liabilities	(681)	(3,816)	(43)	(125)	(297)	—	(4,962)
Operating lease liabilities	(548)	(157)	(438)	—	(38)	—	(1,181)
Other long-term liabilities	(418)	—	—	—	—	—	(418)
Total liabilities	(1,647)	(13,519)	(2,574)	(5,139)	(5,861)	(6,053)	(34,793)

Goodwill	9,304	15,857	9,268	5,396	18,600	12,529	70,954

Total cash consideration transferred	27,849	57,069	28,655	18,714	60,301	39,256	231,844
Total consideration (receivable) payable	—	—	516	434	(762)	(341)	(153)
Total purchase price	$27,849	$57,069	$29,171	$19,148	$59,539	$38,915	$231,691

The fair value of the financial assets acquired includes contracts receivables including retainage with an estimated fair value $41.0 million, which is the same amount as the gross amount due under the contracts. There is no amount that is expected to be uncollectible. The Consolidated Statement of Comprehensive Income for the fiscal year ended September 30, 2024 includes $119.2 million of revenue and $4.5 million of net income attributable to the operations of the businesses acquired during the 2024 fiscal year from their respective acquisition dates through September 30, 2024.

The following table presents pro forma revenues and net income as though the fiscal year 2024 acquisitions had occurred on October 1, 2022 (unaudited, in thousands):

	For the Fiscal Year Ended September 30,
	2024	2023
Pro forma revenues	$1,992,037	$1,846,235
Pro forma net income	$79,428	$58,912

Pro forma financial information is presented as if the operations of the acquisitions had been included in the consolidated results of the Company since October 1, 2022, and gives effect to transactions that are directly attributable to the acquisitions, including adjustments to:
(a)Include the pro forma results of operations of the acquisitions for the fiscal years ended September 30, 2024 and 2023.

(b)Include additional depreciation and depletion expense related to the fair value of acquired property, plant and equipment and reserves at aggregates facilities, as applicable, as if such assets were acquired on October 1, 2022 and consistently applied to the Company’s depreciation and depletion methodologies.

(c)Include interest expense under the Revolving Credit Facility, as if the funds borrowed to finance the purchase price were borrowed on October 1, 2022. Interest expense calculations further assume that no principal payments were made during the period from October 1, 2022 through September 30, 2024, and that the interest rate in effect on the date the Company made the acquisitions was in effect for the period from October 1, 2022 through September 30, 2024.

(d)Exclude acquisition-related expenses from the fiscal year ended September 30, 2024, as though such expenses were incurred prior to the pro forma acquisition date of October 1, 2022.

Pro forma information is presented for informational purposes and may not be indicative of revenue or net income that would have been achieved if these acquisitions had occurred on October 1, 2022.

Combined Acquisitions During the Fiscal Year Ended September 30, 2023
The following table summarizes the finalized consideration for the combined acquisitions during the fiscal year ended September 30, 2023, and the amounts of identified assets acquired and liabilities assumed (in thousands):

	Provisional amounts as of September 30, 2023	Finalized amounts as of September 30, 2024
Cash and cash equivalents	$33	$33
Contracts receivable including retainage	12,991	12,924
Cost and estimated earnings in excess of billings on uncompleted contracts	598	598
Inventories	3,088	3,088
Prepaid expenses and other current assets	799	799
Property, plant and equipment	45,937	45,937
Deferred tax assets	—	488
Intangible assets	5,900	5,900
Operating lease right-of-use assets	433	433
Total assets	69,779	70,200

Accounts payable	3,718	3,718
Billings in excess of costs and estimated earnings on uncompleted contracts	2,329	3,354
Accrued expenses and other current liabilities	895	1,790
Operating lease liabilities	433	433
Total liabilities	7,375	9,295

Goodwill	29,589	31,021

Total purchase price	$91,993	$91,926

During the year ended September 30, 2024, goodwill increased by $1.4 million for measurement period adjustments for acquisitions completed during the fiscal year ended September 30, 2023.

Note 5 - Contracts Receivable Including Retainage, net
Contracts receivable including retainage, net consisted of the following at September 30, 2024, 2023, and 2022 (in thousands):

	September 30,
	2024	2023	2022
Contracts receivable	$299,156	$251,324	$221,566
Retainage	52,728	53,286	44,253
	351,884	304,610	265,819
Allowance for credit losses	(1,073)	(906)	(612)
Contracts receivable including retainage, net	$350,811	$303,704	$265,207

The following is a summary of changes in the allowance for credit losses balance during the fiscal years ended September 30, 2024, 2023, and 2022 (in thousands):

	For the Fiscal Year Ended September 30,
	2024	2023	2022
Balance at beginning of period	$906	$612	$1,926
Charged (credited) to bad debt expense	491	456	(947)
Write-off of contracts receivable including retainage	(324)	(162)	(367)
Balance at end of period	$1,073	$906	$612

Retainage receivables are amounts earned by the Company but held by customers until contracts are near completion or fully completed.

Note 6 - Contract Assets and Liabilities
Costs and estimated earnings compared to billings on uncompleted contracts at September 30, 2024, 2023, and 2022 consisted of the following (in thousands):

	September 30,
	2024	2023	2022
Costs on uncompleted contracts	$2,224,511	$1,831,106	$1,520,510
Estimated earnings to date on uncompleted contracts	271,719	194,760	146,459
	2,496,230	2,025,866	1,666,969
Billings to date on uncompleted contracts	(2,590,329)	(2,077,475)	(1,690,175)
Net billings in excess of costs and estimated earnings on uncompleted contracts	$(94,099)	$(51,609)	$(23,206)

Significant changes to balances of costs and estimated earnings in excess of billings (contract asset) and billings in excess of costs and estimated earnings (contract liability) on uncompleted contracts from September 30, 2022 to September 30, 2024 are presented below (in thousands):

	Costs and Estimated Earnings in Excess of Billings on Uncompleted Contracts	Billings in Excess of Costs and Estimated Earnings on Uncompleted Contracts	Net Billings in Excess of Costs and Estimated Earnings on Uncompleted Contracts
September 30, 2022	$29,271	$(52,477)	$(23,206)
Changes in revenue billed, contract price or cost estimates	(1,975)	(26,428)	(28,403)
September 30, 2023	27,296	(78,905)	(51,609)
Changes in revenue billed, contract price or cost estimates	(1,330)	(41,160)	(42,490)
September 30, 2024	$25,966	$(120,065)	$(94,099)

As work is performed, revenue is recognized and the corresponding liability balance of billings in excess of costs and estimated earnings on uncompleted contracts is reduced. During the years ended September 30, 2024 and 2023 and 2022, the Company recognized revenue of $78.9 million, $52.5 million and $33.7 million, respectively, that was included in the billings in excess of costs and estimated earnings on uncompleted contracts liability balance at September 30, 2023, 2022 and 2021, respectively.
At September 30, 2024, the Company had unsatisfied or partially unsatisfied performance obligations under construction project contracts representing approximately $1.48 billion in aggregate transaction price. The Company expects to earn revenue as it satisfies the performance obligations under those contracts in the amount of approximately $1.18 billion during the fiscal year ending September 30, 2025, and approximately $0.30 billion thereafter.

Note 7 - Other Assets
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following at September 30, 2024 and 2023 (in thousands):

	September 30,
	2024	2023
Prepaid expenses	$10,170	$4,274
Other current assets	14,671	5,032
Total prepaid expenses and other current assets	$24,841	$9,306

Other Assets
Other assets consisted of the following at September 30, 2024 and 2023 (in thousands):

	September 30,
	2024	2023
Interest rate swap contract	$11,646	$26,909
Notes receivable	618	871
Other assets	5,700	4,925
Total other assets	$17,964	$32,705

Note 8 - Property, Plant and Equipment
Property, plant and equipment at September 30, 2024 and 2023 consisted of the following (in thousands):

	September 30,
	2024	2023
Construction equipment	$570,044	$447,467
Plants	255,214	208,708
Land and improvements	94,182	76,396
Mineral reserves	69,334	69,405
Buildings	39,838	36,885
Furniture and fixtures	8,616	7,538
Leasehold improvements	1,268	1,268
Total property, plant and equipment, gross	1,038,496	847,667
Accumulated depreciation, depletion and amortization	(426,842)	(358,462)
Construction in progress	18,270	15,890
Total property, plant and equipment, net	$629,924	$505,095

Depreciation, depletion and amortization expense related to property, plant and equipment for the fiscal years ended September 30, 2024, 2023 and 2022 was $92.6 million, $80.0 million and $68.9 million, respectively.
Mineral reserves, net of accumulated depletion, as of September 30, 2024 and 2023 were $62.1 million and $63.6 million, respectively. These amounts include $1.4 million and $1.5 million of asset retirement obligation assets, net of accumulated depletion associated with active mining operations as of September 30, 2024 and 2023, respectively, and $1.7 million and $0.8 million of capitalized stripping costs, net of accumulated depletion associated with development stage mining operations as of September 30, 2024 and 2023, respectively.

Note 9 - Goodwill and Other Intangible Assets
The following presents goodwill activity during the fiscal years ended September 30, 2024 and 2023 (in thousands):

Balance at September 30, 2022	$129,465
Additions	29,589
Dispositions	(2,383)
Measurement period adjustments	2,599
Balance at September 30, 2023	159,270
Additions	70,954
Measurement period adjustments	1,432
Balance at September 30, 2024	$231,656

The additions in goodwill as of September 30, 2024 compared to September 30, 2023 were attributable to $71.0 million for business acquisitions (see Note 4 - Business Acquisitions) completed during the fiscal year ended September 30, 2024 and an increase of $1.4 million for measurement period adjustments that were finalized for acquisitions completed during the fiscal year ended September 30, 2023.
A summary of other intangible assets at September 30, 2024 and 2023 is as follows (in thousands):

		September 30,
		2024			2023
	Weighted Average Life	Gross Value	Accumulated Amortization	Net Book Value	Gross Value	Accumulated Amortization	Net Book Value
Indefinite-lived:
Trade name licenses	Indefinite	$5,300	N/A	$5,300	$5,300	N/A	$5,300
Finite-lived:
Customer relationship	13 years	15,673	(3,806)	11,867	14,745	(2,598)	12,147
Other	6 years	5,670	(2,288)	3,382	3,420	(1,347)	2,073
Total intangible assets		$26,643	$(6,094)	$20,549	$23,465	$(3,945)	$19,520

The change in gross value of other intangible assets as of September 30, 2024 compared to September 30, 2023 is attributable to $3.2 million of business acquisitions (see Note 4 - Business Acquisitions) completed during the fiscal year ended September 30, 2024, and the weighted average life of the acquired intangible assets is six years.
Total amortization expense related to finite-lived intangible assets was $2.2 million, $2.4 million and $0.8 million for the fiscal years ended September 30, 2024, 2023 and 2022, respectively.
Estimated future total amortization expense related to finite-lived intangible assets is as follows (in thousands):

Fiscal Year	Estimated Amortization Expense
2025	$2,202
2026	2,006
2027	1,857
2028	1,566
2029	1,418
Thereafter	6,200
Total	$15,249

Note 10 - Liabilities
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following at September 30, 2024 and 2023 (in thousands):

	September 30,
	2024	2023
Accrued payroll and benefits	$25,322	$18,132
Accrued insurance costs	7,838	4,843
Other current liabilities	9,029	8,559
Total accrued expenses and other current liabilities	$42,189	$31,534

Other Long-Term Liabilities
Other long-term liabilities consisted of the following at September 30, 2024 and 2023 (in thousands):

	September 30,
	2024	2023
Accrued insurance costs	$11,757	$10,561
Other	4,710	2,837
Total other long-term liabilities	$16,467	$13,398

Note 11 - Debt
The Company maintains credit facilities to finance acquisitions, to fund the purchase of real estate, construction equipment, plants and other assets, and for general working capital purposes. Debt at September 30, 2024 and 2023 consisted of the following (in thousands):

	September 30,
	2024	2023
Long-term debt:
Term Loan A	$392,188	$283,750
Revolving Credit Facility	122,850	93,100
Total long-term debt	515,038	376,850
Deferred debt issuance costs, net	(1,514)	(1,110)
Current maturities of long-term debt	(26,563)	(15,000)
Long-term debt, net of current maturities and debt issuance costs	$486,961	$360,740

The Company and each of its subsidiaries are parties to a Third Amended and Restated Credit Agreement, dated June 30, 2022, with PNC Bank, National Association, as administrative agent and lender, PNC Capital Markets LLC, as joint lead arranger and sole bookrunner, Regions Bank and BofA Securities, Inc., each as a joint arranger, and certain other lenders (as amended, restated, supplemented or otherwise modified, the “Term Loan A / Revolver Credit Agreement”). The Term Loan A / Revolver Credit Agreement provides for (i) term loans in the aggregate principal amount of $375.0 million (consisting of an initial aggregate principal amount of $250.0 million (the “Initial Term Loan A”) and a subsequent term loan in the principal amount of $125.0 million (the “Incremental Term Loan A,” and collectively, the “Term Loan A”)), (ii) a revolving credit facility in an aggregate principal amount of up to $400.0 million (the “Revolving Credit Facility”) and (iii) a delayed draw term loan facility, the availability under which facility terminated as of December 31, 2023, in the aggregate principal amount of up to $50.0 million (the “Delayed Draw Term Loan”).
The Company incurred debt issuance costs of $0.8 million related to an amendment to the Term Loan A / Revolver Credit Agreement entered into on May 29, 2024, which are included as part of “Long-term debt, net of current maturities and deferred issuance costs” on the September 30, 2024 Consolidated Balance Sheets.

All outstanding advances under the Term Loan A and Revolving Credit Facility are due and payable in full on June 30, 2027 (the “Maturity Date”). The Initial Term Loan A (commencing on September 30, 2022) and the Incremental Term Loan A (commencing on May 29, 2024) amortize in quarterly installments in an amount (subject, in each case, to adjustments for prior mandatory and voluntary prepayments of principal) equal to: (a) 1.25% of the original principal amount on each of the following 11 quarter-end payment dates; (b) 1.875% of the original principal amount on each of the next eight quarter-end payment dates; and (c) all remaining principal on the Maturity Date. The annual interest rates applicable to advances are calculated, at the Company’s option, by using either a base rate, Term SOFR plus 0.10% or (solely with respect to the Revolving Credit Facility) Daily Simple SOFR plus 0.10%, in each case, plus an applicable margin percentage that corresponds to the Company’s consolidated net leverage ratio. Subject to various requirements, the Company generally may (and, under certain circumstances, must), prepay all or a portion of the outstanding balance of the advances, together with accrued interest thereon, prior to their contractual maturity. The obligations of the Company and its subsidiaries under the Term Loan A / Revolver Credit Agreement are secured by a first priority security interest in substantially all of the assets of the Company and each of its subsidiaries.
At September 30, 2024 and 2023, there was $392.2 million and $283.8 million, respectively, of principal outstanding under the Term Loan A, $122.9 million and $93.1 million, respectively, of principal outstanding under the Revolving Credit Facility, and availability of $268.8 million and $222.1 million, respectively, under the Revolving Credit Facility, including a reduction for outstanding letters of credit.
The Term Loan A / Revolver Credit Agreement contains customary negative covenants for agreements of this type, including, but not limited to, restrictions on the Company’s ability to make acquisitions, make loans or advances, make capital expenditures and investments, pay dividends, create or incur indebtedness, create liens, wind up or dissolve, consolidate, merge or liquidate, or sell, transfer or dispose of assets. The Term Loan A / Revolver Credit Agreement also requires the Company to satisfy certain financial covenants, including a minimum fixed charge coverage ratio of 1.20-to-1.00 and a maximum consolidated leverage ratio of 3.50-to-1.00, subject to certain adjustments. At September 30, 2024 and 2023, the Company’s fixed charge coverage ratio was 3.15-to-1.00 and 2.56-to-1.00, respectively, and the Company’s consolidated leverage ratio was 1.81-to-1.00 and 1.72-to-1.00, respectively. At both September 30, 2024 and 2023, the Company was in compliance with all covenants under the Term Loan A / Revolver Credit Agreement.
From time to time, the Company has entered into interest rate swap agreements to hedge against the risk of changes in interest rates. At September 30, 2024 and 2023, the aggregate notional value of these interest rate swap agreements was $300.0 million and the fair value was $11.6 million and $26.9 million, respectively, which is included within other assets on the Company’s Consolidated Balance Sheets.
The scheduled contractual repayment terms of long-term debt at September 30, 2024 are as follows:

Fiscal Year	Amount
2025	$26,563
2026	31,875
2027	456,600
Total	$515,038

Interest expense was $23.2 million, $18.7 million and $7.9 million for the fiscal years ended September 30, 2024, 2023 and 2022, respectively. Amortization of deferred debt issuance costs included in interest expense was $0.4 million, $0.3 million and $0.2 million for the fiscal years ended September 30, 2024, 2023 and 2022, respectively.

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

Conversion of Class B Common Stock to Class A Common Stock
During the fiscal year ended September 30, 2024, certain stockholders of the Company converted a total of 136,813 shares of Class B common stock into shares of Class A common stock on a one-for-one basis. As of September 30, 2024, there were 43,819,102 shares of Class A common stock and 8,861,698 shares of Class B common stock outstanding.
Restricted Stock Awards
During the fiscal year ended September 30, 2024, the Company awarded a total of 165,471 shares of Class A common stock to certain members of Company management under the Construction Partners, Inc. 2018 Equity Incentive Plan (the “Equity Incentive Plan”).
Additional information about these transactions is set forth in Note 14 - Share-Based Compensation.
Treasury Stock

During the fiscal year ended September 30, 2024, the Company received a total of 33,772 shares of Class A common stock from employees for reimbursement of income taxes paid by the Company on behalf of these employees related to the vesting of restricted stock awards. The Company received another 3,349 shares of Class A common stock through forfeitures of restricted stock awards by terminated employees.

On April 12, 2024, the Company’s Board of Directors authorized a stock repurchase program under which up to $40.0 million is available to purchase shares of the Company’s outstanding Class A common stock through September 30, 2025. Shares of the Company’s Class A common stock may be repurchased from time to time in open market transactions at prevailing market prices, in privately negotiated transactions or by other means in accordance with federal securities laws, including Rule 10b5-1 plans. The stock repurchase program does not obligate the Company to repurchase any shares of Class A common stock, and the stock repurchase program may be modified, suspended, extended or terminated at any time by the Company’s Board of Directors. The actual timing, number and value of shares of Class A common stock repurchased will be determined by a committee of the Board of Directors at its discretion and will depend on a number of factors, including the market price of the Company’s Class A common stock, capital allocation alternatives, general market and economic conditions and other corporate considerations. During the fiscal year ended September 30, 2024, the Company purchased 173,741 shares of Class A common stock for aggregate consideration of approximately $10.0 million through open market transactions.

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

	For the Fiscal Year Ended September 30,
	2024	2023	2022
Numerator
Net income attributable to common stockholders	$68,935	$49,001	$21,376
Denominator
Weighted average number of common shares outstanding, basic	51,883,760	51,827,001	51,773,559
Net income per common share attributable to common stockholders, basic	$1.33	$0.95	$0.41

The following table summarizes the calculation of the weighted-average number of diluted common shares outstanding and the calculation of diluted earnings per share for the periods presented (in thousands, except share and per share amounts):

	For the Fiscal Year Ended September 30,
	2024	2023	2022
Numerator
Net income attributable to common stockholders	$68,935	$49,001	$21,376
Denominator
Weighted average number of basic common shares outstanding, basic	51,883,760	51,827,001	51,773,559
Effect of dilutive securities:
Restricted stock unit grants	690,743	433,205	183,861
Weighted average number of diluted common shares outstanding:	52,574,503	52,260,206	51,957,420
Net income per diluted common share attributable to common stockholders	$1.31	$0.94	$0.41

Note 14 - Share-Based Compensation
The Equity Incentive Plan was initially approved by the Company’s stockholders in 2016, was amended and restated in April 2018, and was further amended in May 2019. In connection with the 2018 amendment and restatement, the Company reserved 2,000,000 shares of Class A common stock for issuance pursuant to awards granted thereunder. In March 2024, the Company’s stockholders approved an increase in such share reserve by an additional 1,000,000 shares. At September 30, 2024, there were 1,241,710 shares of Class A common stock remaining available for issuance under the Equity Incentive Plan.
The Construction Partners, Inc. 2024 Restricted Stock Plan (the “Restricted Stock Plan”) was approved by the Company’s stockholders and adopted by the Company in March 2024. At that time, the Company reserved 2,000,000 shares of Class B common stock for issuance pursuant to awards granted thereunder. At September 30, 2024, there were 2,000,000 shares of Class B common stock remaining available for issuance under the Restricted Stock Plan.
The following table summarizes the components of share-based compensation expense included in general and administrative expenses in the Consolidated Statements of Comprehensive Income during the fiscal years ended September 30, 2024, 2023 and 2022 (in thousands):

	For the Fiscal Year Ended September 30,
	2024	2023	2022
Equity classified awards	$10,735	$10,759	$8,000
Liability classified awards	3,677	—	—
Employee stock purchase plan	619	—	—
Total share-based compensation expense	$15,031	$10,759	$8,000

Restricted Stock - Equity Classified Awards
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

	For the Fiscal Year Ended September 30,
	2024		2023		2022
	RSUs	Weighted Average Grant Date Fair Value Per RSU	RSUs	Weighted Average Grant Date Fair Value Per RSU	RSUs	Weighted Average Grant Date Fair Value Per RSU
Unvested shares, beginning balance	824,280	28.41	715,724	29.34	595,561	25.42
Shares awarded	110,113	45.70	210,412	26.21	256,167	32.62
Shares vested	(421,873)	29.05	(76,963)	31.01	(134,481)	18.19
Shares forfeited	(3,349)	32.11	(24,893)	28.36	(1,523)	33.77
Unvested shares, ending balance	509,171	31.59	824,280	28.41	715,724	29.34

Aggregate grant date fair value of awards	$5,032		$5,514		$8,356
Compensation expense recorded upon vesting of awards	8,416		8,717		6,966
Unrecognized compensation expense at fiscal year-end	6,331		9,766		15,152
Weighted average recognition period remaining, in years	2.5		2.5		2.5

The restricted shares granted under the Equity Incentive Plan will vest, as applicable, as follows:

Fiscal Year	Number of Shares
2025	369,822
2026	85,867
2027	23,482
2028	15,000
2029	15,000
Total	509,171

Performance Stock Units - Equity Classified Awards
Performance stock units (“PSUs”) provide for the issuance of shares of Class A common stock upon vesting, which occurs at the end of the performance period based on achievement of certain Company performance metrics established by the Compensation Committee of the Company’s Board of Directors. The final number of shares of common stock issuable upon vesting of PSUs can range from 0% to 150% of the number of PSUs initially granted, depending on the level of achievement, as determined by the Compensation Committee of the Company’s Board of Directors. The achievement of performance goals is modified by the total stockholder return ranking of the Company against the Russell 2000 Index over the performance period and can increase or decrease the achieved award by up to 15%. The Company recognizes expense, net of estimated forfeitures, for PSUs based on the forecasted achievement of Company performance metrics, multiplied by the fair value of the total number of shares of common stock that the Company anticipates will be issued based on such achievement.
During the fiscal year ended September 30, 2024, the Company awarded PSUs representing a target of 113,044 shares and forecasted vesting of 84,783 shares of Class A common stock to certain members of Company management under the Equity Incentive Plan. The grants are classified as equity awards. The aggregate grant date fair value of these PSU awards was $5.5 million. During the fiscal years ended September 30, 2024 and 2023, the Company recorded compensation expense in connection with PSUs in the amount of $2.3 million and $2.0 million, respectively, which is reflected as general and administrative expenses in the Company’s Consolidated Statements of Comprehensive Income. At September 30, 2024, the Company forecasted 149,807 shares of Class A common stock underlying PSUs as unvested and approximately $3.9 million of unrecognized compensation expense related to PSU awards, which will be recognized over a remaining weighted-average period of 2.1 years. During the fiscal year ended September 30, 2024, 55,358 shares of Class A common stock underlying PSUs were vested and issued.

Cash-Settled Restricted Stock Units - Liability Classified Awards
During the fiscal year ended September 30, 2024, the Company granted 114,264 of cash-settled restricted stock units (“RSUs”) to employees of the Company under the Equity Incentive Plan, of which 5,352 shares were forfeited by employees. The Company elects to account for forfeitures as they occur. The aggregate grant date fair value of these awards was $5.1 million and the fair value at September 30, 2024 was $7.6 million. Compensation expense associated with these awards for the fiscal years ended September 30, 2024, 2023 and 2022 was $3.7 million, $0.0 million and $0.0 million, respectively, which is reflected as general and administrative expenses in the Consolidated Statements of Comprehensive Income. As of September 30, 2024 and September 30, 2023, the liability for cash-settled RSUs was $3.7 million and $0.0 million, respectively, and is included in accrued expenses and other current liabilities and other long-term liabilities. At September 30, 2024, there was approximately $3.9 million of unrecognized compensation expense related to these awards, which will be recognized over a remaining weighted-average period of 3 years.
The grant date fair value of cash-settled RSU awards is based on the price of the Company’s Class A common stock and the number of RSUs awarded on the date of grant. The awards must be settled in cash and are accounted for as liability-type awards. The expense is recognized over the requisite service period with remeasurement at the end of each reporting period at fair value until settlement. The requisite service period is based on the vesting provisions of the awards, which generally occurs in four equal annual installments beginning on the date of the first fiscal year-end after the grant date.
Employee Stock Purchase Plan
The Construction Partners, Inc. Employee Stock Purchase Plan (“ESPP”) became effective on May 13, 2021. The ESPP is intended to provide eligible employees of the Company an opportunity to purchase shares of the Company’s Class A common stock at a discounted rate using funds withheld through payroll deductions. The total number of shares offered under the ESPP is 1,000,000. The first offering period under the ESPP commenced on July 1, 2023. Since that date, employees have purchased 47,349 shares under the ESPP. Employer expense associated with the ESPP for the fiscal years ended September 30, 2024, 2023 and 2022 was $0.6 million, $0.0 million, and $0.0 million, respectively, and is included in general and administrative expenses in the Consolidated Statements of Comprehensive Income.

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
The provision for income taxes (benefit) for the fiscal years ended September 30, 2024, 2023 and 2022 consisted of the following (in thousands):

	For the Fiscal Year Ended September 30,
	2024	2023	2022
Current
U.S. Federal	$(2,124)	$3,520	$—
State	2,604	1,718	949
Total current	480	5,238	949
Deferred
U.S. Federal	19,043	9,959	5,662
State	3,638	1,206	304
Total deferred	22,681	11,165	5,966
Provision for income taxes	$23,161	$16,403	$6,915

Differences exist between income and expenses reported on the consolidated financial statements and those deducted for U.S. federal and state income tax reporting. The Company’s deferred tax assets and liabilities consisted of the following temporary difference tax effects at September 30, 2024 and 2023 (in thousands):

	September 30,
	2024	2023
Deferred tax assets
Amortization of finite-lived intangible assets	$1,082	$1,022
Federal net operating loss carryforward	4,099	—
Federal interest limitation carryforward	6,198	1,254
State net operating loss carryforward	3,160	1,177
Employee benefits	7,959	4,695
Other	3,846	2,709
Total deferred tax assets	26,344	10,857
Deferred tax liabilities
Amortization of goodwill	(11,860)	(8,647)
Property, plant and equipment	(66,216)	(32,939)
Interest rate swap contract	(2,115)	(6,343)
Other	(5)	(49)
Total deferred tax liabilities	(80,196)	(47,978)
Net deferred tax liabilities	$(53,852)	$(37,121)

The Consolidated Balance Sheets at September 30, 2024 and 2023 include gross deferred tax assets of $26.3 million and $10.9 million, respectively. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the periods in which those temporary differences are deductible. Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carryforward periods), projected taxable income, and tax-planning strategies in making this assessment. Based on the weight of all evidence known and available as of the balance sheet date, management believes that these tax benefits are more likely than not to be realized in the future. To the extent that management does not consider it more likely than not that a deferred tax asset will be recovered, a valuation allowance is established.
Income taxes payable have been reduced by fuel tax credits of $0.5 million and $0.3 million for the fiscal years ended September 30, 2024 and 2023, respectively. The remaining amount of goodwill expected to be deductible for tax purposes was $164.9 million and $109.5 million at September 30, 2024 and 2023, respectively.
The following is a reconciliation of net deferred tax assets (liabilities) to amounts reflected on the Company’s Consolidated Balance Sheets at September 30, 2024 and 2023 (in thousands):

	September 30,
	2024	2023
Asset: Deferred income taxes, net	$—	$—
Liability: Deferred income taxes, net	(53,852)	(37,121)
Net deferred tax liabilities	$(53,852)	$(37,121)

At September 30, 2024 and 2023, the Company had federal net operating loss carryforwards of $19.5 million and $0.0 million, respectively, and state net operating loss carryforwards of $65.4 million and $27.8 million, respectively. The state net operating loss credit carryforwards expire in varying amounts between the fiscal years ended September 30, 2032 and 2043 or are indefinite.
The U.S. statutory federal income tax rate applicable to the Company was 21% during the fiscal years ended September 30, 2024, 2023 and 2022. The following table reconciles income taxes based on the U.S. federal statutory tax rate to the Company’s income before provision for income taxes for the fiscal years ended September 30, 2024, 2023 and 2022 (in thousands):

	For the Fiscal Year Ended September 30,
	2024	2023	2022
Provision for income tax at federal statutory rate	$19,340	$13,735	$5,941
State income taxes	2,817	2,222	569
Permanent differences	983	348	353
Other	21	98	52
Provision for income taxes	$23,161	$16,403	$6,915

Uncertain Tax Positions
ASC Topic 740, Income Taxes (“Topic 740”), prescribes a recognition threshold and measurement model for the financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return and provides guidance on derecognition classification, interest and penalties, accounting in interim periods, disclosure and transition.
The Company is subject to tax audits in various jurisdictions in the United States. Tax audits, by their nature, are often complex. In the normal course of business, the Company is subject to challenges from the Internal Revenue Service (“IRS”) and other tax authorities regarding amounts of taxes due. These challenges may alter the timing or amount of taxable income or deductions, or the allocation of income among tax jurisdictions. As part of the calculation of the provision for income taxes on earnings, management determines whether the benefits of the Company’s tax positions are at least more likely than not to be sustained upon audit based on the technical merits of the tax position. For tax positions that are more likely than not to be sustained upon audit, management accrues the largest amount of the benefit that is more likely than not to be sustained. Such accruals require management to make estimates and judgments with respect to the ultimate outcome of a tax audit. Actual results could vary materially from these estimates. The Company performed an analysis of its tax positions and determined that no uncertain tax positions existed at September 30, 2024 or 2023. Accordingly, there was no liability for uncertain tax positions at September 30, 2024 or 2023. Based on the provisions of Topic 740, the Company had no material unrecognized tax benefits at September 30, 2024 or 2023. Due to the utilization of net operating loss carryforwards, the Company’s federal income tax returns for fiscal years ended September 30, 2021 through 2023 are subject to examination. Various state income tax returns for fiscal years ended September 30, 2012 through 2023 are also subject to examination.

Note 16 - Employee Benefit Plans
The Company offers a 401(k) retirement plan covering substantially all employees who are at least 18 years old and have more than six months of service. The Company makes discretionary employer contributions, subject to IRS safe harbor rules. Employer contributions charged to earnings during the fiscal years ended September 30, 2024, 2023 and 2022 were $7.8 million, $6.8 million, and $5.5 million, respectively.

Note 17 - Related Parties
On December 31, 2017, the Company sold an indirect wholly-owned subsidiary to an immediate family member of an executive officer of the Company (“Purchaser of Subsidiary”) in consideration for a note receivable in the amount of $1.0 million, which approximated the net book value of the disposed entity. At September 30, 2024, $0.1 million and $0.1 million was reflected on the Company’s Consolidated Balance Sheets within other current assets and other assets, respectively, representing the remaining balances on this note receivable. In connection with this transaction, the Company also received a note from the disposed entity (“Disposed Entity”) on December 31, 2017 in the amount of $1.0 million representing certain accounts payable of the disposed entity that were paid by the Company. At September 30, 2024, $0.1 million and $0.1 million was reflected on the Company’s Consolidated Balance Sheets within other current assets and other assets, respectively, representing the remaining balances on this note receivable. Remaining principal and interest payments are scheduled to be made in periodic installments through fiscal year 2026.
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
•The Company is party to a management services agreement with SunTx, under which the Company pays SunTx $0.30 million per fiscal quarter and reimburses certain travel and other out-of-pocket expenses associated with services rendered under the management services agreement.
The following table presents revenues earned and expenses incurred by the Company during the fiscal years ended September 30, 2024, 2023 and 2022, and receivable and accounts payable balances at September 30, 2024 and 2023, related to transactions with the related parties described above (in thousands):

	Revenue Earned (Expense Incurred)						Receivable (Payable)
	For the Fiscal Year Ended September 30,						September 30,
	2024		2023		2022		2024	2023
Purchaser of Subsidiary	$—		$—		$—		$207	$311
Disposed Entity	—		—		—		132	198
Land Development Project	—		—		—		548	632
Subcontracting Services	(7,142)	(1)	(8,627)	(1)	(8,655)	(1)	(239)	(593)
Island Pond	(400)	(2)	(340)	(2)	(320)	(2)	—	—
SunTx	(2,002)	(2)	(1,486)	(2)	(1,451)	(2)	—	—

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
Letters of Credit
Under the Revolving Credit Facility, the Company has a total capacity of $400.0 million that may be used for a combination of cash borrowings and letter of credit issuances. At each of September 30, 2024 and 2023, the Company had aggregate letters of credit outstanding in the amount of $8.3 million and $9.8 million, respectively, primarily related to certain insurance policies as described in Note 2 - Significant Accounting Policies.

Purchase Commitments
As of September 30, 2024, the Company had unconditional purchase commitments for diesel fuel and natural gas in the normal course of business in the aggregate amount of $4.0 million and $0.5 million, respectively. Management does not expect any significant changes in the market value of these goods during the commitment period that would have a material adverse effect on the financial condition, results of operations and cash flows of the Company. As of September 30, 2024, the Company’s purchase commitments annually thereafter are as follows (in thousands):

Fiscal Year	Amount
2025	$3,193
2026	1,264
Total	$4,457

Minimum Royalties
The Company has lease agreements associated with aggregates facilities under which the Company makes royalty payments. These agreements are outside the scope of Topic 842. The payments are generally based on tons sold in a particular period; however, certain agreements have minimum annual payments. The Company has commitments in the form of minimum royalties as of September 30, 2024 in the amount of $2.2 million, due as follows (in thousands):

Fiscal Year	Amount
2025	$256
2026	192
2027	180
2028	145
2029	145
Thereafter	1,325
Total	$2,243

Royalty expense recorded in cost of revenue during the fiscal years ended September 30, 2024, 2023 and 2022 was $1.8 million, $1.5 million and $1.6 million, respectively.

Note 19 - Leases

The Company leases certain facilities, office space, vehicles and equipment. As of September 30, 2024, operating leases under Topic 842 were included in (i) operating lease right-of use assets, (ii) current portion of operating lease liabilities and (iii) operating lease liabilities, net of current portion on the Consolidated Balance Sheets in the amounts of $38.9 million, $9.1 million and $30.7 million, respectively. As of September 30, 2024, the Company did not have any lease contracts that had not yet commenced but had created significant rights and obligations.

The components of lease expense were as follows for the periods presented (in thousands):

	For the Fiscal Year Ended September 30,
	2024	2023	2022
Operating lease cost	$7,069	$3,150	$2,568
Short-term lease cost	24,538	22,631	21,177
Total lease expense	$31,607	$25,781	$23,745

Short-term leases (those with terms of 12 months or less) are not capitalized but are expensed on a straight-line basis over the lease term. The majority of the Company’s short-term leases relate to equipment used on construction projects. These leases are entered into at periodic rental rates for an unspecified duration and typically have a termination for convenience provision.

As of September 30, 2024, the weighted-average remaining term of the Company’s operating leases was 5.0 years, and the weighted-average discount rate was 5.62%. As of September 30, 2024, the lease liability was equal to the present value of the remaining lease payments, discounted using the incremental borrowing rate on the Company’s secured debt using a single maturity discount rate, as such rate is not materially different from the discount rate applied to each of the leases in the portfolio.

The following table summarizes the Company’s undiscounted operating lease liabilities outstanding as of September 30, 2024 (in thousands):

Fiscal Year	Amount
2025	$11,067
2026	10,702
2027	9,954
2028	6,186
2029	2,366
Thereafter	4,617
Total future minimum lease payments	$44,892
Less: imputed interest	5,166
Total	$39,726

Note 20 - Fair Value Measurements

The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2024 and 2023 under Topic 820 (in thousands):

	Fair Value Measurement at Reporting Date Using
September 30, 2024	Level 1	Level 2	Level 3
Assets:
Interest rate swaps	$—	$11,646	$—
Corporate debt securities	—	6,872	—
U.S. government securities	—	8,338	—
Municipal government securities	—	1,598	—
Other debt securities	—	1,212	—
Total Assets	$—	$29,666	$—

	Fair Value Measurement at Reporting Date Using
September 30, 2023	Level 1	Level 2	Level 3
Assets:
Commodity swap contracts	$—	$204	$—
Interest rate swaps	—	26,909	—
Corporate debt securities	—	5,605	—
U.S. government securities	—	6,549	—
Municipal government securities	—	1,748	—
Other debt securities	—	1,177	—
Total Assets	$—	$42,192	$—

Liabilities:
Commodity swap contracts	$—	$20	$—
Total Liabilities	$—	$20	$—

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

The Company records derivatives at fair value. On the date the derivative contract is entered into, the Company may designate the derivative as one of the following: (i) a hedge of a forecasted transaction or the variability of cash flows to be paid (“cash flow hedge”) or (ii) a hedge of the fair value of a recognized asset or liability (“fair value hedge”).

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

The following table represents the approximate amount of realized and unrealized gains (losses) and changes in fair value recognized in earnings on commodity derivative contracts for the fiscal years ended September 30, 2024, 2023 and 2022 and the fair value of these derivatives as of September 30, 2024 and 2023 (in thousands):

	For the Fiscal Year Ended September 30,
		2024			2023			2022
	Change in			Change in			Change in
	Realized Gain (Loss)	Unrealized Gain (Loss)	Total Gain (Loss)	Realized Gain (Loss)	Unrealized Gain (Loss)	Total Gain (Loss)	Realized Gain (Loss)	Unrealized Gain (Loss)	Total Gain (Loss)
Cost of revenues	$(61)	$(184)	$(245)	$(2,255)	$(342)	$(2,597)	$3,472	$(1,286)	$2,186
Interest expense, net	10,630	—	10,630	8,297	—	8,297	(806)	1,668	862
Total	$10,569	$(184)	$10,385	$6,042	$(342)	$5,700	$2,666	$382	$3,048

	September 30,
Balance Sheet Classification	2024	2023
Prepaid expenses and other current assets - commodity swaps(2)	$—	$204
Other assets - interest rate swap (1)	11,646	26,909
Accrued expense and other current liabilities - commodity swaps(2)	—	(20)
Net unrealized gain position	$11,646	$27,093

(1) Represents designated cash flow hedge of $11.6 million and $26.9 million as of September 30, 2024 and 2023, respectively.
(2) Represents derivatives not designated as hedges.

Note 22 - Other Comprehensive Income (Loss)

Comprehensive income (loss) consists of two subsets: net income and OCI. The components of other comprehensive income (loss) are presented in the accompanying Consolidated Statements of Comprehensive Income and Consolidated Statements of Stockholders’ Equity, net of applicable taxes. The Company’s interest rate swap contract hedge included in other comprehensive income for the fiscal years ended September 30, 2024 and 2023 was entered into on July 1, 2022 with an original notional value of $300.0 million. The maturity date of this swap is June 30, 2027. The Company received a credit of $12.6 million under the “blend and extend” arrangement utilizing the fair values of the existing interest rate swap agreements at June 30, 2022.

Amounts in accumulated other comprehensive income (loss) (“AOCI”), net of tax, are as follows (in thousands):

	September 30,
AOCI	2024	2023	2022
Interest rate swap contract, net of blend and extend arrangement	9,852	25,533	23,761
Unrealized gain (loss) on available-for-sale securities	34	(848)	(566)
Less tax effect of other comprehensive income (loss) items	(2,384)	(5,991)	(5,575)
Total	$7,502	$18,694	$17,620

Changes in AOCI, net of tax, are as follows (in thousands):

AOCI
Balance at September 30, 2022	17,620
Net OCI changes	1,074
Balance at September 30, 2023	18,694
Net OCI changes	(11,192)
Balance at September 30, 2024	$7,502

Amounts reclassified from AOCI to earnings, are as follows (in thousands):

	2024	2023	2022
Interest (benefit) expense	$(10,630)	$(8,297)	$468
Realized loss on restricted investments	53	30	—
Expense (benefit) from income taxes	2,558	1,998	(108)
Total reclassifications from AOCI to earnings	$(8,019)	$(6,269)	$360

Note 23 - Asset Retirement Obligations
As discussed in Note 2 - Significant Account Policies, the Company has AROs, which are liabilities associated with its legally required obligations to reclaim owned and leased aggregates facilities. At September 30, 2024 and 2023, the Company’s AROs were $2.5 million and $2.4 million, respectively, which are reflected as “Other long-term liabilities” on the Company’s Consolidated Balance Sheets. Accretion and depreciation expense related to AROs for the fiscal years ended September 30, 2024, 2023 and 2022 was $0.1 million, $0.1 million and $0.1 million, respectively.

The following is a reconciliation of these AROs (in thousands):

	For the Fiscal Year Ended September 30,
	2024	2023
Asset Retirement Obligations
Balance at beginning of year	$2,417	$2,858
Liabilities incurred	—	—
Liabilities settled	—	(502)
Liabilities assumed	—	—
Accretion expense	60	61
Balance at end of year	$2,477	$2,417

Note 24 - Investments

The following is a summary of debt securities held by the Company as of September 30, 2024 and 2023 (in thousands):

September 30, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government securities	$8,332	$76	$70	$8,338
Corporate debt securities	6,781	162	71	6,872
Municipal government securities	1,618	16	36	1,598
Other debt securities	1,255	2	45	1,212
Total	$17,986	$256	$222	$18,020

September 30, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government securities	$6,869	$—	$320	$6,549
Corporate debt securities	5,931	—	326	5,605
Municipal government securities	1,853	—	105	1,748
Other debt securities	1,273	—	96	1,177
Total	$15,926	$—	$847	$15,079

The amortized cost and fair value of debt securities classified as available for sale by contractual maturity, as of September 30, 2024, are as follows (in thousands):

	September 30, 2024
	Amortized Cost	Fair Value
Due within one year	$3,583	$3,579
Due after one year through three years	3,791	3,750
Due after three years	10,612	10,691
Total	$17,986	$18,020

Note 25 - Unpaid Losses and Loss Adjustment Expenses

The following is a summary of the Company’s activity in the liability for loss and loss adjustment expense reserves for workers’ compensation, general liability and automobile liability as of September 30, 2024 and 2023 (in thousands):

	For the Fiscal Year Ended September 30,
	2024	2023
Balance at beginning of year	$15,297	$11,291
Total incurred	12,905	9,987
Total paid	(8,606)	(5,981)
Balance at end of year	$19,596	$15,297

At September 30, 2024 and 2023, these amounts are reflected as “Accrued expenses and other current liabilities” and “Other long-term liabilities” on the Company’s Consolidated Balance Sheets.

Note 26 - Condensed Financial Statements of Parent Company
CONSTRUCTION PARTNERS, INC.
PARENT COMPANY ONLY
CONDENSED BALANCE SHEETS
(in thousands, except share and per share data)

	September 30,
	2024	2023
ASSETS
Cash and cash equivalents	$80,991	$54,410
Prepaid expenses and other current assets	1,090	1,411
Total current assets	82,081	55,821
Property, plant and equipment, net	4,305	4,643
Investment in subsidiaries	597,765	524,466
Due from subsidiaries	57,688	13,015
Other assets	15,841	30,587
Total assets	$757,680	$628,532
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accrued expenses and other current liabilities	$5,348	$4,123
Current maturities of long-term debt	—	886
Total current liabilities	5,348	5,009
Long-term liabilities:
Due to subsidiaries	175,566	87,183
Deferred income taxes, net	1,239	5,030
Long-term debt, net of current maturities and debt issuance costs	—	14,736
Other long-term liabilities	1,787	—
Total long-term liabilities	178,592	106,949
Total liabilities	183,940	111,958
Stockholders’ Equity
Preferred stock, par value $0.001; 10,000,000 shares authorized at September 30, 2024 and September 30, 2023 and no shares issued and outstanding	—	—
Class A common stock, par value $0.001; 400,000,000 shares authorized, 44,062,830 shares issued and 43,819,102 shares outstanding at September 30, 2024, and 43,760,546 shares issued and 43,727,680 shares outstanding at September 30, 2023	44	44
Class B common stock, par value $0.001; 100,000,000 shares authorized, 11,784,650 shares issued and 8,861,698 shares outstanding at September 30, 2024, and 11,921,463 shares issued and 8,998,511 shares outstanding at September 30, 2023	12	12
Additional paid-in capital	278,065	267,330
Treasury stock, Class A common stock, par value $0.001, at cost, 243,728 shares at September 30, 2024, and 32,866 shares at September 30, 2023	(11,490)	(178)
Treasury stock, Class B common stock, par value $0.001, at cost, 2,922,952 shares at September 30, 2024 and 2023	(15,603)	(15,603)
Accumulated other comprehensive loss	7,502	18,694
Retained earnings	315,210	246,275
Total stockholders’ equity	573,740	516,574
Total liabilities and stockholders’ equity	$757,680	$628,532

See note to condensed financial statements of parent company.

CONSTRUCTION PARTNERS, INC.
PARENT COMPANY ONLY
CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands, except share and per share amounts)

	For the Fiscal Year Ended September 30,
	2024	2023	2022
Equity in net income of subsidiaries	$72,602	$50,899	$24,690
General and administrative expenses	(7,643)	(2,535)	(4,758)
Interest expense, net	2,681	(24)	68
Gain on sale of equipment, net	(4)	—	6
Other income	24	4	13
Income before provision for income taxes	67,660	48,344	20,019
Income tax benefit	1,275	657	1,357
Net income	$68,935	$49,001	$21,376
Other comprehensive (loss), net of tax
Unrealized gain (loss) on interest rate swap contract, net	(11,889)	1,297	18,091
Unrealized gain (loss) on restricted investments, net	697	(223)	(448)
Other comprehensive income (loss)	(11,192)	1,074	17,643
Comprehensive income	$57,743	$50,075	$39,019

Net income per share attributable to common stockholders:
Basic	$1.33	$0.95	$0.41
Diluted	$1.31	$0.94	$0.41
Weighted average number of common shares outstanding:
Basic	51,883,760	51,827,001	51,773,559
Diluted	52,574,503	52,260,206	51,957,420

See note to condensed financial statements of parent company.

CONSTRUCTION PARTNERS, INC.
PARENT COMPANY ONLY
CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Fiscal Year Ended September 30,
	2024	2023	2022
Cash flows from operating activities:
Net income	$68,935	$49,001	$21,376
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, accretion and amortization	834	757	757
Loss (gain) on sale of equipment	4	—	(6)
Loss (gain) on derivative instruments	—	—	(1,668)
Share-based compensation expense	14,412	10,759	8,000
Equity in net income of subsidiaries	(72,602)	(50,899)	(24,690)
Deferred income tax benefit	—	—	(248)
Other non-cash adjustments	(417)	(417)	(73)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	322	1,584	(1,932)
Other assets	(517)	(256)	(593)
Accrued expenses and other current liabilities	(666)	646	507
Other liabilities	—	—	(748)
Net cash provided by operating activities	10,305	11,175	682
Cash flows from investing activities:
Purchases of property, plant and equipment	(626)	(737)	(243)
Proceeds from sale of equipment	143	—	6
Investment in subsidiary	—	(29,317)	(10,986)
Net cash used in investing activities	(483)	(30,054)	(11,223)
Cash flows from financing activities:
Change in amounts due to (from) subsidiaries, net	28,171	32,126	(65,622)
Purchase of treasury stock	(11,312)	(139)	(39)
Principal payments on long-term debt	(100)	(1,828)	(420)
Proceeds from issuance of long-term debt, net of debt issuance costs and discount	—	—	54,527
Net cash (used in) provided by financing activities	16,759	30,159	(11,554)
Net change in cash and cash equivalents	26,581	11,280	(22,095)
Cash and cash equivalents:
Beginning of period	54,410	43,130	65,225
End of period	$80,991	$54,410	$43,130

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

Note 27 - Subsequent Events

Acquisition of Lone Star Paving
On November 1, 2024, the Company acquired all of the outstanding membership units of Asphalt Inc., LLC (doing business as Lone Star Paving) (“Lone Star Paving” and such acquisition, the “Lone Star Acquisition”), a vertically integrated asphalt manufacturing and paving company headquartered in Austin, Texas, with 10 HMA plants, four aggregate facilities, and one liquid asphalt terminal supporting its operations. The aggregate consideration delivered at the closing of the Lone Star Acquisition consisted of (i) $654.2 million in cash (as adjusted pursuant to the Unit Purchase Agreement, dated as of October 20, 2024, by and among the Company, Lone Star Paving, the selling unit holders party thereto, and John J. Wheeler, in his capacity as the selling unit holders’ representative thereunder) and (ii) 3,000,000 shares of Class A common stock having an aggregate fair market value of approximately $238.9 million at closing. In addition, the Company agreed to (i) pay cash to the selling unit holders in an amount equal to the working capital remaining in Lone Star Paving at closing, as finally determined (subject to adjustments and offsets to satisfy certain indemnification obligations and any purchase price overpayments), to be paid out in quarterly installments over four quarters following the closing and (ii) purchase from the selling unit holders for $30.0 million in cash an entity that owns certain real property following receipt of specified operational entitlements by such entity. The cash paid at closing was funded from the proceeds of the Term Loan B (defined below). The transaction will be accounted for as a business combination in accordance with Topic 805.
In connection with the acquisition, the Company issued awards under the Equity Incentive Plan to certain key employees of Lone Star Paving consisting of 180,000 shares of restricted Class A common stock having an aggregate grant date fair value of approximately $14.2 million. Separately, the Company paid transaction bonuses to certain officers, directors, key contractors and employees of the Company consisting of approximately $2.7 million in cash, 85,000 restricted shares of Class A common stockissued under the Equity Incentive Plan having an aggregate grant date fair value of approximately $6.3 million, and 55,000 restricted shares of Class B common stock issued under the Restricted Stock Plan having an aggregate grant date fair value of approximately $4.1 million. The restricted shares of Class A common stock and Class B common stock vested in full on November 6, 2024.
Term Loan B Credit Agreement
On November 1, 2024, the Company entered into a Term Loan Credit Agreement with Bank of America, N.A., as administrative agent, BofA Securities, Inc., PNC Capital Markets LLC, Regions Capital Markets, a division of Regions Bank, and TD Securities (USA) LLC, each as joint lead arranger and joint bookrunner, and certain other lenders party thereto (the “Term Loan B Credit Agreement”). The Term Loan B Credit Agreement provides for a senior secured first lien term loan facility in the aggregate principal amount of $850.0 million, which amount was fully drawn on November 1, 2024 (the “Term Loan B”). A portion of the proceeds of the Term Loan B was used to finance the cash portion of the consideration for the Lone Star Paving acquisition, including the repayment of certain outstanding indebtedness of Lone Star Paving and its subsidiaries at the closing. The remaining loan proceeds were or will be used (i) to repay the Company’s outstanding borrowings under the Revolving Credit Facility provided by the Term Loan A / Revolver Credit Agreement, (ii) to pay fees and expenses incurred in connection with the foregoing debt financing transactions and the Lone Star Acquisition and (iii) for working capital and other corporate purposes as permitted by the Term Loan B Credit Agreement.
The term loan matures on November 1, 2031 (the “Term Loan B Maturity Date”), and all outstanding principal amounts and accrued and unpaid interest thereon shall be due and payable on such date. The Company must repay the term loan in equal quarterly installments, commencing with the first full fiscal quarter ending after the date of the Term Loan B Credit Agreement, in an aggregate principal amount equal to 0.25% of the principal amount of the term loan, subject to adjustment for, among other things, any incremental term loans, with the balance payable on the Term Loan B Maturity Date.
Borrowings under the Term Loan B Credit Agreement bear interest, at the Company’s option, at a rate per annum equal to (i) a forward-looking term rate based on the Secured Overnight Financing Rate for the applicable interest period (“Term SOFR”) plus an applicable margin (the “Term SOFR Loans”) or (ii) the Base Rate (as defined below) plus the applicable margin (the “Base Rate Loans”). The Base Rate means, for any day, a fluctuating rate per annum equal to the highest of (w) the federal funds rate plus 0.50%, (x) the rate of interest in effect for such day as publicly announced from time to time by Bank of America as its “prime rate”, (y) Term SOFR plus 1.00% and (z) 1.00%. The applicable margin is (A) 2.50% in the case of Term SOFR Loans and (B) 1.50% in the case of Base Rate Loans. With respect to any Term SOFR Loans, the Company is required to pay interest on the last day of each one-, three- or six-month interest period, as elected by the Company, and, if such interest period is longer than three months, also at the end of each three-month period during such interest period. With respect to any Base Rate Loans, the Company is required to pay interest quarterly in arrears.
Amendment to Term Loan A / Revolver Credit Agreement
On October 30, 2024, the Company entered into a Fourth Amendment to the Term Loan A / Revolver Credit Agreement to, among other things, permit (i) the Lone Star Acquisition, (ii) entry into the Term Loan B Credit Agreement, and (iii) certain liens to be granted to secure the indebtedness incurred under the Term Loan B Credit Agreement on a pari passu basis with the liens securing the Company’s obligations under the Term Loan A / Revolver Credit Agreement. In addition, effective November 1, 2024, Lone Star

Paving was joined as a borrower and its subsidiaries were joined as guarantors under the Term Loan A / Revolver Credit Agreement. The amendment also modified certain negative covenants and adjusted the maximum consolidated net leverage ratio permitted under the Term Loan A / Revolver Credit Agreement as follows: (i) for each fiscal quarter ending on or prior to September 30, 2024, a maximum consolidated net leverage ratio of 3.50 to 1.00; (ii) for each fiscal quarter ending December 31, 2024 through and including September 30, 2025, a maximum consolidated net leverage ratio of 4.50 to 1.00; (iii) for each fiscal quarter ending December 31, 2025 through and including September 30, 2026, a maximum consolidated net leverage ratio of 4.00 to 1.00; and (iv) for each fiscal quarter ending December 31, 2026 and thereafter, a maximum consolidated net leverage ratio of 3.50 to 1.00.
Treasury Stock
In October and November 2024, the Company received a total of 120,847 shares of Class A common stock and 2,653 shares of Class B common stock from employees upon forfeitures of restricted stock awards and for reimbursement of income taxes paid by the Company on behalf of these employees related to restricted stock awards that vested on or subsequent to September 30, 2024.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.

Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2024. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2024, our disclosure controls and procedures were effective to provide reasonable assurance that material information that we are required to disclose in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that information that we are required to disclose in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d -15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control—Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the results of our evaluation, our management concluded that our internal control over financial reporting was effective as of September 30, 2024.
Attestation Report of Registered Public Accounting Firm

The effectiveness of our internal control over financial reporting as of September 30, 2024 has been audited by RSM US LLP, our independent registered public accounting firm, who also audited our consolidated financial statements included in this report, as stated in their reports which appear with our accompanying consolidated financial statements.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.
During the quarter ended September 30, 2024, no director or officer (as defined in Rule 16a-1(f) of the Exchange Act) of the Company adopted, modified, or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (in each case, as defined in Item 408(a) of Regulation S-K).

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.
The information required by this Item is incorporated by reference to the proxy statement for the 2025 annual meeting of stockholders of the Company to be filed by the Company with the SEC under the Exchange Act (the “2025 Proxy Statement”). The Company intends to file the 2025 Proxy Statement in January 2025, and in any event within 120 days after September 30, 2024.

Item 11.  Executive Compensation.
The information required by this Item is incorporated by reference to the 2025 Proxy Statement, except for the information required by Item 402(v) of Regulation S-K, which is specifically not incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this Item is incorporated by reference to the 2025 Proxy Statement.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.
The information required by this Item is incorporated by reference to the 2025 Proxy Statement.

Item 14.  Principal Accountant Fees and Services.
The information required by this Item is incorporated by reference to the 2025 Proxy Statement.

PART IV
Item 15. Exhibits, Financial Statement Schedules.
(a)     Documents Filed as Part of this Report.
(1)     Financial Statements.
The consolidated financial statements of Construction Partners, Inc. and its subsidiaries and the parent-only financial statements of Construction Partners, Inc. included herein at Item 8 are as follows:
•Reports of Independent Registered Public Accounting Firm — RSM US LLP
•Consolidated Balance Sheets as of September 30, 2024 and 2023
•Consolidated Statements of Comprehensive Income for the fiscal years ended September 30, 2024, 2023, and 2022
•Consolidated Statements of Changes in Stockholders’ Equity for the fiscal years ended September 30, 2024, 2023, and 2022
•Consolidated Statements of Cash Flows for the fiscal years ended September 30, 2024, 2023, and 2022
•Notes to Consolidated Financial Statements
•Parent Company Only Condensed Balance Sheets as of September 30, 2024 and 2023
•Parent Company Only Condensed Statements of Comprehensive Income for the fiscal years ended September 30, 2024, 2023, and 2022
•Parent Company Only Condensed Statements of Cash Flows for the fiscal years ended September 30, 2024, 2023, and 2022
•Note to Condensed Financial Statements of Parent Company
(2)      Financial Statement Schedules.
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
2.1#
Unit Purchase Agreement, dated as of October 20, 2024, by and among Construction Partners, Inc., Asphalt Inc., LLC, the Sellers listed on the signature pages thereto, and John J. Wheeler, in his capacity as the Sellers’ Representative (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K (File No. 001-38479) filed on October 21, 2024)

3.1
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
10.1†
Form of Indemnification Agreement, by and between Construction Partners, Inc. and each of its directors and executive officers (incorporated by reference to Exhibit 10.1 to Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-224174) filed on April 23, 2018)

10.2##
Third Amended and Restated Credit Agreement, dated as of June 30, 2022, by and among Construction Partners, Inc. and each of its wholly owned subsidiaries, as borrowers, PNC Bank, National Association, as administrative agent and lender, PNC Capital Markets LLC, as joint lead arranger and sole bookrunner, Regions Bank and BofA Securities, Inc., each as a joint arranger, and certain other lenders party thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-38479) filed on June 30, 2022)

10.2A##
First Amendment to Third Amended and Restated Credit Agreement, dated as of November 17, 2022, by and among Construction Partners, Inc. and each of its wholly owned subsidiaries, as borrowers, PNC Bank, National Association, as administrative agent and lender, PNC Capital Markets LLC, as joint lead arranger and sole bookrunner, Regions Bank and BofA Securities, Inc., each as a joint arranger, and certain other lenders party thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-38479) filed on November 22, 2022)

10.2B##
Second Amendment to Third Amended and Restated Credit Agreement, dated as of May 8, 2023, by and among Construction Partners, Inc. and each of its wholly owned subsidiaries, as borrowers, PNC Bank, National Association, as administrative agent and issuing lender, and certain other lenders party thereto (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 001-38479) filed on August 8, 2023)

10.2C##
Third Amendment to Third Amended and Restated Credit Agreement, dated as of May 29, 2024, by and among Construction Partners, Inc. and each of its wholly owned subsidiaries, as loan parties, PNC Bank, National Association, as administrative agent and lender, PNC Capital Markets LLC, as joint lead arranger and sole bookrunner, Regions Bank and BofA Securities, Inc., each as a joint arranger, and certain other lenders party thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-38479) filed on May 29, 2024)

10.2D##
Fourth Amendment to Third Amended and Restated Credit Agreement, dated as of October 30, 2024, by and among Construction Partners, Inc. and each of its wholly owned subsidiaries, as loan parties, PNC Bank, National Association, as administrative agent and lender, PNC Capital Markets LLC, as joint lead arranger and sole bookrunner, Regions Bank and BofA Securities, Inc., each as a joint arranger, and certain other lenders party thereto (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No. 001-38479) filed on November 4, 2024)

10.3##
Term Loan Credit Agreement, dated as of November 1, 2024, by and among Construction Partners, Inc. and each of its wholly owned subsidiaries, as borrowers, certain guarantors party thereto, certain lenders party thereto, Bank of America, N.A., as administrative agent, BofA Securities, Inc., PNC Capital Markets LLC, Regions Capital Markets, a division of Regions Bank, and TD Securities (USA) LLC, each as a joint lead arranger and joint bookrunner, and RBC Capital Markets, LLC, Fifth Third Bank, National Association, Hancock Whitney Bank and KeyBanc Capital Markets Inc., each as a co-manager (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-38479) filed on November 4, 2024)

10.4†
Form of Employment Agreement, dated April 1, 2020, by and between Construction Partners, Inc. and certain executive officers (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-38479) filed on April 3, 2020)

10.4A†
Amendment to Employment Agreement, effective as of October 1, 2020, by and between Construction Partners, Inc. and Fred J. Smith, III (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-38479) filed on October 2, 2020)

10.4B†
Second Amendment to Employment Agreement, effective as of May 5, 2021, by and between Construction Partners, Inc. and Fred J. Smith, III (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-38479) filed on May 7, 2021)

10.5†
Construction Partners, Inc. 2018 Equity Incentive Plan (incorporated by reference to Exhibit 10.7 to Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-224174) filed on April 23, 2018)

10.5A†
First Amendment to the Construction Partners, Inc. 2018 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 001-38479) filed on August 9, 2019)

10.5B†
Second Amendment to the Construction Partners, Inc. 2018 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No. 001-38479) filed on March 22, 2024)

10.5C†
Form of Restricted Stock Award under the Construction Partners, Inc. 2018 Equity Incentive Plan (incorporated by reference to Exhibit 10.9 to the Registration Statement on Form S-1 (File No. 333-224174) filed on April 6, 2018)

Exhibit Number	Description
10.5D†
Form of Performance Stock Unit Award Agreement under the Construction Partners, Inc. 2018 Equity Incentive Plan (Revenue Growth Rate and ROCE Vesting Criteria) (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-38479) filed on January 5, 2022)

10.5E†
Form of Performance Stock Unit Award Agreement under the Construction Partners, Inc. 2018 Equity Incentive Plan (Revenue Growth Rate and Adjusted EBITDA Margin Vesting Criteria) (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-38479) filed on November 9, 2022)

10.5F†
Form of Cash-Settled Restricted Stock Unit Award Agreement under the Construction Partners, Inc. 2018 Equity Incentive Plan (incorporated by reference to Exhibit 10.4E to the Annual Report on Form 10-K (File No. 001-38479) filed on November 29, 2023)

10.6†	Construction Partners, Inc. 2024 Restricted Stock Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-38479) filed on March 22, 2024)
10.6A†*	Form of Restricted Stock Award Agreement under the Construction Partners, Inc. 2024 Restricted Stock Plan
10.7†	Construction Partners, Inc. Employee Stock Purchase Plan (incorporated by reference to Appendix A to the Definitive Proxy Statement on Schedule 14A (File No. 001-38479) filed on January 12, 2022)
10.8
Management Services Agreement, dated October 1, 2006, by and between Construction Partners Holdings, Inc. (f/k/a Construction Partners, Inc.) and SunTx Capital Management Corp. (incorporated by reference to Exhibit 10.13 to the Registration Statement on Form S-1 (File No. 333-224174) filed on April 6, 2018)

10.8A
Amendment to Management Services Agreement, dated October 1, 2013, by and between Construction Partners Holdings, Inc. (f/k/a Construction Partners, Inc.) and SunTx Capital Management Corp. (incorporated by reference to Exhibit 10.14 to the Registration Statement on Form S-1 (File No. 333-224174) filed on April 6, 2018)

10.8B
Second Amendment to Management Services Agreement, effective as of October 1, 2015, by and between Construction Partners, Inc. and SunTx Capital Management Corp. (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q (File No. 001-38479) filed on May 9, 2023)

10.8C
Third Amendment to Management Services Agreement, effective as of October 1, 2023, by and between Construction Partners, Inc. and SunTx Capital Management Corp. (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q (File No. 001-38479) filed on May 9, 2023)

14.1	Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 to the Annual Report on Form 10-K (File No. 001-38479) filed on December 14, 2018)
19.1*	Construction Partners, Inc. Policy Prohibiting Insider Trading and Unauthorized Disclosure of Information to Others
19.2*	Construction Partners, Inc. Supplemental Policy Concerning Trading in Company Securities by Certain Designated Persons
21.1*	List of Significant Subsidiaries of Construction Partners, Inc.
23.1*	Consent of RSM US LLP
31.1*	Certification of President and Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
32.1**	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350
95.1*	Mine Safety Disclosures
97.1	Construction Partners, Inc. Incentive Compensation Recoupment Policy (incorporated by reference to Exhibit 97.1 to the Annual Report on Form 10-K (File No. 001-38479) filed on November 29, 2023)
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)
†	Management contract, compensatory plan or arrangement.
*	Filed herewith.

Exhibit Number	Description
**	Furnished herewith.
#	Schedules and exhibits omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company agrees to furnish to the Securities and Exchange Commission a copy of any omitted schedule or exhibit upon request.
##	Schedules and exhibits omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company agrees to furnish to the Securities and Exchange Commission a copy of any omitted schedule or exhibit upon request. Certain confidential information has been excluded pursuant to Item 601(b)(10)(iv) of Regulation S-K. Such excluded information is not material and is the type that the registrant treats as private or confidential.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 25th day of November, 2024.

CONSTRUCTION PARTNERS, INC.

By:	/s/ Fred J. Smith, III
Fred J. Smith, III
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name and Signature	Title	Date

/s/ Fred J. Smith, III	President, Chief Executive Officer and Director	November 25, 2024
Fred J. Smith, III	(Principal Executive Officer)

/s/ Gregory A. Hoffman	Senior Vice President and Chief Financial Officer	November 25, 2024
Gregory A. Hoffman	(Principal Financial Officer)

/s/ Todd K. Andrews	Chief Accounting Officer	November 25, 2024
Todd K. Andrews	(Principal Accounting Officer)

/s/ Ned N. Fleming, III	Executive Chairman of the Board	November 25, 2024
Ned N. Fleming, III

/s/ Charles E. Owens	Vice Chairman of the Board	November 25, 2024
Charles E. Owens

/s/ Craig Jennings	Director	November 25, 2024
Craig Jennings

/s/ Mark R. Matteson	Director	November 25, 2024
Mark R. Matteson

/s/ Michael H. McKay	Director	November 25, 2024
Michael H. McKay

/s/ Stefan L. Shaffer	Director	November 25, 2024
Stefan L. Shaffer

/s/ Noreen E. Skelly	Director	November 25, 2024
Noreen E. Skelly