Form 10-Q
period 2024-12-31
Construction Partners, Inc.
filed 2025-02-07
CIK 1718227

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of February 5, 2025, the registrant had 47,183,599 shares of Class A common stock, $0.001 par value, and 8,765,803 shares of Class B common stock, $0.001 par value, outstanding.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
Certain statements contained in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including, among other things, statements related to future events, business strategy, future performance, future operations, backlog, financial position, plans to repurchase shares of Class A common stock, estimated revenues and losses, projected costs, prospects, plans and objectives of management. All statements other than statements of historical fact may be forward-looking statements. Forward-looking statements are often, but not always, identified by the use of words such as “seek,” “anticipate,” “plan,” “continue,” “estimate,” “expect,” “may,” “will,” “project,” “predict,” “potential,” “targeting,” “intend,” “could,” “might,” “should,” “believe,” “outlook” and variations of such words or their negative and similar expressions. Forward-looking statements should not be read as a guarantee of future performance or results, and may not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking statements are based on management’s belief, based on currently available information, as to the outcome and timing of future events. These statements involve estimates, assumptions, known and unknown risks, uncertainties and other factors that may cause actual results or events to differ materially from those expressed in such forward-looking statements. When evaluating forward-looking statements, you should consider the risk factors and other cautionary statements described in this Quarterly Report on Form 10-Q and under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2024 (the “2024 Form 10-K”). We believe the expectations reflected in the forward-looking statements contained in this report are reasonable, but no assurance can be given that these expectations will prove to be correct. Forward-looking statements should not be unduly relied upon.
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
•our substantial indebtedness, costs associated therewith and the restrictions imposed on us by the terms thereof;
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
These factors are not necessarily all of the important factors that could cause actual results or events to differ materially from those expressed in the forward-looking statements. Other unknown or unpredictable factors could also cause actual results or events to differ materially from those expressed in the forward-looking statements. Our future results will depend upon various other risks and uncertainties, including those described in this Quarterly Report on Form 10-Q and in our 2024 Form 10-K. All forward-looking statements attributable to us are qualified in their entirety by this cautionary statement. Forward-looking statements speak only as of the date hereof. We undertake no obligation to update or revise any forward-looking statements after the date on which any such statement is made, whether as a result of new information, future events or otherwise, except as required by law.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
CONSTRUCTION PARTNERS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31,	September 30,
	2024	2024
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$132,504	$74,686
Restricted cash	564	1,998
Contracts receivable including retainage, net	384,076	350,811
Costs and estimated earnings in excess of billings on uncompleted contracts	35,705	25,966
Inventories	145,208	106,704
Prepaid expenses and other current assets	25,059	24,841
Total current assets	723,116	585,006
Property, plant and equipment, net	1,030,892	629,924
Operating lease right-of-use assets	42,513	38,932
Goodwill	644,206	231,656
Intangible assets, net	88,120	20,549
Investment in joint venture	85	84
Restricted investments	17,473	18,020
Other assets	21,511	17,964
Total assets	$2,567,916	$1,542,135
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$171,608	$182,572
Billings in excess of costs and estimated earnings on uncompleted contracts	136,660	120,065
Current portion of operating lease liabilities	10,586	9,065
Current maturities of long-term debt	37,719	26,563
Accrued expenses and other current liabilities	113,176	42,189
Total current liabilities	469,749	380,454
Long-term liabilities:
Long-term debt, net of current maturities and deferred debt issuance costs	1,183,132	486,961
Operating lease liabilities, net of current portion	32,650	30,661
Deferred income taxes, net	53,335	53,852
Other long-term liabilities	17,982	16,467
Total long-term liabilities	1,287,099	587,941
Total liabilities	1,756,848	968,395
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $0.001; 10,000,000 shares authorized and no shares issued and outstanding at December 31, 2024 and September 30, 2024	—	—
Class A common stock, par value $0.001; 400,000,000 shares authorized, 47,550,777 shares issued and 47,158,599 shares outstanding at December 31, 2024, and 44,062,830 shares issued and 43,819,102 shares outstanding at September 30, 2024	47	44
Class B common stock, par value $0.001; 100,000,000 shares authorized, 11,691,408 shares issued and 8,765,803 shares outstanding at December 31, 2024 and 11,784,650 shares issued and 8,861,698 shares outstanding at September 30, 2024	12	12
Additional paid-in capital	527,986	278,065
Treasury stock, Class A common stock, par value $0.001, at cost, 392,178 shares of Class A common stock at December 31, 2024 and 243,728 shares of Class A common stock at September 30, 2024	(23,128)	(11,490)
Treasury stock, Class B common stock, par value $0.001, at cost, 2,925,605 shares at December 31, 2024 and 2,922,952 shares at September 30, 2024	(16,046)	(15,603)
Accumulated other comprehensive income, net	10,038	7,502
Retained earnings	312,159	315,210
Total stockholders’ equity	811,068	573,740
Total liabilities and stockholders’ equity	$2,567,916	$1,542,135

See notes to consolidated financial statements (unaudited).

CONSTRUCTION PARTNERS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited in thousands, except share and per share data)

	For the Three Months Ended December 31,
	2024	2023
Revenues	$561,580	$396,505
Cost of revenues	485,009	344,625
Gross profit	76,571	51,880
General and administrative expenses	(44,266)	(35,454)
Acquisition-related expenses	(19,552)	(527)
Gain on sale of property, plant and equipment, net	1,055	836
Operating income	13,808	16,735
Interest expense, net	(18,130)	(3,746)
Other (expense) income	421	(28)
Income (loss) before provision for income taxes	(3,901)	12,961
Provision (benefit) for income taxes	(849)	3,118
Earnings from investment in joint venture	1	—
Net income (loss)	(3,051)	9,843
Other comprehensive income (loss), net of tax
Unrealized gain (loss) on interest rate swap contract, net	2,869	(7,105)
Unrealized gain (loss) on restricted investments, net	(333)	400
Other comprehensive income (loss)	2,536	(6,705)
Comprehensive income (loss)	$(515)	$3,138

Net income (loss) per share attributable to common stockholders:
Basic	$(0.06)	$0.19
Diluted	$(0.06)	$0.19

Weighted average number of common shares outstanding:
Basic	54,160,317	51,892,426
Diluted	54,160,317	52,430,864

See notes to consolidated financial statements (unaudited).

CONSTRUCTION PARTNERS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited in thousands, except share data)

	For the Three Months Ended December 31, 2024
	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Treasury Stock Class A Common Stock	Treasury Stock Class B Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss), net	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
September 30, 2024	44,062,830	$44	11,784,650	$12	$278,065	$(11,490)	$(15,603)	$315,210	$7,502	$573,740
Net loss	—	—	—	—	—	—	—	(3,051)	—	(3,051)
Share-based compensation expense	—	—	—	—	13,674	—	—	—	—	13,674
Issuance of stock awards	333,705	—	61,000	—	—	—	—	—	—	—
Issuance of common stock	3,000,000	3	—	—	236,247	—	—	—	—	236,250
Purchase of treasury stock	—	—	—	—	—	(11,638)	(443)	—	—	(12,081)
Other comprehensive income	—	—	—	—	—	—	—	—	2,536	2,536
Conversion of Class B common stock to Class A common stock	154,242	—	(154,242)	—	—	—		—	—	—
December 31, 2024	47,550,777	$47	11,691,408	$12	$527,986	$(23,128)	$(16,046)	$312,159	$10,038	$811,068

	For the Three Months Ended December 31, 2023
	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Treasury Stock Class A Common Stock	Treasury Stock Class B Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss), net	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
September 30, 2023	43,760,546	$44	11,921,463	$12	$267,330	$(178)	$(15,603)	$246,275	$18,694	$516,574
Net income	—	—	—	—	—	—	—	9,843	—	9,843
Share-based compensation expense	—	—	—	—	2,783	—	—	—	—	2,783
Issuance of stock awards	135,471	—	—	—	—	—	—	—	—	—
Purchase of treasury stock	—	—	—	—	—	(1,336)	—	—	—	(1,336)
Other comprehensive (loss)	—	—	—	—	—	—	—	—	(6,705)	(6,705)
December 31, 2023	43,896,017	$44	11,921,463	$12	$270,113	$(1,514)	$(15,603)	$256,118	$11,989	$521,159

See notes to consolidated financial statements (unaudited).

CONSTRUCTION PARTNERS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited in thousands)

	For the Three Months Ended December 31,
	2024	2023
Cash flows from operating activities:
Net income (loss)	$(3,051)	$9,843
Adjustments to reconcile net income to net cash, cash equivalents and restricted cash provided by operating activities:
Depreciation, depletion, accretion and amortization	31,184	21,121
Amortization of deferred debt issuance costs	495	74
Unrealized loss on derivative instruments	—	226
Provision for bad debt	92	281
Gain on sale of property, plant and equipment	(1,055)	(836)
Realized loss on restricted investments	19	23
Share-based compensation expense	14,403	2,889
Earnings from investment in joint venture	(1)	—
Deferred income tax benefit	(1,411)	(404)
Other non-cash adjustments	(229)	(86)
Changes in operating assets and liabilities:
Contracts receivable including retainage, net	62,560	63,507
Costs and estimated earnings in excess of billings on uncompleted contracts	(5,767)	(2,203)
Inventories	(10,434)	(9,880)
Prepaid expenses and other current assets	(143)	1,079
Other assets	410	(320)
Accounts payable	(47,490)	(26,330)
Billings in excess of costs and estimated earnings on uncompleted contracts	6,302	8,554
Accrued expenses and other current liabilities	(6,554)	(8,322)
Other long-term liabilities	1,333	1,162
Net cash provided by operating activities, net of acquisitions	40,663	60,378
Cash flows from investing activities:
Purchases of property, plant and equipment	(26,832)	(26,783)
Proceeds from sale of property, plant and equipment	1,843	2,460
Proceeds from sale of restricted investments	2,417	1,013
Purchases of restricted investments	(2,258)	—
Business acquisitions, net of cash acquired	(654,200)	(81,351)
Net cash used in investing activities	(679,030)	(104,661)
Cash flows from financing activities:
Proceeds from revolving credit facility	—	90,000
Proceeds from issuance of long-term debt, net of debt issuance costs and discount	834,995	—
Repayments of long-term debt	(128,163)	(23,750)
Purchase of treasury stock	(12,081)	(1,336)
Net cash provided by financing activities	694,751	64,914
Net change in cash, cash equivalents and restricted cash	56,384	20,631
Cash, cash equivalents and restricted cash:
Cash, cash equivalents and restricted cash, beginning of period	76,684	49,080
Cash, cash equivalents and restricted cash, end of period	$133,068	$69,711

Supplemental cash flow information:
Cash paid for interest	$15,051	$4,692
Cash paid for operating lease liabilities	$3,233	$884
Non-cash items:
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$3,961	$4,698
Property, plant and equipment financed with accounts payable	$3,694	$7,088
Issuance of stock for business acquisition	$236,250	$—
Amounts payable to sellers in business combination	$86,000	$—

See notes to consolidated financial statements (unaudited).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Note 1 - General
Business Description
Construction Partners, Inc. (the “Company”) is a civil infrastructure company that specializes in the construction and maintenance of roadways across the Sunbelt in Alabama, Florida, Georgia, North Carolina, Oklahoma, South Carolina, Tennessee and Texas. Through its wholly-owned subsidiaries, the Company provides a variety of products and services to both public and private infrastructure projects, with an emphasis on highways, roads, bridges, airports and commercial and residential developments. The Company’s primary operations consist of (i) manufacturing and distributing hot mix asphalt (“HMA”) for both internal use and sales to third parties in connection with construction projects, (ii) paving activities, including the construction of roadway base layers and application of asphalt pavement, (iii) site development, including the installation of utility and drainage systems, (iv) mining aggregates, such as sand, gravel and construction stone, that are used as raw materials in the production of HMA and for sales to third parties, and (v) distributing liquid asphalt cement for both internal use and sales to third parties in connection with HMA production.
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

Note 2 - Significant Accounting Policies
Basis of Presentation
These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation. These interim consolidated statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), which permit reduced disclosure for interim periods. The Company’s Consolidated Balance Sheets as of September 30, 2024 were derived from the Company's audited financial statements for the fiscal year then ended, but do not include all necessary disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) with respect to annual financial statements. In the opinion of management, these unaudited consolidated financial statements include all recurring adjustments and normal accruals necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the dates and periods presented. These consolidated financial statements and accompanying notes should be read in conjunction with the Company’s audited annual consolidated financial statements and notes thereto included in the 2024 Form 10-K. Results for interim periods are not necessarily indicative of the results to be expected for a full fiscal year or for any future period.
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
A description of certain critical accounting policies of the Company is presented below. Additional critical accounting policies and the underlying judgments and uncertainties are described in the notes to the Company’s annual consolidated financial statements included in the 2024 Form 10-K.

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
Restricted Cash
Construction Partners Risk Management, Inc. (the “Captive”), a captive insurance company and wholly-owned subsidiary of the Company, provides general liability, automobile liability and workers’ compensation insurance coverage to the Company and its subsidiaries. Restricted cash represents cash held in a fiduciary capacity by the Captive for the payment of casualty insurance claims. The Company had restricted cash of $0.6 million and $2.0 million at December 31, 2024 and September 30, 2024, respectively.
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Consolidated Balance Sheets that sum to the total of the same such amounts shown in the Consolidated Statements of Cash Flows (unaudited, in thousands):

	December 31, 2024	September 30, 2024
Cash and cash equivalents	$132,504	$74,686
Restricted cash	564	1,998
Total cash, cash equivalents, and restricted cash	$133,068	$76,684

Restricted Investments
The Company’s restricted investments consist of debt securities, which are held in a fiduciary capacity by the Captive for the payment of casualty insurance claims. The Company determines the classification of its securities at the time of purchase and re-evaluates the determination at each balance sheet date. The Company has classified securities held by the Captive as available-for-sale. As a result, these securities are carried at their fair value. Purchases and sales of debt securities are recorded on the trade date. Interest income on debt securities is recorded when earned using an effective yield method. Unrealized gains and losses are reported as components of accumulated other comprehensive income (loss), net. These securities have been classified as non-current assets based on their respective maturity dates and the Company’s intent to reinvest sales proceeds into new restricted investments. The Company had restricted investments of $17.5 million and $18.0 million at December 31, 2024 and September 30, 2024, respectively.
The Company evaluates its available-for-sale debt securities quarterly to determine whether there has been a decline in the fair value below the amortized cost due to credit losses or other factors. This evaluation process entails judgement by the Company, and considers factors including the issuer’s financial condition and near-term prospects, future economic conditions, interest rate changes and changes in the rating of the security. When the Company has determined that it intends to sell, or that it is more likely than not that the Company will be required to sell a security before it recovers its amortized cost basis above fair value, the individual security is written down to fair value, with a corresponding charge to “Other income” within the Consolidated Statements of Comprehensive Income (Loss). For available-for-sale debt securities that do not meet the intent impairment criteria but for which the Company has determined that a credit loss exists, the present value of cash flows expected to be collected from the security is compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss allowance is recorded for the credit loss, limited by the amount by which the fair value is less than the amortized cost basis. For the three months ended December 31, 2024 and 2023, the Company had no intent impairments or credit losses.
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
Concentration of Risks
Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of contracts receivable including retainage. In the normal course of business, the Company provides credit to its customers and does not generally require collateral. The Company monitors concentrations of credit risk associated with these receivables on an ongoing basis. The Company has not historically experienced significant credit losses, due primarily to management’s assessment of customers’ credit ratings. The Company principally deals with recurring customers, state and local governments and well-known local companies whose reputations are known to management. The Company performs credit checks for significant new customers and generally requires progress payments for significant projects. The Company generally has the ability to file liens against the property if payments are not made on a timely basis. No single customer accounted for more than 10% of the Company’s contracts receivable including retainage, net balance at December 31, 2024 or September 30, 2024.
Projects performed for various departments of transportation accounted for 33.5% and 37.7% of consolidated revenues for the three months ended December 31, 2024 and 2023, respectively. Customers that accounted for more than 10% of consolidated revenues during either the three months ended December 31, 2024 or the three months ended December 31, 2023 are presented below:

	% of Consolidated Revenues for the Three Months Ended December 31,
	2024	2023
Florida Department of Transportation	*	12.6%

* Less than 10%

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

	% of Consolidated Revenues for the Three Months Ended December 31,
	2024	2023
Public	57.7%	59.8%
Private	42.3%	40.2%

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
Earnings per Share
Basic net income (loss) per share attributable to common stockholders is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per common share attributable to common stockholders is the same as basic net income (loss) per share attributable to common stockholders, but includes dilutive unvested stock awards using the treasury stock method.
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
The Company’s financial instruments include cash and cash equivalents, restricted cash, contracts receivable including retainage, accounts payable and accrued expenses reflected as current assets and current liabilities on its Consolidated Balance Sheets at December 31, 2024 and September 30, 2024. Due to the short-term nature of these instruments, management considers their carrying value to approximate their fair value.

The Company also has debt securities reflected as restricted investments on its Consolidated Balance Sheets at December 31, 2024 and September 30, 2024. These investments are adjusted to fair value at each balance sheet date and are considered Level 2 fair value measurements.
The Company also has term loans and a revolving credit facility, as further described in Note 8 - Debt. The carrying value of amounts outstanding under these credit facilities is reflected as long-term debt, net of current maturities and deferred debt issuance cost and current maturities of long-term debt on the Company’s Consolidated Balance Sheets at December 31, 2024 and September 30, 2024. Due to the variable rate or short-term nature of these instruments, management considers their carrying value to approximate their fair value.
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
Comprehensive Income (Loss)
The Company reports comprehensive income (loss) in its Consolidated Statements of Comprehensive Income (Loss) and Consolidated Statements of Stockholders’ Equity. Comprehensive income comprises two subsets: net income (loss) and other comprehensive income (loss) (“OCI”). OCI includes adjustments for changes in fair value of an interest rate swap contract derivative and available-for-sale restricted investments. For additional information about comprehensive income (loss), see Note 19 - Other Comprehensive Income (Loss).
Reclassifications
Certain amounts in prior periods have been reclassified to conform to the current period presentation. These reclassifications had no effect on previously reported net income.
Note 3 - Accounting Standards
Recently Adopted Accounting Pronouncements
The Company monitors all Accounting Standards Updates issued by the Financial Accounting Standards Board and other authoritative guidance. There are no recently issued accounting pronouncements that are expected to have a material impact on the Company’s financial statements.

Note 4 - Business Acquisition
Lone Star Paving
On November 1, 2024, the Company acquired all of the outstanding membership units of Asphalt Inc., LLC (doing business as Lone Star Paving) (“Lone Star Paving” and such acquisition, the “Lone Star Acquisition”), a vertically integrated asphalt manufacturing and paving company headquartered in Austin, Texas, with 10 HMA plants, four aggregate facilities, and one liquid asphalt terminal supporting its operations. The aggregate consideration delivered at the closing of the Lone Star Acquisition consisted of (i) $654.2 million in cash (as adjusted pursuant to the purchase agreement) and (ii) 3,000,000 shares of Class A common stock having an aggregate fair market value of approximately $236.3 million at closing. In addition, the Company agreed to (i) pay cash to the selling unit holders in an amount equal to the working capital remaining in Lone Star Paving at closing, as finally determined (subject to adjustments and offsets to satisfy certain indemnification obligations and any purchase price overpayments), to be paid out in quarterly installments over four quarters following the closing and (ii) purchase from the selling unit holders for $30.0 million in cash an entity that owns certain real property following receipt of specified operational entitlements, which had not occurred as of December 31, 2024. The total amount of consideration for the Lone Star Acquisition remains subject to post-closing adjustments with respect to settlement of working capital and other matters. At December 31, 2024, $86.0 million was reflected on the Company’s Consolidated Balance Sheets within accrued expenses and other current liabilities, representing the estimated working capital payable.

The Lone Star Acquisition was accounted for as a business combination in accordance with ASC Topic 805, Business Combinations (“Topic 805”). As of December 31, 2024, the purchase price allocation had not yet been finalized due to the recent timing of the Lone Star Acquisition, as certain information was pending on such date to finalize estimates of fair value of certain assets acquired and liabilities assumed. The Company consulted with independent third parties to assist in the valuation process. The Company expects to finalize the estimate of fair values as soon as practicable and no later than one year from the date of the Lone Star Acquisition.
Identifiable assets acquired and liabilities assumed were recorded at their estimated fair values based on the methodology described under “Fair Value Measurements” in Note 2 - Significant Accounting Policies. The amount of the purchase price exceeding the net fair value of identifiable assets acquired and liabilities assumed was recorded as provisional goodwill in the amount of approximately
$410.8 million, which is deductible for income tax purposes. Goodwill primarily represents the assembled work force and synergies expected to result from the Lone Star Acquisition, which may change as estimates are finalized.

The following table summarizes the consideration for the Lone Star Acquisition and the provisional amounts of identified assets acquired and liabilities assumed as of December 31, 2024 (unaudited, in thousands):

Total
Cash and cash equivalents	$9,984
Contracts receivable including retainage	96,491
Cost and estimated earnings in excess of billings on uncompleted contracts	3,972
Inventories	28,070
Prepaid expenses and other current assets	94
Property, plant and equipment	409,021
Operating lease right-of-use assets	2,006
Intangible assets	68,700
Total assets	618,338

Accounts payable	40,059
Billings in excess of costs and estimated earnings on uncompleted contracts	10,293
Accrued expenses and other current liabilities	342
Operating lease liabilities	2,006
Total liabilities	52,700

Goodwill	410,812

Total cash consideration transferred	654,200
Fair value of Class A common stock transferred	236,250
Total consideration payable	86,000
Total purchase price	$976,450

The Consolidated Statements of Comprehensive Income (Loss) includes $61.0 million of revenue and $3.7 million of net loss, excluding acquisition-related expenses, attributable to the operations of Lone Star Paving for the period from the acquisition date through December 31, 2024. The Company recorded certain costs related to the Lone Star Acquisition as they were incurred, which are reflected in acquisition-related expenses on the Company’s Consolidated Statements of Comprehensive Income (Loss) in the amount of $18.5 million for the three months ended December 31, 2024.

The following table presents pro forma revenue and net income as though the Lone Star Acquisition had occurred on October 1, 2023 (unaudited, in thousands):

	For the Three Months Ended December 31,
	2024	2023
Pro forma revenue	$624,273	$571,104
Pro forma net income	$17,856	$12,151

Pro forma financial information is presented as if the operations of Lone Star Paving had been included in the consolidated results of the Company since October 1, 2023, and gives effect to transactions that are directly attributable to the Lone Star Acquisition, including adjustments to:
(a)include the pro forma results of operations of Lone Star Paving for the three months ended December 31, 2024 and 2023;

(b)include additional depreciation and depletion expense related to the fair value of acquired property, plant and equipment and reserves at aggregates facilities, as applicable, as if such assets were acquired on October 1, 2023 and subject to the Company’s depreciation and depletion methodologies as of that date;

(c)include interest expense under the Term Loan B (as defined below) credit facilities as if the funds borrowed to finance the purchase price were borrowed on October 1, 2023, and assuming that (i) no principal payments were made from October 1, 2023 through December 31, 2024 and (ii) the interest rate in effect on the date of the Lone Star Acquisition was in effect from October 1, 2023 through December 31, 2024; and

(d)exclude $19.1 million of acquisition-related expenses from the three months ended December 31, 2024, as though such expenses were incurred prior to the pro forma acquisition date of October 1, 2023.

Pro forma information is presented for informational purposes only and may not be indicative of revenue or net income that would have been achieved if the Lone Star Acquisition had occurred on October 1, 2023.
Provisional Accounting
During the three months ended December 31, 2024, there has been no material measurement period adjustments to provisional acquisitions as reported in the 2024 Form 10-K.

Note 5 - Contracts Receivable Including Retainage, Net
Contracts receivable including retainage, net consisted of the following at December 31, 2024 and September 30, 2024 (in thousands):

	December 31, 2024	September 30, 2024
	(unaudited)
Contracts receivable	$313,590	$299,156
Retainage receivable	71,650	52,728
	385,240	351,884
Allowance for credit losses	(1,164)	(1,073)
Contracts receivable including retainage, net	$384,076	$350,811

Retainage receivables are amounts earned by the Company but held by customers until contracts are near completion or fully completed.

Note 6 - Contract Assets and Liabilities
Costs and estimated earnings compared to billings on uncompleted contracts at December 31, 2024 and September 30, 2024 consisted of the following (in thousands):

	December 31, 2024	September 30, 2024
	(unaudited)
Costs on uncompleted contracts	$2,472,373	$2,224,511
Estimated earnings to date on uncompleted contracts	300,825	271,719
	2,773,198	2,496,230
Billings to date on uncompleted contracts	(2,874,153)	(2,590,329)
Net billings in excess of costs and estimated earnings on uncompleted contracts	$(100,955)	$(94,099)

Significant changes to balances of costs and estimated earnings in excess of billings (contract asset) and billings in excess of costs and estimated earnings (contract liability) on uncompleted contracts from September 30, 2023 to December 31, 2023 and September 30, 2024 to December 31, 2024 are presented below (in thousands):

	Costs and Estimated Earnings in Excess of Billings on Uncompleted Contracts	Billings in Excess of Costs and Estimated Earnings on Uncompleted Contracts	Net Billings in Excess of Costs and Estimated Earnings on Uncompleted Contracts
September 30, 2023	$27,296	$(78,905)	$(51,609)
Changes in revenue billed, contract price or cost estimates	3,143	(9,744)	(6,601)
December 31, 2023 (unaudited)	$30,439	$(88,649)	$(58,210)

September 30, 2024	$25,966	$(120,065)	$(94,099)
Changes in revenue billed, contract price or cost estimates	9,739	(16,595)	(6,856)
December 31, 2024 (unaudited)	$35,705	$(136,660)	$(100,955)

At December 31, 2024, the Company had unsatisfied or partially unsatisfied performance obligations under construction project contracts representing approximately $2.1 billion in aggregate transaction price. The Company expects to earn revenue as it satisfies its performance obligations under such contracts in the amount of approximately $1.4 billion during the remainder of the fiscal year ending September 30, 2025 and $0.7 billion thereafter.

Note 7 - Property, Plant and Equipment
Property, plant and equipment at December 31, 2024 and September 30, 2024 consisted of the following (in thousands):

	December 31, 2024	September 30, 2024
	(unaudited)
Construction equipment	$660,113	$570,044
Plants	338,228	255,214
Land and improvements	175,427	94,182
Mineral reserves	220,915	69,334
Buildings	42,233	39,838
Furniture and fixtures	8,686	8,616
Leasehold improvements	1,307	1,268
Total property, plant and equipment, gross	1,446,909	1,038,496
Accumulated depreciation, depletion, and amortization	(453,718)	(426,842)
Construction in progress	37,701	18,270
Total property, plant and equipment, net	$1,030,892	$629,924

Depreciation, depletion, and amortization expense related to property, plant and equipment for the three months ended December 31, 2024 and 2023 was $30.3 million and $21.0 million, respectively.

Note 8 - Debt
The Company maintains credit facilities to finance acquisitions, to fund the purchase of real estate, construction equipment, plants and other fixed assets, and for general working capital purposes. Debt at December 31, 2024 and September 30, 2024 consisted of the following (in thousands):

	December 31, 2024	September 30, 2024
	(unaudited)
Long-term debt:
Term Loan A	$386,875	$392,188
Term Loan B	850,000	—
Revolving Credit Facility	—	122,850
Total long-term debt	1,236,875	515,038
Deferred debt issuance costs, net	(16,024)	(1,514)
Current maturities of long-term debt	(37,719)	(26,563)
Long-term debt, net of current maturities and deferred debt issuance costs	$1,183,132	$486,961

Term Loan A / Revolver Credit Agreement
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
At December 31, 2024 and September 30, 2024, there was $386.9 million and $392.2 million, respectively, of principal outstanding under the Term Loan A, $0.0 million and $122.9 million, respectively, of principal outstanding under the Revolving Credit Facility, and availability of $393.4 million and $268.8 million, respectively, under the Revolving Credit Facility, including a reduction for outstanding letters of credit.
The Term Loan A / Revolver Credit Agreement contains customary negative covenants for agreements of this type, including, but not limited to, restrictions on the Company’s ability to make acquisitions, make loans or advances, make capital expenditures and investments, pay dividends, create or incur indebtedness, create liens, wind up or dissolve, consolidate, merge or liquidate, or sell, transfer or dispose of assets. The Term Loan A / Revolver Credit Agreement also requires the Company to satisfy certain financial covenants, including a minimum fixed charge coverage ratio of 1.20-to-1.00 and a maximum consolidated leverage ratio determined as follows: (i) for each fiscal quarter ending on or prior to September 30, 2024, 3.50 to 1.00; (ii) for each fiscal quarter ending December 31, 2024 through and including September 30, 2025, 4.50 to 1.00; (iii) for each fiscal quarter ending December 31, 2025 through and including September 30, 2026, 4.00 to 1.00; and (iv) for each fiscal quarter ending December 31, 2026 and thereafter, 3.50 to 1.00. At December 31, 2024 and September 30, 2024, the Company’s fixed charge coverage ratio was 4.02-to-1.00 and 3.15-to-1.00, respectively, and the Company’s consolidated leverage ratio was 2.96-to-1.00 and 1.81-to-1.00, respectively. At both December 31, 2024 and September 30, 2024, the Company was in compliance with all covenants under the Term Loan A / Revolver Credit Agreement.

From time to time, the Company has entered into interest rate swap agreements to hedge against the risk of changes in interest rates. At both December 31, 2024 and September 30, 2024, the aggregate notional value of these interest rate swap agreements was $300.0 million, and the fair value was $15.6 million and $11.6 million, respectively, which is included within other assets on the Company’s Consolidated Balance Sheets.
Term Loan B Credit Agreement
On November 1, 2024, the Company entered into a Term Loan Credit Agreement with Bank of America, N.A., as administrative agent, BofA Securities, Inc., PNC Capital Markets LLC, Regions Capital Markets, a division of Regions Bank, and TD Securities (USA) LLC, each as joint lead arranger and joint bookrunner, and certain other lenders party thereto (the “Term Loan B Credit Agreement”), which provided for a senior secured first lien term loan facility in the aggregate principal amount of $850.0 million, the full amount of which was drawn on November 1, 2024 (the “Term Loan B”). A portion of the proceeds of the Term Loan B was used to finance the cash portion of the consideration for the Lone Star Acquisition, including the repayment of certain outstanding indebtedness of Lone Star Paving and its subsidiaries at the closing. The remaining loan proceeds were or will be used to (i) repay the Company’s outstanding borrowings under other credit facilities, (ii) pay fees and expenses incurred in connection with the debt financing transaction and the Lone Star Acquisition, and (iii) for working capital and other corporate purposes as permitted by the Term Loan B Credit Agreement.
The Term Loan B matures on November 1, 2031 (the “Term Loan B Maturity Date”), and all outstanding principal amounts and accrued and unpaid interest thereon shall be due and payable on such date. The Company must repay the term loan in equal quarterly installments, commencing with the first full fiscal quarter ending after the date of the Term Loan B Credit Agreement, in an aggregate principal amount equal to 0.25% of the principal amount of the term loan, subject to adjustment for, among other things, any incremental term loans, with the balance payable on the Term Loan B Maturity Date.
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
At December 31, 2024 and September 30, 2024, there was $850.0 million and $0.0 million, respectively, of principal outstanding under the Term Loan B.
Bridge Facility
In connection with the Lone Star Acquisition, the Company secured a bridge financing facility (the “Bridge Facility”). No amounts were drawn under the Bridge Facility, which was terminated on November 1, 2024 upon securing permanent debt financing and closing the Lone Star Acquisition. The Company incurred $3.1 million of fees associated with the Bridge Facility during the three months ended December 31, 2024, which is included in interest expense, net on the accompanying Consolidated Statements of Comprehensive Income (Loss).

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
Conversion of Class B Common Stock to Class A Common Stock
During the three months ended December 31, 2024, certain stockholders of the Company converted a total of 154,242 shares of Class B common stock into shares of Class A common stock on a one-for-one basis. As of December 31, 2024, there were 47,158,599 shares of Class A common stock and 8,765,803 shares of Class B common stock outstanding.
Issuance of Class A Common Stock
During the three months ended December 31, 2024, the Company issued 3,000,000 shares of Class A common stock in connection with the Lone Star Acquisition. Additional information about the Lone Star Acquisition is set forth in Note 4 - Business Acquisition.
Treasury Stock
During the three months ended December 31, 2024, the Company received a total of 146,761 shares of Class A common stock and 2,653 shares of Class B common stock from employees for reimbursement of income taxes paid by the Company on behalf of these employees related to the vesting of restricted stock awards and 1,635 shares of Class A common stock through forfeitures of unvested restricted stock awards by terminated employees.
Restricted Stock Awards
During the three months ended December 31, 2024, the Company awarded to certain directors, officers, employees and consultants of the Company a total of 196,793 restricted shares of Class A common stock under the Construction Partners, Inc. 2018 Equity Incentive Plan (the “Equity Incentive Plan”). The total includes 180,000 restricted shares of Class A common stock awarded to certain key employees of Lone Star Paving.
Performance Stock Units
During the three months ended December 31, 2024, the Company issued a total of 136,917 shares of Class A common stock in settlement of vested performance stock units (“PSUs”) under the Equity Incentive Plan and 61,000 shares of Class B common stock under the Construction Partners, Inc. 2024 Restricted Stock Plan (the “Restricted Stock Plan”). The total includes a transaction bonus for Lone Star Paving of 79,000 shares of Class A common stock and 61,000 shares of Class B common stock awarded to certain officers, directors, key contractors and employees of the Company.
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

	For the Three Months Ended December 31,
	2024	2023
Numerator
Net income (loss) attributable to common stockholders	$(3,051)	$9,843
Denominator
Weighted average number of common shares outstanding, basic	54,160,317	51,892,426
Net income (loss) per common share attributable to common stockholders, basic	$(0.06)	$0.19

The following table summarizes the calculation of the weighted-average number of diluted common shares outstanding and the calculation of diluted earnings per share for the periods presented (unaudited in thousands, except share and per share amounts):

	For the Three Months Ended December 31,
	2024	2023
Numerator
Net income (loss) attributable to common stockholders	$(3,051)	$9,843
Denominator
Weighted average number of basic common shares outstanding, basic	54,160,317	51,892,426
Effect of dilutive securities:
Restricted stock grants	—	538,438
Weighted average number of diluted common shares outstanding:	54,160,317	52,430,864
Net income (loss) per diluted common share attributable to common stockholders	$(0.06)	$0.19

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
The Company’s effective income tax rate for the three months ended December 31, 2024 and 2023 was 21.8% and 24.1%, respectively. The changes in the Company’s effective rates are due to differences in state tax rates at its operating subsidiaries.

Note 12 - Related Parties
On December 31, 2017, the Company sold an indirect wholly owned subsidiary to an immediate family member of an executive officer of the Company (“Purchaser of Subsidiary”) in consideration for a note receivable in the amount of $1.0 million, which approximated the net book value of the disposed entity. At December 31, 2024, $0.1 million and $0.1 million was reflected on the Company’s Consolidated Balance Sheets within other current assets and other assets, respectively, representing the remaining balances on this note receivable. In connection with this transaction, the Company also received a note receivable from the disposed entity (“Disposed Entity”) on December 31, 2017 in the amount of $1.0 million representing certain accounts payable of the Disposed Entity that were paid by the Company. At December 31, 2024, $0.1 million was reflected on the Company’s Consolidated Balance Sheets within other current assets, representing the remaining balances on this note receivable. Remaining principal and interest payments are scheduled to be made in periodic installments during fiscal year 2025 through fiscal year 2026.

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
The following table presents revenues earned and expenses incurred by the Company during the three months ended December 31, 2024 and 2023, and accounts receivable and payable balances at December 31, 2024 and September 30, 2024, related to transactions with the related parties described above (in thousands):

	Revenue Earned (Expense Incurred)				Accounts Receivable (Payable)
	For the Three Months Ended December 31,				December 31,	September 30,
	2024		2023		2024	2024
	(unaudited)		(unaudited)		(unaudited)
Purchaser of Subsidiary	$—		$—		$207	$207
Disposed Entity	—		—		132	132
Land Development Project	—		—		548	548
Subcontracting Services	(1,925)	(1)	(1,913)	(1)	(187)	(239)
Island Pond	(100)	(2)	(100)	(2)	—	—
SunTx	(1,391)	(2)	(431)	(2)	—	—

(1) Cost is reflected as cost of revenues on the Company’s Consolidated Statements of Comprehensive Income (Loss).
(2) Cost of $0.6 million is reflected as general and administrative expenses and $0.8 million is reflected as acquisition-related expenses on the Company’s Consolidated Statements of Comprehensive Income (Loss).

Note 13 - Share-Based Compensation
The Equity Incentive Plan was initially approved by the Company’s stockholders in 2016, was amended and restated in April 2018, and was further amended in May 2019. In connection with the 2018 amendment and restatement, the Company reserved 2,000,000 shares of Class A common stock for issuance pursuant to awards granted thereunder. In March 2024, the Company’s stockholders approved an increase in such share reserve by an additional 1,000,000 shares. At December 31, 2024, there were 1,038,726 shares of Class A common stock remaining available for issuance under the Equity Incentive Plan.
The Restricted Stock Plan was approved by the Company’s stockholders and adopted by the Company in March 2024. At that time, the Company reserved 2,000,000 shares of Class B common stock for issuance pursuant to awards granted thereunder. At December 31, 2024, there were 1,939,000 shares of Class B common stock remaining available for issuance under the Restricted Stock Plan.

The following table summarizes the components of share-based compensation expense included in general and administrative expenses and acquisition-related expenses in the Consolidated Statements of Comprehensive Income (Loss) during the three months ended December 31, 2024 and 2023 (unaudited, in thousands):

	For the Three Months Ended December 31,
	2024	2023
Equity classified awards	$13,674	$2,783
Liability classified awards	729	106
Employee stock purchase plan	322	157
Total share-based compensation expense	$14,725	$3,046

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

	For the Three Months Ended December 31,
	2024		2023
	RSUs	Weighted Average Grant Date Fair Value Per RSU	RSUs	Weighted Average Grant Date Fair Value Per RSU
Unvested shares, beginning balance	509,171	31.59	824,280	28.41
Shares awarded	196,793	80.21	80,113	43.68
Shares vested	(16,793)	95.90	(12,302)	43.75
Shares forfeited	(1,635)	30.78	(524)	30.49
Unvested shares, ending balance	687,536	43.95	891,567	29.55

Aggregate grant date fair value of shares awarded	$15,785		$3,500
Compensation expense recorded upon vesting of awards	$3,256		$2,406
Unrecognized compensation expense at fiscal year-end	$19,146		$10,859
Weighted average recognition period remaining, in years	4.0		2.8

The restricted shares granted under the Equity Incentive Plan will vest, as applicable, as follows:

Fiscal Year	Number of Shares
2025	367,914
2026	85,867
2027	23,755
2028	105,000
2029	105,000
Total	687,536

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
During the three months ended December 31, 2024, the Company awarded PSUs representing a target of 79,000 Class A shares and 61,000 Class B shares to certain members of Company management under the Equity Incentive Plan. These grants are classified as equity awards. The aggregate grant date fair value of these PSU awards was $9.8 million. During the three months ended December 31, 2024 and 2023, the Company recorded compensation expense in connection with PSUs in the amount of $10.4 million and $0.4 million, respectively, which is reflected as general and administrative expenses and acquisition-related expenses in the Company’s Consolidated Statements of Comprehensive Income (Loss). At December 31, 2024, the Company forecasted 170,900 shares of Class A common stock underlying PSUs as unvested and approximately $3.5 million of unrecognized compensation expense related to PSU awards, which will be recognized over a remaining weighted-average period of 1.9 years. During the three months ended December 31, 2024, 136,917 shares of Class A and 61,000 shares of Class B common stock underlying PSUs were vested and issued.
Cash-Settled Restricted Stock Units - Liability Classified Awards
During the three months ended December 31, 2024, the Company did not grant any cash-settled restricted stock units (“RSUs”) to employees of the Company under the Equity Incentive Plan. The Company elects to account for forfeitures as they occur. Compensation expense associated with prior awards for the three months ended December 31, 2024 and 2023 was $0.7 million and $0.1 million, respectively, which is reflected as general and administrative expenses in the Consolidated Statements of Comprehensive Income (Loss). As of December 31, 2024 and 2023, the liability for cash-settled RSUs was $2.5 million and $0.1 million, respectively, and is included in accrued expenses and other current liabilities and other long-term liabilities. At December 31, 2024, there was approximately $4.3 million of unrecognized compensation expense related to these awards, which will be recognized over a remaining weighted-average period of 2.8 years.
The grant date fair value of cash-settled RSU awards is based on the price of the Company’s Class A common stock and the number of RSUs awarded on the date of grant. The awards are settled in cash and are accounted for as liability-type awards. The expense is recognized over the requisite service period with remeasurement at the end of each reporting period at fair value until settlement. The requisite service period is based on the vesting provisions of the awards, which generally occurs in four equal annual installments beginning on the date of the first fiscal year-end after the grant date.
Employee Stock Purchase Plan
The Construction Partners, Inc. Employee Stock Purchase Plan (the “ESPP”) became effective on May 13, 2021. The ESPP provides eligible employees of the Company an opportunity to purchase shares of the Company’s Class A common stock at a discounted rate using funds withheld through payroll deductions. The maximum number of shares of Class A common stock offered under the ESPP is 1,000,000. The first offering period under the ESPP commenced on July 1, 2023. Since that date, participants have purchased 58,117 shares under the ESPP. Compensation expense associated with the ESPP for the three months ended December 31, 2024 and 2023 was $0.3 million and $0.2 million, respectively, and is included in general and administrative expenses in the Consolidated Statements of Comprehensive Income (Loss).

Note 14 - Leases
The Company leases certain facilities, office space, vehicles and equipment. As of December 31, 2024, operating leases under ASC Topic 842, Leases (“Topic 842”) were included in (i) operating lease right-of use assets, (ii) current portion of operating lease liabilities and (iii) operating lease liabilities, net of current portion on the Company’s Consolidated Balance Sheets in the amounts of $42.5 million, $10.6 million and $32.7 million, respectively. As of December 31, 2024, the Company did not have any lease contracts that had not yet commenced but had created significant rights and obligations.

The components of lease expense were as follows (unaudited, in thousands):

	For the Three Months Ended December 31,
	2024	2023
Operating lease expense	$3,192	$903
Short-term lease expense	7,436	5,376
Total lease expense	$10,628	$6,279

Short-term leases (those with terms of 12 months or less) are not capitalized but are expensed on a straight-line basis over the lease term. The majority of the Company’s short-term leases relate to equipment used on construction projects. These leases are entered into at periodic rental rates for an unspecified duration and typically have a termination for convenience provision.

As of December 31, 2024, the weighted-average remaining term of the Company’s leases was 4.7 years, and the weighted-average discount rate was 5.67%. As of December 31, 2024, the lease liability was equal to the present value of the remaining lease payments, discounted using the incremental borrowing rate on the Company’s secured debt using a single maturity discount rate, as such rate is not materially different from the discount rate applied to each of the leases in the portfolio.

The following table summarizes the Company’s undiscounted lease liabilities outstanding as of December 31, 2024 (unaudited, in thousands):

Fiscal Year	Amount
Remainder of 2025	$9,809
2026	12,388
2027	11,499
2028	7,375
2029	3,214
2030 and thereafter	4,672
Total future minimum lease payments	$48,957
Less: imputed interest	5,721
Total	$43,236

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

The following table represents the approximate amount of realized and unrealized gains (losses) and changes in fair value recognized in earnings on commodity derivative contracts for the three months ended December 31, 2024 and 2023 and the fair value of these derivatives as of December 31, 2024 and September 30, 2024 (in thousands):

	For the Three Months Ended December 31,
		2024			2023
	(unaudited)			(unaudited)
	Change in			Change in
Income Statement Classification	Realized Gain (Loss)	Unrealized Gain (Loss)	Total Gain (Loss)	Realized Gain (Loss)	Unrealized Gain (Loss)	Total Gain (Loss)
Cost of revenues	$—	$—	$—	$(19)	$(226)	$(245)
Interest expense, net	2,185	—	2,185	2,638	—	2,638
Total	$2,185	$—	$2,185	$2,619	$(226)	$2,393

	December 31, 2024	September 30, 2024
Balance Sheet Classification	(unaudited)
Other assets - interest rate swaps (1)	$15,603	$11,646
Net unrealized gain position	$15,603	$11,646

(1) Includes designated cash flow hedge of $15.6 million and $11.6 million as of December 31, 2024 and September 30, 2024, respectively.

Note 16 - Fair Value Measurements

The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2024 and September 30, 2024 under ASC 820, Fair Value Measurements (in thousands):

	December 31, 2024	September 30, 2024
	(unaudited)
	Level 2	Level 2
Assets:
Interest rate swap	$15,603	$11,646
U.S. government securities	8,406	8,338
Corporate debt securities	6,939	6,872
Municipal government securities	1,387	1,598
Other debt securities	741	1,212
Total assets	$33,076	$29,666

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

Note 17 - Commitments
Letters of Credit

Under the Revolving Credit Facility, the Company has a total capacity of $400.0 million that may be used for a combination of cash borrowings and letter of credit issuances. At December 31, 2024, the Company had aggregate letters of credit outstanding in the amount of $6.6 million, primarily related to certain insurance policies as described in Note 2 - Significant Accounting Policies.
Purchase Commitments
As of December 31, 2024, the Company had unconditional purchase commitments for diesel fuel and natural gas in the normal course of business in the aggregate amount of $3.7 million. Management does not expect any significant changes in the market value of these goods during the commitment period that would have a material adverse effect on the financial condition, results of operations and cash flows of the Company. As of December 31, 2024, the Company’s purchase commitments for the remainder of fiscal 2025 and in 2026 were as follows (unaudited, in thousands):

Fiscal Year	Amount
Remainder of 2025	$2,418
2026	1,264
Total	$3,682

Minimum Royalties

The Company has lease agreements associated with aggregates facilities under which the Company makes royalty payments. These agreements are outside the scope of Topic 842. The payments are generally based on tons sold in a particular period; however, certain agreements have minimum annual payments. The Company had commitments in the form of minimum royalties as of December 31, 2024 in the amount of $2.4 million, due as follows (unaudited, in thousands):

Fiscal Year	Amount
Remainder of 2025	$260
2026	228
2027	216
2028	182
2029	182
Thereafter	1,361
Total	$2,429

Royalty expense recorded in cost of revenue during the three months ended December 31, 2024 and 2023 was $0.6 million and $0.4 million, respectively.
Note 18 - Restricted Investments
The following is a summary of the Company’s debt securities as of December 31, 2024 and September 30, 2024 (in thousands):

	December 31, 2024
	(unaudited)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government securities	$8,608	$5	$207	$8,406
Corporate debt securities	7,031	27	119	6,939
Municipal government securities	1,426	4	43	1,387
Other debt securities	795	—	54	741
Total	$17,860	$36	$423	$17,473

	September 30, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government securities	$8,332	$76	$70	$8,338
Corporate debt securities	6,781	162	71	6,872
Municipal government securities	1,618	16	36	1,598
Other debt securities	1,255	2	45	1,212
Total	$17,986	$256	$222	$18,020

The amortized cost and fair value of debt securities classified as available for sale by contractual maturity, as of December 31, 2024, are as follows (unaudited, in thousands):

	Amortized Cost	Fair Value
Due within one year	$2,852	$2,844
Due after one year through three years	4,572	4,495
Due after three years	10,436	10,134
Total	$17,860	$17,473

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

Amounts in accumulated other comprehensive income (loss) (“AOCI”), net of tax, at December 31, 2024 and September 30, 2024, were as follows (in thousands):

AOCI	December 31, 2024 (unaudited)	September 30, 2024

Interest rate swap contract, net of blend and extend arrangement	$13,704	$9,852
Unrealized gain (loss) on available-for-sale securities	(387)	34
Less tax effect of other comprehensive income (loss) items	(3,279)	(2,384)
Total	10,038	7,502

Changes in AOCI, net of tax, are as follows (in thousands):

AOCI
Balance at September 30, 2024	$7,502
Net OCI changes	2,536
Balance at December 31, 2024 (unaudited)	$10,038

AOCI
Balance at September 30, 2023	$18,694
Net OCI changes	(6,705)
Balance at December 31, 2023 (unaudited)	$11,989

Amounts reclassified from AOCI to earnings are as follows (unaudited, in thousands):

	For the Three Months Ended December 31,
	2024	2023
Interest expense (benefit)	$(2,185)	$(2,638)
Realized loss on restricted investments	19	23
Expense (benefit) from income taxes	524	649
Total reclassifications from AOCI to earnings	$(1,642)	$(1,966)

Note 20 - Subsequent Events

Oklahoma Acquisition

On January 2, 2025, the Company acquired all the outstanding capital stock of Overland Corporation, an asphalt manufacturing and paving company headquartered in Ardmore, Oklahoma, for $121.1 million, which was paid from available cash and a draw from the Revolving Credit Facility. The transaction established the Company’s first platform company in Oklahoma and added eight HMA plants across southern and western Oklahoma. Overland Corporation also provides paving services in northern Texas. The total amount of consideration for this transaction remains subject to post-closing adjustments with respect to working capital and other matters as of the date of this report.
Alabama Acquisition
On February 3, 2025, the Company acquired substantially all of the assets of Mobile Asphalt Company LLC, an asphalt manufacturing and paving company headquartered in Theodore, Alabama, for $55.8 million, which was paid from available cash and a draw from the Revolving Credit Facility. The transaction added five HMA plants and expanded the Company’s operations in the greater Mobile and southwestern Alabama market areas. The total amount of consideration for this transaction remains subject to post-closing adjustments with respect to working capital and other matters as of the date of this report.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
This discussion and analysis of our financial condition and results of operations is intended to assist in understanding and assessing the trends and significant changes in our results of operations and financial condition during the period covered by this report. Historical results may not be indicative of future performance. This discussion includes forward-looking statements that reflect our plans, estimates and beliefs. Such statements involve risks and uncertainties. Our actual results may differ materially from those contemplated by these forward-looking statements as a result of various factors, including those set forth under the headings “Risk Factors” and “Cautionary Statement Regarding Forward-Looking Statements”. This discussion should be read in conjunction with our unaudited consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and notes thereto included in the 2024 Form 10-K. In this discussion, we use certain non-GAAP financial measures. Explanations of these non-GAAP financial measures and reconciliations to the most directly comparable GAAP financial measures are included in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Investors should not consider non-GAAP financial measures in isolation or as substitutes for financial information presented in compliance with GAAP.
Overview
We are a civil infrastructure company that specializes in the building and maintenance of transportation networks. Our operations leverage a highly-skilled workforce, strategically located HMA plants, substantial construction assets and select material deposits. We provide construction products and services to both public and private infrastructure projects, with an emphasis on highways, roads, bridges, airports and commercial and residential sites across the Sunbelt in Alabama, Florida, Georgia, North Carolina, Oklahoma, South Carolina, Tennessee and Texas.
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
Contract Backlog
At December 31, 2024, our contract backlog was $2.66 billion. Contract backlog is a financial measure that reflects the dollar value of work that the Company expects to perform in the future. We include a construction project in our contract backlog at the time it is awarded and to the extent we believe funding is probable. Our backlog consists of uncompleted work on contracts in progress and contracts for which we have executed a contract but have not commenced the work. For uncompleted work on contracts in progress, we include (i) executed change orders, (ii) pending change orders for which we expect to receive confirmation in the ordinary course of business and (iii) claims that we have made against our customers for which we have determined we have a legal basis under existing contractual arrangements and as to which we consider collection to be probable. Backlog of uncompleted work on contracts under which work was either in progress or had not yet begun was $2.1 billion at December 31, 2024. Our contract backlog also includes low bid/no contract projects, which consist of (i) public bid projects for which we were the low bidder and no contract has been executed and (ii) private work projects for which we have been notified that we are the low bidder or have been given a notice to proceed, but no contract has been executed. Low bid/no contract backlog was $0.6 billion at December 31, 2024.
Recent Developments
Business Acquisitions
During the three months ended December 31, 2024, we acquired Lone Star Paving, establishing our first platform company in Texas. As a result of this acquisition, we added 10 HMA plants, four aggregate facilities, and one liquid asphalt terminal. For further discussion regarding this transaction, see Note 4 - Business Acquisitions to the unaudited consolidated financial statements included elsewhere in this report.
On January 2, 2025, we acquired all of the outstanding capital stock of Overland Corporation, establishing our first platform company in Oklahoma. As a result of this acquisition, we added eight HMA plants in southern and western Oklahoma. Overland Corporation also provides paving services in northern Texas. For further discussion regarding this transaction, see Note 20 - Subsequent Events to the unaudited consolidated financial statements included elsewhere in this report.

On February 3, 2025, we acquired substantially all of the assets of Mobile Asphalt Company LLC, an HMA manufacturing and paving company headquartered in Theodore, Alabama. As a result of this acquisition, we added five HMA plants and expanded our operations in the greater Mobile and southwestern Alabama market areas. For further discussion regarding this transaction, see Note 20 - Subsequent Events to the unaudited consolidated financial statements included elsewhere in this report.
Term Loan B Credit Agreement
On November 1, 2024, we entered into a Term Loan Credit Agreement with Bank of America, N.A., as administrative agent, BofA Securities, Inc., PNC Capital Markets LLC, Regions Capital Markets, a division of Regions Bank, and TD Securities (USA) LLC, each as joint lead arranger and joint bookrunner, and certain other lenders. The Term Loan B Credit Agreement provides for a senior secured first lien term loan facility in the aggregate principal amount of $850.0 million, which amount was fully drawn on November 1, 2024. A portion of the proceeds of the Term Loan B was used to finance the cash portion of the consideration for the Lone Star Acquisition, including the repayment of certain outstanding indebtedness of Lone Star Paving and its subsidiaries at closing. The remaining loan proceeds were used to repay the Company’s outstanding borrowings under the Revolving Credit Facility provided by the Term Loan A / Revolver Credit Agreement and to pay fees and expenses incurred in connection with the Lone Star Acquisition and related debt financing transaction. For more information about the Term Loan B Credit Agreement, see Note 8 - Debt to the consolidated financial statements included elsewhere in this report.
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
General and Administrative Expenses
General and administrative expenses include costs related to our operational offices that are not allocated to direct contract costs and expenses related to our corporate offices. These expenses consist primarily of salaries and personnel costs for our administration, finance and accounting, legal, information systems, human resources and certain managerial employees. General and administrative expenses also include audit, consulting and professional fees, share-based compensation expense, travel, insurance, office space rental costs, property taxes and other corporate and overhead expenses.

Acquisition-Related Expenses
Acquisition-related expenses include costs incurred in connection with our business acquisitions. These expenses typically include legal, accounting, tax, other professional costs and employee transaction bonuses.
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
Other Key Performance Indicators - Adjusted EBITDA, Adjusted EBITDA Margin and Adjusted Net Income
Adjusted EBITDA represents net income before, as applicable from time to time, (i) interest expense, net, (ii) provision (benefit) for income taxes, (iii) depreciation, depletion, accretion and amortization, (iv) share-based compensation expense, (v) loss on the extinguishment of debt and (vi) nonrecurring expenses related to transformative acquisitions, which management considers to include acquisitions requiring clearance under federal antitrust laws, such as the Lone Star Acquisition. Adjusted EBITDA margin represents Adjusted EBITDA as a percentage of revenues for each period. Adjusted net income represents net income before (i) nonrecurring expenses related to transformative acquisitions, which management considers to include acquisitions requiring clearance under federal antitrust laws, such as the Lone Star Acquisition, and (ii) nonrecurring fees associated with financing arrangements incurred in connection with transformative acquisitions, such as a bridge loan associated with the Lone Star Acquisition. These metrics are supplemental measures of our operating performance that are neither required by, nor presented in accordance with, GAAP. These measures have limitations as analytical tools and should not be considered in isolation or as an alternative to net income or any other performance measure derived in accordance with GAAP as an indicator of our operating performance. We present Adjusted EBITDA, Adjusted EBITDA margin and Adjusted net income because management uses these measures as key performance indicators, and we believe that securities analysts, investors and others use these measures to evaluate companies in our industry. Our calculation of Adjusted EBITDA, Adjusted EBITDA margin and Adjusted net income may not be comparable to similarly named measures reported by other companies. Potential differences may include differences in capital structures, tax positions and the age and book depreciation of intangible and tangible assets.
The following table presents a reconciliation of net income (loss), the most directly comparable measure calculated in accordance with GAAP, to Adjusted EBITDA and the calculation of Adjusted EBITDA margin for the periods presented (unaudited, in thousands, except percentages):

	For the Three Months Ended December 31,
	2024	2023
Net income (loss)	$(3,051)	$9,843
Interest expense, net	18,130	3,746
Provision (benefit) for income taxes	(849)	3,118
Depreciation, depletion, accretion and amortization	31,184	21,121
Share-based compensation expense	4,920	3,046
Transformative acquisition expenses	18,463	—
Adjusted EBITDA	$68,797	$40,874
Revenues	$561,580	$396,505
Adjusted EBITDA margin	12.3%	10.3%
The following table presents a reconciliation of net income (loss), the most directly comparable measure calculated in accordance with GAAP, to adjusted net income for the periods presented (in thousands):

	For the Three Months Ended December 31,
	2024	2023
Net income (loss)	$(3,051)	$9,843
Transformative acquisition expenses	18,463	—
Financing fees related to transformative acquisition	3,057	—
Tax impact due to above reconciling items	(5,199)	—
Adjusted net income	$13,270	$9,843

Results of Operations
Three Months Ended December 31, 2024 Compared to Three Months Ended December 31, 2023
The following table sets forth selected financial data for the three months ended December 31, 2024 and 2023 (unaudited in thousands, except percentages):

					Change From the Three Months Ended
	For the Three Months Ended December 31,				December 31, 2023
					to the Three Months Ended
	2024		2023		December 31, 2024
	Dollars	% of Revenues	Dollars	% of Revenues	$ Change	% Change
Revenues	$561,580	100.0%	$396,505	100.0%	$165,075	41.6%
Cost of revenues	485,009	86.4%	344,625	86.9%	140,384	40.7%
Gross profit	76,571	13.6%	51,880	13.1%	24,691	47.6%
General and administrative expenses	(44,266)	(7.9)%	(35,454)	(8.9)%	(8,812)	24.9%
Acquisition-related expenses	(19,552)	(3.5)%	(527)	(0.1)%	(19,025)	3610.1%
Gain on sale of property, plant and equipment	1,055	0.2%	836	0.2%	219	26.2%
Operating income	13,808	2.5%	16,735	4.2%	(2,927)	(17.5)%
Interest expense, net	(18,130)	(3.2)%	(3,746)	(0.9)%	(14,384)	384.0%
Other income (expense)	421	0.1%	(28)	—%	449	(1603.6)%
Income (loss) before provision for income taxes	(3,901)	(0.7)%	12,961	3.3%	(16,862)	(130.1)%
Provision (benefit) for income taxes	(849)	(0.2)%	3,118	0.8%	(3,967)	(127.2)%
Earnings from investment in joint venture	1	—%	—	—%	1	—%
Net income (loss)	$(3,051)	(0.5)%	$9,843	2.5%	$(12,894)	(131.0)%
Adjusted EBITDA	$68,797	12.3%	$40,874	10.3%	$27,923	68.3%
Adjusted net income	$13,270	2.4%	$9,843	2.5%	$3,427	34.8%

Revenues. Revenues for the three months ended December 31, 2024 increased $165.1 million, or 41.6%, to $561.6 million from $396.5 million for the three months ended December 31, 2023. The increase included $120.9 million of revenues attributable to acquisitions completed during or subsequent to the three months ended December 31, 2023 and an increase of approximately $44.2 million of revenues in our existing markets from contract work and sales of HMA and aggregates to third parties. The 11.2% increase in revenues in our existing markets was due to strong demand in both public and private work.
Gross Profit. Gross profit for the three months ended December 31, 2024 increased $24.7 million, or 47.6%, to $76.6 million from $51.9 million for the three months ended December 31, 2023. The increase in gross profit was primarily the result of the 41.6% increase in revenues for the three months ended December 31, 2024 compared to the three months ended December 31, 2023 and a higher gross profit margin. The higher gross profit margin was due to (i) efficient utilization of our plants, terminals and equipment fleet and (ii) completion of new backlog with more favorable margins.

General and Administrative Expenses. General and administrative expenses for the three months ended December 31, 2024 increased $8.8 million, or 24.9%, to $44.3 million from $35.5 million for the three months ended December 31, 2023. The increase was attributable to general and administrative expenses associated with the operations of businesses acquired during or subsequent to December 31, 2023 and an increase in share-based compensation expense.
Acquisition-related expenses. Acquisition-related expenses for the three months ended December 31, 2024 increased $19.1 million to $19.6 million from $0.5 million for the three months ended December 31, 2023. The increase was primarily due to the $18.5 million of acquisition-related expenses attributable to the Lone Star Acquisition.
Gain on Sale of Property, Plant and Equipment. Gain on sale of property, plant and equipment for the three months ended December 31, 2024 increased $0.2 million, or 26.2%, to $1.0 million from $0.8 million for the three months ended December 31, 2023.
Interest Expense, Net. Interest expense, net for the three months ended December 31, 2024 increased $14.4 million, or 384.0%, to $18.1 million compared to $3.7 million for the three months ended December 31, 2023. The increase in interest expense, net was primarily related to borrowings under the Term Loan B Credit Agreement that was entered into on November 1, 2024 and $3.1 million of fees associated with the Bridge Facility.
Provision for Income Taxes. Our effective tax rate decreased to 21.8% for the three months ended December 31, 2024, from 24.1% for the three months ended December 31, 2023. Our lower effective tax rate during the three months ended December 31, 2024 was due to differences in state tax rates at our operating subsidiaries.

Net Income (loss). Net income (loss) decreased $12.9 million, or 131.0%, to a net loss $3.1 million for the three months ended December 31, 2024, compared to net income of $9.8 million for the three months ended December 31, 2023. The decrease in net income was primarily a result of higher general and administrative expenses, acquisition-related expenses and interest expense,net partially offset by an increase in gross profit, all as described above.
Adjusted EBITDA and Adjusted EBITDA Margin. Adjusted EBITDA and Adjusted EBITDA Margin were $68.8 million and 12.3%, respectively, for the three months ended December 31, 2024, compared to $40.9 million and 10.3%, respectively, for the three months ended December 31, 2023. The increase in Adjusted EBITDA and Adjusted EBITDA Margin resulted from an increase in gross profit, partially offset by higher general and administrative expenses, all as described above. See the description of Adjusted EBITDA and Adjusted EBITDA Margin, as well as a reconciliation of Adjusted EBITDA to net income, under the heading “How We Assess Performance of Our Business.”
Adjusted Net Income. Adjusted Net Income increased $3.5 million or 34.8%, to adjusted net income of $13.3 million for the three months ended December 31, 2024, from $9.8 million for the three months ended December 31, 2023. The increase in adjusted net income was primarily a result of higher gross profit partially offset by higher general and administrative expenses and interest expense due to the Term Loan B, all as described above.
Liquidity and Capital Resources
Cash Flows Analysis
The following table sets forth our cash flows for the periods indicated (unaudited, in thousands):

	For the Three Months Ended December 31,
	2024	2023
Net cash provided by operating activities, net of acquisitions	$40,663	$60,378
Net cash used in investing activities	(679,030)	(104,661)
Net cash provided by financing activities	694,751	64,914
Net change in cash and cash equivalents	$56,384	$20,631

Operating Activities
During the three months ended December 31, 2024, cash provided by operating activities, net of acquisitions, was $40.7 million, primarily as a result of:

•net loss of $3.1 million, including $31.2 million of depreciation, depletion, accretion and amortization and $14.4 million of share-based compensation expense, $1.1 million of gain on sale of property, plant and equipment, and $1.4 million of deferred income tax benefit;
•a decrease in contracts receivable including retainage, net of $62.6 million due to normal fluctuations resulting from the timing of processing transactions in our accounts receivable cycle;
•an increase in inventories of $10.4 million due to increased inventories from acquisitions, growth in existing markets, higher inventory costs and normal fluctuations in our inventory cycle;
•a decrease in accounts payable and accrued expenses and other current liabilities of $54.0 million due to the timing of processing transactions in our accounts payable cycle; and

•a net increase in the difference between costs and estimated earnings in excess of billings on uncompleted contracts and billings in excess of costs and estimated earnings on uncompleted contracts of $0.5 million due to the timing of performing and closing projects.

During the three months ended December 31, 2023, cash provided by operating activities, net of acquisitions, was $60.4 million, primarily as a result of:
•net income of $9.8 million, including $21.1 million of depreciation, depletion, accretion and amortization and $2.9 million of share-based compensation expense, and $0.8 million gain on sale of property, plant and equipment;
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

Investing Activities
During the three months ended December 31, 2024, cash used in investing activities was $679.0 million, of which $654.2 million related to acquisitions completed in the period, $26.8 million was invested in property, plant and equipment and $2.3 million was purchases of restricted investments, partially offset by $1.8 million of proceeds from the sale of property, plant and equipment and $2.4 million of proceeds from the sale of restricted investments.
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
Financing Activities
During the three months ended December 31, 2024, cash provided by financing activities was $694.8million. We received $835.0 million of net proceeds from our Term Loan B, which were primarily used for the Lone Star Acquisition completed in the period. This cash flow was partially offset by $128.2 million of principal payments on long-term debt and purchase of treasury stock of $12.1 million.
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
Capital Requirements and Sources of Liquidity

During the three months ended December 31, 2024 and 2023, our capital expenditures were approximately $26.8 million and $26.8 million, respectively. Our capital expenditures are typically made during the fiscal year in which they are approved. At December 31, 2024, our commitments for capital expenditures were not material to our financial condition or results of operations on a consolidated basis. For fiscal 2025, we expect total capital expenditures to be approximately $130.0 million to $140.0 million. Our capital expenditure budget is an estimate and is subject to change.
Historically, we have required significant amounts of cash in order to make capital expenditures, purchase materials, execute our growth strategy through acquisitions and fund our organic expansion into new markets. Our working capital needs are driven by the seasonality and growth of our business, with our cash requirements increasing in periods of growth. Additional cash requirements resulting from our growth include the costs of additional personnel, production and distribution facilities, enhancements to our information systems, integration costs related to any acquisitions and our compliance with laws and rules applicable to public companies. Furthermore, on April 12, 2024, we announced that our Board of Directors authorized a stock repurchase program under which up to $40 million is available to purchase shares of our outstanding Class A common stock through September 30, 2025. We intend to utilize the stock repurchase program to minimize the dilutive impact of awards granted under our equity incentive plans and to repurchase shares opportunistically. Shares of Class A common stock may be repurchased from time to time in open market transactions at prevailing market prices, in privately negotiated transactions or by other means in accordance with federal securities laws, including Rule 10b5-1 plans. The stock repurchase program does not obligate the Company to repurchase any shares of Class A common stock, and the stock repurchase program may be modified, suspended, extended or terminated at any time by our Board of Directors. The actual timing, number and value of shares of Class A common stock repurchased will be determined by a committee of the Board of Directors at its discretion and will depend on a number of factors, including the market price of the Class A common stock, capital allocation alternatives, general market and economic conditions and other corporate considerations. During the three months ended December 31, 2024, the Company did not purchase any Class A common stock through our stock repurchase program.
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
We believe that our operating cash flow and available borrowings under the Term Loan A / Revolver Credit Agreement will be sufficient to fund our operations, make planned capital expenditures, opportunistically repurchase shares of Class A common stock and fulfill other material contingent contractual obligations for at least the next 12 months. Such material contingent contractual obligations include, without limitation, obligations that we assumed in connection with the Lone Star Acquisition, such as contingent requirements to (i) pay to the former unit holders of Lone Star Paving the amount of working capital remaining in Lone Star Paving at the closing, as finally determined (subject to certain adjustments and offsets) over four quarterly installments and (ii) purchase from the selling unit holders of Lone Star Paving, upon the receipt of necessary governmental entitlements, an entity that owns certain real property located in central Texas for aggregate consideration of $30.0 million.
However, future cash flows are subject to a number of variables, including the potential impacts of inflation and supply chain constraints, and significant additional capital expenditures will be required to conduct our operations. There can be no assurance that operations and other capital resources will provide sufficient cash to maintain planned or future levels of capital expenditures. In the event that we make one or more acquisitions and the amount of capital required is greater than the amount of cash on hand we have available for acquisitions at that time, we could be required to reduce the expected level of capital expenditures and/or seek additional capital. If we seek additional capital, we may do so through borrowings under the Term Loan A / Revolver Credit Agreement or other credit facilities, joint ventures, asset sales, offerings of debt or equity securities or other means. However, our ability to engage in any such transactions may be constrained by economic conditions and other factors outside of our control. We cannot guarantee that additional capital will be available on acceptable terms or at all. If we are unable to obtain the funds we need, we may not be able to complete acquisitions that may be favorable to us or finance the capital expenditures necessary to conduct our operations.
Contractual Obligations
The following table summarizes our significant obligations outstanding as of December 31, 2024 (unaudited, in thousands):

		Payments Due by Fiscal Year
	Total	2025	2026	2027	2028	2029	2030 and Thereafter
Debt obligations	$1,236,875	$27,625	$40,375	$342,250	$8,500	$8,500	$809,625
Purchase agreement obligations due to sellers of Lone Star Paving	116,000	116,000	—	—	—	—	—
Lease obligations	48,957	9,809	12,388	11,499	7,375	3,214	4,672
Purchase commitments	3,682	2,418	1,264	—	—	—	—
Royalty payments	2,429	260	228	216	182	182	1,361
Asset retirement obligations	2,492	—	—	—	—	—	2,492
Total	$1,410,435	$156,112	$54,255	$353,965	$16,057	$11,896	$818,150

Off-Balance Sheet Arrangements
As of December 31, 2024, we had aggregate letters of credit outstanding in the amount of $6.6 million, future purchase commitments of diesel fuel and natural gas of $3.3 million and $0.4 million, respectively, and $2.4 million of minimum royalty payments related to aggregates facilities. Other than the letters of credit, future purchase commitments and minimum royalty payments, we do not currently have any off-balance sheet arrangements that have, or are reasonably likely to have, a material current or future effect on our financial condition, changes in our financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources. See Note 17 - Commitments to our unaudited consolidated financial statements included elsewhere in this report for additional information.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Risk
We are exposed to interest rate risk on certain of our short and long-term debt obligations used to finance our operations and acquisitions. We have SOFR-based floating rate borrowings under the Term Loan A / Revolver Credit Agreement and Term Loan B Credit Agreement, which expose us to variability in interest payments due to changes in the reference interest rates. From time to time, we use derivative instruments as hedges against the impact of interest rate changes on future earnings and cash flows. We do not enter into such derivative instruments for speculative or trading purposes.
At December 31, 2024, we had a total of $1.24 billion of variable rate debt outstanding. Holding other factors constant and absent the interest rate swap agreements described above, a hypothetical 1% change in our borrowing rates would result in a $12.4 million change in our annual interest expense based on our variable rate debt outstanding at December 31, 2024. The notional amount of the Company’s outstanding interest rate swap contract at December 31, 2024 was $300.0 million. The maturity date of this swap is June 30, 2027, and the fair value of the outstanding swap contract was $15.6 million as of December 31, 2024. See also Note 15 - Investment in Derivative Instruments and Note 16 - Fair Value Measurements to the unaudited consolidated financial statements included elsewhere in this report.
The following table presents the future principal payment obligations, interest payments, and fair values associated with the Company’s debt instruments assuming the Company’s actual level of variable rate debt as of December 31, 2024 (unaudited, in thousands).

	For the Fiscal Year Ending September 30,							Fair
	2025	2026	2027	2028	2029	Thereafter	Total	Value
Debt obligations
Term Loans Principal Payments	$27,625	$40,375	$342,250	$8,500	$8,500	$809,625	$1,236,875	$1,236,875
Interest payments (1)	$71,527	$83,924	$75,754	$58,238	$57,637	$127,485

(1) Represents projected interest payments using the Company’s December 2024 weighted average SOFR-based floating rate of 7.03% per annum.
Item 4. Controls and Procedures.
Evaluation of Disclosure Control and Procedures
Our management carried out, as of December 31, 2024, with the participation of our Chief Executive Officer and our Chief Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)

under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2024, our disclosure controls and procedures were effective to provide reasonable assurance that material information required to be disclosed by us in reports we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - Other Information
Item 1. Legal Proceedings.
Due to the nature of our business, we are involved in routine litigation or subject to other disputes or claims related to our business activities, including, among other things, (i) workers’ compensation claims, (ii) employment-related disputes and (iii) liability issues or breach of contract or tortious conduct claims in connection with the performance of services and provision of materials. We and our affiliates are also subject to government inquiries in the ordinary course of business seeking information concerning our compliance with government construction contracting requirements and various laws and regulations, the outcome of which cannot be predicted with certainty. In the opinion of our management, after consultation with legal counsel, none of the pending inquiries, litigation, disputes or claims against us, if decided adversely to us, would have a material adverse effect on our financial condition, cash flows or results of operations. There have been no material changes to the legal proceedings disclosed in the 2024 Form 10-K.

Item 1A. Risk Factors.
In addition to the other financial information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors,” in the 2024 Form 10-K that could materially affect our business, financial condition or future operating results. The risks described below and in the 2024 Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Unregistered Sales of Equity Securities
Except as described below, the Company did not sell any of its equity securities during the period covered by this report that were not registered under the Securities Act that were not reported on a Current Report on Form 8-K.
On October 20, 2024, in connection with the Lone Star Acquisition, the Compensation Committee of the Board of Directors approved grants of an aggregate of 61,000 restricted shares of Class B common stock under the Restricted Stock Plan to certain executive officers, key employees and advisors of the Company. The restricted shares of Class B common stock were not registered under the Securities Act and were issued in reliance upon the exemption provided in Section 4(a)(2) of the Securities Act and/or Regulation D promulgated thereunder.

Issuer Purchases of Equity Securities
During the quarter ended December 31, 2024, the Company repurchased shares of its Class A and Class B common stock as follows (unaudited):

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet be Purchased under the Plans or Programs (3)
October 1, 2024 - October 31, 2024	79,756	$69.80	—	$30,021,791
November 1, 2024 - November 30, 2024	41,858	$90.93	—	$30,021,791
December 1, 2024 - December 31, 2024	27,800	$95.90	—	$30,021,791
Total	149,414	$80.58	—	—

(1) Consists of an aggregate of 146,761 shares of Class A and 2,653 shares of Class B common stock withheld to satisfy tax withholding obligations on behalf of certain employees upon the vesting of restricted stock awards.

(2) Represents the closing price for a share of Class A common stock on the Nasdaq Global Select Market on the last trading day prior to the vesting date for restricted shares previously granted to certain employees and withheld by the Company in satisfaction of tax withholding obligations arising upon the vesting of such shares.

(3) On April 12, 2024, the Company announced that the Board of Directors authorized the Company to purchase up to $40.0 million of our Class A common stock in open market purchases, privately negotiated transactions or by other means. The stock repurchase plan expires September 30, 2025. The specific timing and amount of any future purchases will vary based on market conditions, securities law limitations and other factors.

Item 3. Defaults Upon Senior Securities.
None.

Item 4. Mine Safety Disclosures.
The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K (17 C.F.R. Part 229.104) is included in Exhibit 95.1 to this Quarterly Report on Form 10-Q.

Item 5. Other Information.
During the quarter ended December 31, 2024, no director or officer (as defined in Rule 16a-1(f) of the Exchange Act) of the Company adopted, modified, or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (in each case, as defined in Item 408(a) of Regulation S-K).

Item 6. Exhibits.

Exhibit Number	Description
2.1#
Unit Purchase Agreement, dated as of October 20, 2024, by and among Construction Partners, Inc., Asphalt Inc., LLC, the Sellers listed on the signature pages thereto, and John J. Wheeler, in his capacity as the Sellers’ Representative (incorporated herein by reference to Exhibit 2.1 to the Current Report on Form 8-K (File No. 00138479) filed on October 21, 2024)

3.1
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
10.1##
Term Loan Credit Agreement, dated as of November 1, 2024, by and among Construction Partners, Inc. and each of its wholly owned subsidiaries, as borrowers, certain guarantors party thereto, certain lenders party thereto, Bank of America, N.A., as administrative agent, BofA Securities, Inc., PNC Capital Markets LLC, Regions Capital Markets, a division of Regions Bank, and TD Securities (USA) LLC, each as a joint lead arranger and joint bookrunner, and RBC Capital Markets, LLC, Fifth Third Bank, National Association, Hancock Whitney Bank and KeyBanc Capital Markets Inc., each as a co-manager (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-38479) filed on November 4, 2024)

10.2##
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

31.1*	Certification of President and Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
31.2*	Certification of Executive Vice President and Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
32.1**	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2**	Certification of Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350
95.1*	Mine Safety Disclosures
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*	Filed herewith.
**	Furnished herewith.
#	Schedules and exhibits to this agreement have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company agrees to furnish to the Securities and Exchange Commission a copy of any omitted schedule or exhibit upon request.
##	Schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company agrees to furnish to the Securities and Exchange Commission a copy of any omitted schedule or exhibit upon request. Certain confidential information has been excluded pursuant to Item 601(b)(10)(iv) of Regulation S-K. Such excluded information is not material and is the type that the Company treats as private or confidential.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 7th day of February, 2025.

CONSTRUCTION PARTNERS, INC.

By:	/s/ Fred J. Smith, III
Fred J. Smith, III
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name and Signature	Title	Date

/s/ Fred J. Smith, III	President and Chief Executive Officer	February 7, 2025
Fred J. Smith, III	(Principal Executive Officer and duly authorized officer)

/s/ Gregory A. Hoffman	Senior Vice President and Chief Financial Officer	February 7, 2025
Gregory A. Hoffman	(Principal Financial Officer and duly authorized officer)