Form 10-Q
period 2025-03-31
Construction Partners, Inc.
filed 2025-05-09
CIK 1718227

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒
As of May 7, 2025, the registrant had 47,217,172 shares of Class A common stock, $0.001 par value, and 8,813,803 shares of Class B common stock, $0.001 par value, outstanding.

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
•failure to implement growth strategies in a timely manner;

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CONSTRUCTION PARTNERS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	March 31,	September 30,
	2025	2024
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$101,855	$74,686
Restricted cash	1,729	1,998
Contracts receivable including retainage, net	409,209	350,811
Costs and estimated earnings in excess of billings on uncompleted contracts	46,488	25,966
Inventories	146,901	106,704
Prepaid expenses and other current assets	23,330	24,841
Total current assets	729,512	585,006
Property, plant and equipment, net	1,103,392	629,924
Operating lease right-of-use assets	56,336	38,932
Goodwill	745,040	231,656
Intangible assets, net	79,916	20,549
Investment in joint venture	72	84
Restricted investments	20,220	18,020
Other assets	19,038	17,964
Total assets	$2,753,526	$1,542,135
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$199,210	$182,572
Billings in excess of costs and estimated earnings on uncompleted contracts	136,303	120,065
Current portion of operating lease liabilities	14,234	9,065
Current maturities of long-term debt	40,375	26,563
Accrued expenses and other current liabilities	123,488	42,189
Total current liabilities	513,610	380,454
Long-term liabilities:
Long-term debt, net of current maturities and deferred debt issuance costs	1,319,325	486,961
Operating lease liabilities, net of current portion	42,728	30,661
Deferred income taxes, net	52,407	53,852
Other long-term liabilities	17,587	16,467
Total long-term liabilities	1,432,047	587,941
Total liabilities	1,945,657	968,395
Stockholders’ equity:
Preferred stock, par value $0.001; 10,000,000 shares authorized and no shares issued and outstanding at March 31, 2025 and September 30, 2024	—	—
Class A common stock, par value $0.001; 400,000,000 shares authorized, 47,627,979 shares issued and 47,235,345 shares outstanding at March 31, 2025 and 44,062,830 shares issued and 43,819,102 shares outstanding at September 30, 2024	47	44
Class B common stock, par value $0.001; 100,000,000 shares authorized, 11,739,408 shares issued and 8,813,803 shares outstanding at March 31, 2025 and 11,784,650 shares issued and 8,861,698 shares outstanding at September 30, 2024	12	12
Additional paid-in capital	531,279	278,065
Treasury stock, Class A common stock, par value $0.001, at cost, 392,634 shares of Class A common stock at March 31, 2025 and 243,728 shares of Class A common stock at September 30, 2024	(31,176)	(11,490)
Treasury stock, Class B common stock, par value $0.001, at cost, 2,925,605 shares at March 31, 2025 and 2,922,952 shares at September 30, 2024	(16,046)	(15,603)
Accumulated other comprehensive income, net	7,379	7,502
Retained earnings	316,374	315,210
Total stockholders’ equity	807,869	573,740
Total liabilities and stockholders’ equity	$2,753,526	$1,542,135

See notes to consolidated financial statements (unaudited).

CONSTRUCTION PARTNERS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited in thousands, except share and per share data)

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2025	2024	2025	2024
Revenues	$571,650	$371,427	$1,133,230	$767,932
Cost of revenues	500,300	332,626	985,309	677,251
Gross profit	71,350	38,801	147,921	90,681
General and administrative expenses	(46,662)	(35,981)	(90,928)	(71,435)
Acquisition-related expenses	(806)	(771)	(20,358)	(1,298)
Gain on sale of property, plant and equipment, net	3,407	1,031	4,462	1,867
Operating income	27,289	3,080	41,097	19,815
Interest expense, net	(21,592)	(4,568)	(39,722)	(8,314)
Other income (expense)	(159)	46	262	18
Income (loss) before provision for income taxes and earnings from investment in joint venture	5,538	(1,442)	1,637	11,519
Provision (benefit) for income taxes	1,310	(321)	461	2,797
Loss from investment in joint venture	(13)	(3)	(12)	(3)
Net income (loss)	4,215	(1,124)	1,164	8,719
Other comprehensive income (loss), net of tax
Unrealized gain (loss) on interest rate swap contract, net	(2,890)	2,478	(21)	(4,627)
Unrealized gain (loss) on restricted investments, net	231	(87)	(102)	313
Other comprehensive income (loss)	(2,659)	2,392	(123)	(4,313)
Comprehensive income	$1,556	$1,268	$1,041	$4,406

Net income (loss) per share attributable to common stockholders:
Basic	$0.08	$(0.02)	$0.02	$0.17
Diluted	$0.08	$(0.02)	$0.02	$0.17

Weighted average number of common shares outstanding:
Basic	55,248,526	51,938,216	54,698,442	51,915,069
Diluted	55,669,646	51,938,216	55,141,358	52,523,100

See notes to consolidated financial statements (unaudited).

CONSTRUCTION PARTNERS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(unaudited in thousands, except share data)

	For the six months ended March 31, 2025
	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Treasury Stock Class A Common Stock	Treasury Stock Class B Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss), net	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
September 30, 2024	44,062,830	$44	11,784,650	$12	$278,065	$(11,490)	$(15,603)	$315,210	$7,502	$573,740
Net loss	—	—	—	—	—	—	—	(3,051)	—	(3,051)
Share-based compensation expense	—	—	—	—	13,674	—	—	—	—	13,674
Issuance of stock awards	333,705	—	61,000	—	—	—	—	—	—	—
Issuance of common stock	3,000,000	3	—	—	236,247	—	—	—	—	236,250
Purchase of treasury stock	—	—	—	—	—	(11,638)	(443)	—	—	(12,081)
Other comprehensive income	—	—	—	—	—	—	—	—	2,536	2,536
Conversion of Class B common stock to Class A common stock	154,242	—	(154,242)	—	—	—	—	—	—	—
December 31, 2024	47,550,777	$47	11,691,408	$12	$527,986	$(23,128)	$(16,046)	$312,159	$10,038	$811,068
Net income	—	—	—	—	—	—	—	4,215	—	4,215
Share-based compensation expense	—	—	—	—	3,293	—	—	—	—	3,293
Issuance of stock awards	77,202	—	48,000	—	—	—		—	—	—
Purchase of treasury stock	—	—	—	—	—	(8,048)	—	—	—	(8,048)
Other comprehensive (loss)	—	—	—	—	—	—	—	—	(2,659)	(2,659)
March 31, 2025	47,627,979	$47	11,739,408	$12	$531,279	$(31,176)	$(16,046)	$316,374	$7,379	$807,869

	For the six months ended March 31, 2024
	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Treasury Stock Class A Common Stock	Treasury Stock Class B Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss), net	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
September 30, 2023	43,760,546	$44	11,921,463	$12	$267,330	$(178)	$(15,603)	$246,275	$18,694	$516,574
Net income	—	—	—	—	—	—	—	9,843	—	9,843
Share-based compensation expense	—	—	—	—	2,783	—	—	—	—	2,783
Issuance of stock awards	135,471	—	—	—	—	—	—	—	—	—
Purchase of treasury stock	—	—	—	—	—	(1,336)	—	—	—	(1,336)
Other comprehensive (loss)	—	—	—	—	—	—	—	—	(6,705)	(6,705)
December 31, 2023	43,896,017	$44	11,921,463	$12	$270,113	$(1,514)	$(15,603)	$256,118	$11,989	$521,159
Net loss	—	—	—	—	—	—	—	(1,124)	—	(1,124)
Share-based compensation expense	—	—	—	—	2,556	—	—	—	—	2,556
Other comprehensive income	—	—	—	—	—	—	—	—	2,392	2,392
March 31, 2024	43,896,017	$44	11,921,463	$12	$272,669	$(1,514)	$(15,603)	$254,994	$14,381	$524,983

See notes to consolidated financial statements (unaudited).

CONSTRUCTION PARTNERS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited in thousands)

	For the Six Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net income	$1,164	$8,719
Adjustments to reconcile net income to net cash, cash equivalents and restricted cash provided by operating activities:
Depreciation, depletion, accretion and amortization	68,447	43,961
Amortization of deferred debt issuance costs	2,211	148
Unrealized loss on derivative instruments	—	194
Provision for bad debt	172	335
Gain on sale of property, plant and equipment	(4,462)	(1,867)
Realized loss on sales, calls and maturities of restricted investments	44	49
Share-based compensation expense	18,883	6,221
Loss from investment in joint venture	12	3
Deferred income tax benefit	(1,480)	(306)
Other non-cash adjustments	(488)	(224)
Changes in operating assets and liabilities, net of business acquisitions:
Contracts receivable including retainage, net	49,336	43,443
Costs and estimated earnings in excess of billings on uncompleted contracts	(15,007)	(7,799)
Inventories	(4,387)	(15,968)
Prepaid expenses and other current assets	5,248	2,165
Other assets	(824)	(585)
Accounts payable	(27,606)	(12,536)
Billings in excess of costs and estimated earnings on uncompleted contracts	5,294	22,412
Accrued expenses and other current liabilities	567	(11,976)
Other long-term liabilities	(827)	2,161
Net cash provided by operating activities, net of business acquisitions	96,297	78,550
Cash flows from investing activities:
Purchases of property, plant and equipment	(68,226)	(55,518)
Proceeds from sale of property, plant and equipment	5,991	4,962
Proceeds from sales, calls and maturities of restricted investments	3,940	1,918
Business acquisitions, net of cash acquired	(828,736)	(87,850)
Purchase of restricted investments	(6,202)	(1,870)
Net cash used in investing activities	(893,233)	(138,358)
Cash flows from financing activities:
Proceeds from revolving credit facility	145,000	90,000
Proceeds from issuance of long-term debt, net of debt issuance costs	834,566	—
Repayments of long-term debt	(135,601)	(27,500)
Purchase of treasury stock	(20,129)	(1,336)
Net cash provided by financing activities	823,836	61,164
Net change in cash, cash equivalents and restricted cash	26,900	1,356
Cash, cash equivalents and restricted cash:
Cash, cash equivalents and restricted cash, beginning of period	76,684	49,080
Cash, cash equivalents and restricted cash, end of period	$103,584	$50,436

Supplemental cash flow information:
Cash paid for interest	$35,788	$9,569
Cash paid for income taxes	$1,888	$3,155
Cash paid for operating lease liabilities	$7,191	$1,435
Non-cash items:
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$20,613	$9,999
Property, plant and equipment financed with accounts payable	$6,783	$2,554
Amounts payable to sellers in business combinations, net	$84,119	$—
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
Restricted Cash
Construction Partners Risk Management, Inc. (the “Captive”), a captive insurance company and wholly-owned subsidiary of the Company, provides general liability, automobile liability and workers’ compensation insurance coverage to the Company and its subsidiaries. Restricted cash represents cash held in a fiduciary capacity by the Captive for the payment of casualty insurance claims. The Company had restricted cash of $1.7 million and $2.0 million at March 31, 2025 and September 30, 2024, respectively.
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Consolidated Balance Sheets that sum to the total of the same such amounts shown in the Consolidated Statements of Cash Flows (unaudited, in thousands):

	March 31, 2025	September 30, 2024
Cash and cash equivalents	$101,855	$74,686
Restricted cash	1,729	1,998
Total cash, cash equivalents, and restricted cash	$103,584	$76,684

Restricted Investments
The Company’s restricted investments consist of debt securities, which are held in a fiduciary capacity by the Captive for the payment of casualty insurance claims. The Company determines the classification of its securities at the time of purchase and re-evaluates the determination at each balance sheet date. The Company has classified securities held by the Captive as available-for-sale. As a result, these securities are carried at their fair value. Purchases and sales of debt securities are recorded on the trade date. Interest income on debt securities is recorded when earned using an effective yield method. Unrealized gains and losses are reported as components of accumulated other comprehensive income, net. These securities have been classified as non-current assets based on their respective maturity dates and the Company’s intent to reinvest sales proceeds into new restricted investments. The Company had restricted investments of $20.2 million and $18.0 million at March 31, 2025 and September 30, 2024, respectively.
The Company evaluates its available-for-sale debt securities quarterly to determine whether there has been a decline in the fair value below the amortized cost due to credit losses or other factors. This evaluation process entails judgement by the Company, and considers factors including the issuer’s financial condition and near-term prospects, future economic conditions, interest rate changes and changes in the rating of the security. When the Company has determined that it intends to sell, or that it is more likely than not that the Company will be required to sell a security before it recovers its amortized cost basis above fair value, the individual security is written down to fair value, with a corresponding charge to “Other income” within the Consolidated Statements of Comprehensive Income. For available-for-sale debt securities that do not meet the intent impairment criteria but for which the Company has determined that a credit loss exists, the present value of cash flows expected to be collected from the security is compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss allowance is recorded for the credit loss, limited by the amount by which the fair value is less than the amortized cost basis. For the six months ended March 31, 2025 and 2024, the Company had no intent impairments or credit losses.
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
Concentration of Risks
Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of contracts receivable including retainage. In the normal course of business, the Company provides credit to its customers and does not generally require collateral. The Company monitors concentrations of credit risk associated with these receivables on an ongoing basis. The Company has not historically experienced significant credit losses, due primarily to management’s assessment of customers’ credit ratings. The Company principally deals with recurring customers, state and local governments and well-known local companies whose reputations are known to management. The Company performs credit checks for significant new customers and generally requires progress payments for significant projects. The Company generally has the ability to file liens against the property if payments are not made on a timely basis. No single customer accounted for more than 10% of the Company’s contracts receivable including retainage, net balance at March 31, 2025 or September 30, 2024.
Projects performed for various departments of transportation accounted for 40.9% and 36.0% of consolidated revenues for the three months ended March 31, 2025 and 2024, respectively, and for 37.2% and 36.9% of consolidated revenues for the six months ended March 31, 2025 and 2024, respectively. Customers that accounted for more than 10% of consolidated revenues during the three and six months ended March 31, 2025 and 2024 are presented below:

	% of Consolidated Revenues
	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2025	2024	2025	2024
Florida Department of Transportation	11.4%	15.8%	*	14.2%
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

	% of Consolidated Revenues
	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2025	2024	2025	2024
Private	37.9%	42.3%	40.1%	41.7%
Public	62.1%	57.7%	59.9%	58.3%
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
The Company’s financial instruments include cash and cash equivalents, restricted cash, contracts receivable including retainage, accounts payable and accrued expenses reflected as current assets and current liabilities on its Consolidated Balance Sheets at March 31, 2025 and September 30, 2024. Due to the short-term nature of these instruments, management considers their carrying value to approximate their fair value.

The Company also has debt securities reflected as restricted investments on its Consolidated Balance Sheets at March 31, 2025 and September 30, 2024. These investments are adjusted to fair value at each balance sheet date and are considered Level 2 fair value measurements.
The Company also has term loans and a Revolving Credit Facility, as defined and further described in Note 8 - Debt. The carrying value of amounts outstanding under these credit facilities is reflected as long-term debt, net of current maturities and deferred debt issuance cost and current maturities of long-term debt on the Company’s Consolidated Balance Sheets at March 31, 2025 and September 30, 2024. Due to the variable rate or short-term nature of these instruments, management considers their carrying value to approximate their fair value.
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

Note 4 - Business Acquisitions
Texas Acquisition - Provisional
On November 1, 2024, the Company acquired all of the outstanding membership units of Asphalt Inc., LLC (doing business as Lone Star Paving) (“Lone Star Paving” and such acquisition, the “Lone Star Acquisition”), a vertically integrated asphalt manufacturing and paving company headquartered in Austin, Texas, with 10 HMA plants, four aggregate facilities, and one liquid asphalt terminal supporting its operations. The aggregate consideration delivered at the closing of the Lone Star Acquisition consisted of (i) $654.2 million in cash (as adjusted pursuant to the purchase agreement) and (ii) 3,000,000 shares of Class A common stock having an aggregate fair market value of approximately $236.3 million at closing. In addition, the Company agreed to (i) pay cash to the selling unit holders in an amount equal to the working capital remaining in Lone Star Paving at closing, as finally determined (subject to adjustments and offsets to satisfy certain indemnification obligations and any purchase price overpayments), to be paid out in quarterly installments over four quarters following the closing and (ii) purchase from the selling unit holders for $30.0 million in cash an entity that owns certain real property following receipt of specified operational entitlements, which had not been received as of March 31, 2025. The total amount of consideration for the Lone Star Acquisition remains subject to post-closing adjustments with respect to settlement of working capital and other matters. At March 31, 2025, $84.4 million was reflected on the Company’s Consolidated Balance Sheets within accrued expenses and other current liabilities, representing the estimated working capital payable.

Oklahoma Acquisition - Provisional
On January 2, 2025, the Company acquired all the outstanding capital stock of Overland Corporation, an asphalt manufacturing and paving company headquartered in Ardmore, Oklahoma, for $121.1 million, which was paid from available cash on hand and a draw from the Revolving Credit Facility. The transaction established the Company’s first platform company in Oklahoma and added eight HMA plants across southern and western Oklahoma. Overland Corporation also provides paving services in northern Texas.
Alabama Acquisition - Provisional
On February 3, 2025, the Company acquired substantially all of the assets of Mobile Asphalt Company LLC, an asphalt manufacturing and paving company headquartered in Theodore, Alabama, for $55.1 million, which was paid from available cash on hand and a draw from the Revolving Credit Facility. The transaction added five HMA plants and expanded the Company’s operations in the greater Mobile and southwestern Alabama market areas.
Combined Acquisitions During the Six Months Ended March 31, 2025
The foregoing acquisitions were accounted for as business combinations in accordance with ASC Topic 805, Business Combinations ("Topic 805"). As of March 31, 2025, the purchase price allocations had not yet been finalized due to the recent timing of these acquisitions, as certain information was pending on such date to finalize estimates of fair value of certain assets acquired and liabilities assumed. The Company consulted with independent third parties to assist in the valuation process. The Company expects to finalize the estimate of fair values as soon as practicable and no later than one year from each respective acquisition dates.
Identifiable assets acquired and liabilities assumed were recorded at their estimated fair values based on the methodology described under “Fair Value Measurements” in Note 2 - Significant Accounting Policies. The aggregate amount of the purchase price exceeding the net fair value of identifiable assets acquired and liabilities assumed was recorded as provisional goodwill in the amount of approximately $511.8 million, which is deductible for income tax purposes. Goodwill primarily represents the assembled work force and synergies expected to result from the acquisitions, which may change as estimates are finalized.

The following table summarizes the consideration for the acquisitions and the provisional amounts of identified assets acquired and liabilities assumed as of March 31, 2025 (unaudited, in thousands):

	Lone Star Paving	Overland Corporation	Mobile Asphalt Company, LLC	Total
Cash and cash equivalents	$9,901	$2,426	$—	$12,327
Contracts receivable including retainage	96,740	5,658	6,084	108,482
Cost and estimated earnings in excess of billings on uncompleted contracts	3,972	1,469	74	5,515
Inventories	26,604	6,414	2,792	35,810
Prepaid expenses and other current assets	547	1,757	538	2,842
Property, plant and equipment	408,610	34,791	30,654	474,055
Operating lease right-of-use assets	2,006	—	2,924	4,930
Intangible assets	53,800	7,900	—	61,700
Total assets	602,180	60,415	43,066	705,661

Accounts payable	36,810	5,287	2,591	44,688
Billings in excess of costs and estimated earnings on uncompleted contracts	10,293	483	168	10,944
Accrued expenses and other current liabilities	4,573	1,597	—	6,170
Operating lease liabilities	1,949	—	2,924	4,873
Total liabilities	53,625	7,367	5,683	66,675

Goodwill	426,332	68,333	17,101	511,766

Total cash consideration transferred	654,200	121,057	55,126	830,383
Fair value of Class A common stock transferred	236,250	—	—	236,250
Total consideration payable (receivable)	84,437	324	(642)	84,119
Total purchase price	$974,887	$121,381	$54,484	$1,150,752

The Consolidated Statements of Comprehensive Income include $130.1 million of revenue and $3.9 million of net loss attributable to the operations of these acquisitions for the three months ended March 31, 2025 and $191.1 million of revenue and $7.6 million of net loss attributable to the operations of these acquisitions for the six months ended March 31, 2025. The Company recorded certain costs related to the acquisitions as they were incurred, which are reflected in general and administrative expenses on the Company’s Consolidated Statements of Comprehensive Income in the amount of $0.8 million for the three months ended March 31, 2025 and $19.7 million for the six months ended March 31, 2025.
The following tables present pro forma revenues and net income as though the acquisitions had occurred on October 1, 2023 (unaudited, in thousands):

	For the Three Months Ended March 31,
	2025	2024
Pro forma revenues	$576,559	$528,138
Pro forma net income (loss)	$5,059	$(2,164)

	For the Six Months Ended March 31,
	2025	2024
Pro forma revenues	$1,241,903	$1,142,876
Pro forma net income	$24,016	$10,240

Pro forma financial information is presented as if the operations of the acquisitions had been included in the consolidated results of the Company since October 1, 2023 and gives effect to transactions that are directly attributable to the acquisitions, including adjustments to:
(a)include the pro forma results of operations of the acquisitions for the three and six months ended March 31, 2025 and 2024;

(b)include additional depreciation, depletion and amortization expense related to the fair value of acquired property, plant and equipment and reserves at aggregates facilities and intangibles, as applicable, as if such assets were acquired on October 1, 2023 and consistently applied to the Company’s depreciation and depletion methodologies;

(c)include interest expense under the Term Loan B (as defined below) and Revolving Credit Facility as if the funds borrowed to finance the purchase prices were borrowed on October 1, 2023 (interest expense calculations further assume that no principal payments were made during the period from October 1, 2023 through March 31, 2025, and that the interest rate in effect on the date the Company completed the acquisitions was in effect for the period from October 1, 2023 through March 31, 2025); and

(d)exclude $19.7 million of acquisition-related expenses from the six months ended March 31, 2025, as though such expenses were incurred prior to the pro forma acquisition date of October 1, 2023.

Pro forma information is presented for informational purposes and may not be indicative of revenue or net income that would have been achieved if these acquisitions had occurred on October 1, 2023.
Provisional Accounting
During the six months ended March 31, 2025, there were no material measurement period adjustments to provisional acquisitions as reported in the 2024 Form 10-K.
Note 5 - Contracts Receivable Including Retainage, Net
Contracts receivable including retainage, net consisted of the following at March 31, 2025 and September 30, 2024 (in thousands):

	March 31, 2025	September 30, 2024
	(unaudited)
Contracts receivable	$345,800	$299,156
Retainage receivable	64,397	52,728
	410,197	351,884
Allowance for doubtful accounts	(988)	(1,073)
Contracts receivable including retainage, net	$409,209	$350,811

Retainage receivables are amounts earned by the Company but held by customers until contracts are near completion or fully completed.

Note 6 - Contract Assets and Liabilities
Costs and estimated earnings compared to billings on uncompleted contracts at March 31, 2025 and September 30, 2024 consisted of the following (in thousands):

	March 31, 2025	September 30, 2024
	(unaudited)
Costs on uncompleted contracts	$2,912,732	$2,224,511
Estimated earnings to date on uncompleted contracts	343,733	271,719
	3,256,465	2,496,230
Billings to date on uncompleted contracts	(3,346,280)	(2,590,329)
Net billings in excess of costs and estimated earnings on uncompleted contracts	$(89,815)	$(94,099)

Significant changes to balances of costs and estimated earnings in excess of billings (contract asset) and billings in excess of costs and estimated earnings (contract liability) on uncompleted contracts from September 30, 2023 to March 31, 2024 and September 30, 2024 to March 31, 2025 are presented below (in thousands):

	Costs and Estimated Earnings in Excess of Billings on Uncompleted Contracts	Billings in Excess of Costs and Estimated Earnings on Uncompleted Contracts	Net Billings in Excess of Costs and Estimated Earnings on Uncompleted Contracts
September 30, 2023	$27,296	$(78,905)	$(51,609)
Changes in revenue billed, contract price or cost estimates	8,825	(24,547)	(15,722)
March 31, 2024 (unaudited)	$36,120	$(103,453)	$(67,332)

September 30, 2024	$25,966	$(120,065)	$(94,099)
Changes in revenue billed, contract price or cost estimates	20,522	(16,238)	4,284
March 31, 2025 (unaudited)	$46,488	$(136,303)	$(89,815)

At March 31, 2025, the Company had unsatisfied or partially unsatisfied performance obligations under construction project contracts representing approximately $2.2 billion in aggregate transaction price. The Company expects to earn revenue as it satisfies its performance obligations under such contracts in the amount of approximately $1.2 billion during the remainder of the fiscal year ending September 30, 2025 and $1.0 billion thereafter.

Note 7 - Property, Plant and Equipment
Property, plant and equipment at March 31, 2025 and September 30, 2024 consisted of the following (in thousands):

	March 31, 2025	September 30, 2024
	(unaudited)
Construction equipment	$707,351	$570,044
Plants	378,462	255,214
Mineral reserves	220,915	69,334
Land and improvements	181,416	94,182
Buildings	46,822	39,838
Furniture and fixtures	8,780	8,616
Leasehold improvements	1,431	1,268
Total property, plant and equipment, gross	1,545,177	1,038,496
Accumulated depreciation, depletion and amortization	(478,255)	(426,842)
Construction in progress	36,470	18,270
Total property, plant and equipment, net	$1,103,392	$629,924

Depreciation, depletion and amortization expense related to property, plant and equipment was $36.2 million and $23.1 million for the three months ended March 31, 2025 and 2024, respectively, and $66.5 million and $44.1 million for the six months ended March 31, 2025 and 2024, respectively.

Note 8 - Debt
The Company maintains credit facilities to finance acquisitions, to fund the purchase of real estate, construction equipment, plants and other fixed assets, and for general working capital purposes. Debt at March 31, 2025 and September 30, 2024 consisted of the following (in thousands):

	March 31, 2025	September 30, 2024
	(unaudited)
Long-term debt:
Term Loan A	$381,563	$392,188
Term Loan B	847,875	—
Revolving Credit Facility	145,000	122,850
Total long-term debt	1,374,438	515,038
Deferred debt issuance costs, net	(14,738)	(1,514)
Current maturities of long-term debt	(40,375)	(26,563)
Long-term debt, net of current maturities and deferred debt issuance costs	$1,319,325	$486,961

Term Loan A / Revolver Credit Agreement
The Company and each of its subsidiaries are parties to a Third Amended and Restated Credit Agreement, dated June 30, 2022, with PNC Bank, National Association, as administrative agent and lender, PNC Capital Markets LLC, as joint lead arranger and sole bookrunner, Regions Bank and BofA Securities, Inc., each as a joint arranger, and certain other lenders (as amended, restated, supplemented or otherwise modified, the “Term Loan A / Revolver Credit Agreement”). The Term Loan A / Revolver Credit Agreement provides for (i) term loans in the aggregate principal amount of $375.0 million (consisting of an initial aggregate principal amount of $250.0 million (the “Initial Term Loan A”) and a subsequent term loan in the principal amount of $125.0 million (the “Incremental Term Loan A,” and collectively, the “Term Loan A”)), (ii) a revolving credit facility in an aggregate principal amount of $400.0 million (the “Revolving Credit Facility”) and (iii) a delayed draw term loan facility, the availability under which facility terminated as of December 31, 2023, in the aggregate principal amount of up to $50.0 million (the “Delayed Draw Term Loan”).

All outstanding advances under the Term Loan A and Revolving Credit Facility are due and payable in full on June 30, 2027 (the “Maturity Date”). The Initial Term Loan A (commencing on September 30, 2022) and the Incremental Term Loan A (commencing on May 29, 2024) amortize in quarterly installments in an amount (subject, in each case, to adjustments for prior mandatory and voluntary prepayments of principal) equal to: (a) 1.25% of the original principal amount on each of the following 11 quarter-end payment dates; (b) 1.875% of the original principal amount on each of the next eight quarter-end payment dates; and (c) all remaining principal on the Maturity Date. The annual interest rates applicable to advances are calculated, at the Company’s option, by using either a base rate, Term SOFR plus 0.10%, or (solely with respect to the Revolving Credit Facility) Daily Simple SOFR plus 0.10%, in each case, plus an applicable margin percentage that corresponds to the Company’s consolidated net leverage ratio. Subject to various requirements, the Company generally may (and, under certain circumstances, must), prepay all or a portion of the outstanding balance of the advances, together with accrued interest thereon, prior to their contractual maturity. The obligations of the Company and its subsidiaries under the Term Loan A / Revolver Credit Agreement are secured by a security interest in substantially all of the assets of the Company and each of its subsidiaries that ranks in pari passu with the security interest of the lenders under the Term Loan B (defined below).
At March 31, 2025 and September 30, 2024, there was $381.6 million and $392.2 million, respectively, of principal outstanding under the Term Loan A, $145.0 million and $122.9 million, respectively, of principal outstanding under the Revolving Credit Facility, and availability of $248.4 million and $268.8 million, respectively, under the Revolving Credit Facility, including a reduction for outstanding letters of credit.
The Term Loan A / Revolver Credit Agreement contains customary negative covenants for agreements of this type, including, but not limited to, restrictions on the Company’s ability to make acquisitions, make loans or advances, make capital expenditures and investments, pay dividends, create or incur indebtedness, create liens, wind up or dissolve, consolidate, merge or liquidate, or sell, transfer or dispose of assets. The Term Loan A / Revolver Credit Agreement also requires the Company to satisfy certain financial covenants, including a minimum fixed charge coverage ratio of 1.20-to-1.00 and a maximum consolidated leverage ratio determined as follows: (i) for each fiscal quarter ending on or prior to September 30, 2024, 3.50-to-1.00 (ii) for each fiscal quarter ending December 31, 2024 through and including September 30, 2025, 4.50-to-1.00; (iii) for each fiscal quarter ending December 31, 2025 through and including September 30, 2026, 4.00-to-1.00; and (iv) for each fiscal quarter ending December 31, 2026 and thereafter, 3.50-to-1.00, subject to certain adjustments. At March 31, 2025 and September 30, 2024, the Company’s fixed charge coverage ratio was 3.29-to-1.00 and 3.18-to-1.00, respectively, and the Company’s consolidated leverage ratio was 3.23-to-1.00 and 1.80-to-1.00, respectively. At both March 31, 2025 and September 30, 2024, the Company was in compliance with all covenants under the Term Loan A / Revolver Credit Agreement.
From time to time, the Company has entered into interest rate swap agreements to hedge against the risk of changes in interest rates. At both March 31, 2025 and September 30, 2024, the aggregate notional value of these interest rate swap agreements was $300.0 million, and the fair value was $11.9 million and $11.6 million, respectively, which is included within other assets on the Company’s Consolidated Balance Sheets.

Term Loan B Credit Agreement
On November 1, 2024, the Company entered into a Term Loan Credit Agreement with Bank of America, N.A., as administrative agent, BofA Securities, Inc., PNC Capital Markets LLC, Regions Capital Markets, a division of Regions Bank, and TD Securities (USA) LLC, each as joint lead arranger and joint bookrunner, and certain other lenders party thereto (the “Term Loan B Credit Agreement”), which provided for a senior secured term loan facility in the aggregate principal amount of $850.0 million, the full amount of which was drawn on November 1, 2024 (the “Term Loan B”). A portion of the proceeds of the Term Loan B was used to finance the cash portion of the consideration for the Lone Star Acquisition, including the repayment of certain outstanding indebtedness of Lone Star Paving and its subsidiaries at the closing. The remaining loan proceeds were or will be used to (i) repay the Company’s outstanding borrowings under other credit facilities, (ii) pay fees and expenses incurred in connection with the debt financing transaction and the Lone Star Acquisition, and (iii) for working capital and other corporate purposes as permitted by the Term Loan B Credit Agreement. The obligations of the Company and its subsidiaries under the Term Loan B Credit Agreement are secured by a security interest in substantially all of the assets of the Company and each of its subsidiaries that ranks in pari passu with the security interest of the lenders under the Term Loan A / Revolver Credit Agreement.
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
At March 31, 2025 and September 30, 2024, there was $847.9 million and $0.0 million, respectively, of principal outstanding under the Term Loan B.
Bridge Facility
In connection with the Lone Star Acquisition, the Company secured a bridge financing facility (the “Bridge Facility”). No amounts were drawn under the Bridge Facility, which was terminated on November 1, 2024 upon securing permanent debt financing and closing the Lone Star Acquisition. The Company incurred $3.1 million of fees associated with the Bridge Facility during the three months ended December 31, 2024, which is included in interest expense, net on the accompanying Consolidated Statements of Comprehensive Income for the six months ended March 31, 2025.

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
Conversion of Class B Common Stock to Class A Common Stock
During the six months ended March 31, 2025, certain stockholders of the Company converted a total of 154,242 shares of Class B common stock into shares of Class A common stock on a one-for-one basis. As of March 31, 2025, there were 47,235,345 shares of Class A common stock and 8,813,803 shares of Class B common stock outstanding.
Issuance of Class A Common Stock
During the six months ended March 31, 2025, the Company issued 3,000,000 shares of Class A common stock in connection with the Lone Star Acquisition. Additional information about the Lone Star Acquisition is set forth in Note 4 - Business Acquisition.
Treasury Stock
During the six months ended March 31, 2025, the Company received a total of 146,761 shares of Class A common stock and 2,653 shares of Class B common stock from employees for reimbursement of income taxes paid by the Company on behalf of these employees related to the vesting of restricted stock awards and 2,145 shares of Class A common stock through forfeitures of unvested restricted stock awards by terminated employees.
Restricted Stock Awards
During the six months ended March 31, 2025, the Company awarded to certain directors, officers, and employees and consultants a total of 273,995 restricted shares of Class A common stock under the Construction Partners, Inc. 2018 Equity Incentive Plan (the “Equity Incentive Plan”) and 48,000 restricted shares of Class B common stock under the Construction Partners, Inc. 2024 Restricted Stock Plan (the “Restricted Stock Plan”). The total includes 180,000 restricted shares of Class A common stock awarded to certain key employees of Lone Star Paving.
Performance Stock Units and Market-Based Awards
During the six months ended March 31, 2025, the Company issued a total of 210,520 shares of Class A common stock in settlement of vested performance stock units (“PSUs”) and market-based awards under the Equity Incentive Plan and 61,000 shares of Class B common stock under the Restricted Stock Plan. The total includes a transaction bonus related to the Lone Star Acquisition of 79,000 shares of Class A common stock and 61,000 shares of Class B common stock awarded to certain officers, directors, key contractors and employees of the Company.

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

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2025	2024	2025	2024
Numerator
Net income (loss) attributable to common stockholders	$4,215	$(1,124)	$1,164	$8,719
Denominator
Weighted average number of common shares outstanding, basic	55,248,526	51,938,216	54,698,442	51,915,069
Net income (loss) per common share attributable to common stockholders, basic	$0.08	$(0.02)	$0.02	$0.17

The following table summarizes the calculation of the weighted-average number of diluted common shares outstanding and the calculation of diluted earnings per share for the periods presented (unaudited in thousands, except share and per share amounts):

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2025	2024	2025	2024
Numerator
Net income (loss) attributable to common stockholders	$4,215	$(1,124)	$1,164	$8,719
Denominator
Weighted average number of basic common shares outstanding, basic	55,248,526	51,938,216	54,698,442	51,915,069
Effect of dilutive securities:
Restricted stock grants	421,120	—	442,916	608,031
Weighted average number of diluted common shares outstanding:	55,669,646	51,938,216	55,141,358	52,523,100
Net income (loss) per diluted common share attributable to common stockholders	$0.08	$(0.02)	$0.02	$0.17

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
The Company’s effective income tax rate for the three months ended March 31, 2025 and 2024 was 23.7% and 22.2%, respectively. The Company’s effective tax rate for the six months ended March 31, 2025 and 2024 was 28.4% and 24.3%, respectively. The changes in the Company’s effective rates are due to differences in state tax rates at its operating subsidiaries.

Note 12 - Related Parties
On December 31, 2017, the Company sold an indirect wholly owned subsidiary to an immediate family member of an executive officer of the Company (“Purchaser of Subsidiary”) in consideration for a note receivable in the amount of $1.0 million, which approximated the net book value of the disposed entity. At March 31, 2025, $0.1 million and $0.1 million was reflected on the Company’s Consolidated Balance Sheets within other current assets and other assets, respectively, representing the remaining balances on this note receivable. In connection with this transaction, the Company also received a note receivable from the disposed entity (“Disposed Entity”) on December 31, 2017 in the amount of $1.0 million representing certain accounts payable of the Disposed Entity that were paid by the Company. At March 31, 2025, $0.1 million was reflected on the Company’s Consolidated Balance Sheets within other current assets, representing the remaining balance on this note receivable. Remaining principal and interest payments are scheduled to be made in periodic installments during fiscal year 2025 through fiscal year 2026.

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
•The Company is party to a management services agreement with SunTx, under which the Company pays SunTx $0.3 million per fiscal quarter and reimburses certain travel and other out-of-pocket expenses associated with services rendered under the management services agreement.

The following table presents revenues earned and expenses incurred by the Company during the three months ended March 31, 2025 and 2024, and accounts receivable and payable balances at March 31, 2025 and September 30, 2024, related to transactions with the related parties described above (in thousands):

	Revenue Earned (Expense Incurred)								Accounts Receivable (Payable)
	For the Three Months Ended March 31,				For the Six Months Ended March 31,				March 31,	September 30,
	2025		2024		2025		2024		2025	2024
	(unaudited)		(unaudited)		(unaudited)		(unaudited)		(unaudited)
Purchaser of Subsidiary	$—		$—		$—		$—		$207	$207
Disposed Entity	—		—		—		—		132	132
Land Development Project	—		—		—		—		548	548
Subcontracting Services	(1,193)	(1)	(705)	(1)	(3,118)	(1)	(2,618)	(1)	(297)	(239)
Island Pond	(100)	(2)	(100)	(2)	(200)	(2)	(200)	(2)	—	—
SunTx	(447)	(2)	(451)	(2)	(1,838)	(2)	(882)	(2)	—	—

(1) Cost is reflected as cost of revenues on the Company’s Consolidated Statements of Comprehensive Income (Loss).
(2) Cost of $0.5 million is reflected as general and administrative expenses on the Company’s Consolidated Statements of Comprehensive Income for the three months ended March 31, 2025. Cost of $1.2 million is reflected as general and administrative expenses and $0.8 million is reflected as acquisition-related expenses on the Company’s Consolidated Statements of Comprehensive Income for the six months ended March 31, 2025.

Note 13 - Share-Based Compensation
The Equity Incentive Plan was initially approved by the Company’s stockholders in 2016, was amended and restated in April 2018, and was further amended in May 2019. In connection with the 2018 amendment and restatement, the Company reserved 2,000,000 shares of Class A common stock for issuance pursuant to awards granted thereunder. In March 2024, the Company’s stockholders approved an increase in such share reserve by an additional 1,000,000 shares. At March 31, 2025, there were 961,350 shares of Class A common stock remaining available for issuance under the Equity Incentive Plan.
The Restricted Stock Plan was approved by the Company’s stockholders and adopted by the Company in March 2024. At that time, the Company reserved 2,000,000 shares of Class B common stock for issuance pursuant to awards granted thereunder. At March 31, 2025, there were 1,891,000 shares of Class B common stock remaining available for issuance under the Restricted Stock Plan.
The following table summarizes the components of share-based compensation expense included in general and administrative expenses and acquisition-related expenses in the Consolidated Statements of Comprehensive Income during the three and six months ended March 31, 2025 and 2024 (unaudited, in thousands):

	For the Three Months Ended March 31,
	2025	2024
Equity classified awards	$3,369	$2,556
Liability classified awards	1,111	776
Employee stock purchase plan	192	221
Total share-based compensation expense	$4,672	$3,553

	For the Six Months Ended March 31,
	2025	2024
Equity classified awards	$17,043	$5,339
Liability classified awards	1,840	882
Employee stock purchase plan	514	378
Total share-based compensation expense	$19,397	$6,599

Restricted Stock - Equity Classified Awards
The Company measures and recognizes stock-based compensation expense, net of forfeitures, over the requisite vesting periods for all stock-based payment awards made, and recognizes forfeitures as they occur. Stock-based compensation is included in general and administrative expenses in the Consolidated Statements of Comprehensive Income. A summary of the changes in the Company’s restricted stock units is as follows (in thousands, except share data):

	For the Six Months Ended March 31,
	2025		2024
	RSUs	Weighted Average Grant Date Fair Value Per RSU	RSUs	Weighted Average Grant Date Fair Value Per RSU
Unvested shares, beginning balance	509,171	31.59	824,280	28.08
Shares awarded	321,995	77.07	67,811	43.67
Shares vested	(59,295)	47.82	(2,500)	27.72
Shares forfeited	(2,091)	30.40	(524)	30.49
Unvested shares, ending balance	769,780	48.59	889,067	29.56

Aggregate grant date fair value of shares awarded	$24,816		$2,961
Compensation expense recorded upon vesting of awards	$5,495		$3,829
Unrecognized compensation expense at fiscal year-end	$25,707		$8,899
Weighted average recognition period remaining, in years	4.13		2.78

The restricted shares granted under the Equity Incentive Plan will vest, as applicable, as follows:

Fiscal Year	Number of Shares
2025	330,266
2026	88,066
2027	45,309
2028	170,299
2029	135,840
Total	769,780

Market-Based Awards - Equity Classified Awards
During the six months ended March 31, 2025, the Company issued and awarded market-based restricted stock awards representing a target of 79,000 Class A shares and 61,000 Class B shares to certain members of Company management, directors and employees under the Equity Incentive Plan and the Restricted Stock Plan, respectively, as transaction bonuses in connection with the Lone Star Acquisition. These grants are classified as equity awards. The aggregate grant date fair value of these restricted stock awards was $9.8 million. During the six months ended March 31, 2025, the Company recorded compensation expense of $9.8 million which is recorded in acquisition-related expenses in the Company’s Consolidated Statements of Comprehensive Income.
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
During the six months ended March 31, 2025, the Company awarded PSUs representing a target of 73,603 Class A shares and forecasted vesting of 55,202 of Class A shares to certain members of management. These grants are classified as equity awards. The aggregate grant date fair value of these PSU awards was $3.7 million. During the six months ended March 31, 2025 and 2024, the Company recorded compensation expense in connection with PSUs in the amount of $1.7 million and $0.6 million, respectively, which is reflected as general and administrative expenses in the Company’s Consolidated Statements of Comprehensive Income. At March 31, 2025, the Company forecasted 226,102 shares of Class A common stock underlying PSUs as unvested and approximately $6.5 million of unrecognized compensation expense related to PSU awards, which will be recognized over a remaining weighted-average period of 2.2 years. During the six months ended March 31, 2025, 136,917 shares of Class A and 61,000 shares of Class B common stock underlying PSUs were vested and issued.
Cash-Settled Restricted Stock Units - Liability Classified Awards
During the six months ended March 31, 2025, the Company granted 77,634 cash-settled restricted stock units (“RSUs”) to employees of the Company under the Equity Incentive Plan. The Company elects to account for forfeitures as they occur. Compensation expense associated with all liability classified awards for the three and six months ended March 31, 2025 was $1.1 million and $1.8 million, respectively, which is reflected as general and administrative expenses in the Consolidated Statements of Comprehensive Income. As of both March 31, 2025 and September 30, 2024 the liability for cash-settled RSUs was $3.7 million and is included in accrued expenses and other current liabilities and other long-term liabilities. At March 31, 2025, there was approximately $7.8 million of unrecognized compensation expense related to these awards, which will be recognized over a remaining weighted-average period of 3.2 years.
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
Employee Stock Purchase Plan
The Construction Partners, Inc. Employee Stock Purchase Plan (the “ESPP”) became effective on May 13, 2021. The ESPP provides eligible employees of the Company an opportunity to purchase shares of the Company’s Class A common stock at a discounted rate using funds withheld through payroll deductions. The maximum number of shares of Class A common stock offered under the ESPP is 1,000,000. The first offering period under the ESPP commenced on July 1, 2023. Since that date, participants have purchased 71,022 shares under the ESPP. Compensation expense associated with the ESPP was $0.2 million for the three months ended March 31, 2025 and 2024, and $0.5 million and $0.4 million for the six months ended March 31, 2025 and 2024, respectively. Compensation expense is included in general and administrative expenses in the Consolidated Statements of Comprehensive Income.

Note 14 - Leases
The Company leases certain facilities, office space, vehicles and equipment. As of March 31, 2025, operating leases under ASC Topic 842, Leases (“Topic 842”) were included in (i) operating lease right-of use assets, (ii) current portion of operating lease liabilities and

(iii) operating lease liabilities, net of current portion on the Company’s Consolidated Balance Sheets in the amounts of $56.3 million, $14.2 million and $42.7 million, respectively. As of March 31, 2025, the Company did not have any lease contracts that had not yet commenced but had created significant rights and obligations.
The components of lease expense were as follows (unaudited, in thousands):

	For the Three Months Ended March 31,
	2025	2024
Operating lease cost	$3,847	$1,471
Short-term lease cost	6,596	5,906
Total lease expense	$10,443	$7,377

	For the Six Months Ended March 31,
	2025	2024
Operating lease cost	$7,039	$2,374
Short-term lease cost	14,032	11,282
Total lease expense	$21,071	$13,656

Short-term leases (those with terms of 12 months or less) are not capitalized but are expensed on a straight-line basis over the lease term. The majority of the Company’s short-term leases relate to equipment used on construction projects. These leases are entered into at periodic rental rates for an unspecified duration and typically have a termination for convenience provision.

As of March 31, 2025, the weighted-average remaining term of the Company’s leases was 4.5 years, and the weighted-average discount rate was 5.86%. As of March 31, 2025, the lease liability was equal to the present value of the remaining lease payments, discounted using the incremental borrowing rate on the Company’s secured debt using a single maturity discount rate, as such rate is not materially different from the discount rate applied to each of the leases in the portfolio.

The following table summarizes the Company’s undiscounted lease liabilities outstanding as of March 31, 2025 (unaudited, in thousands):

Fiscal Year	Amount
Remainder of 2025	$8,753
2026	16,920
2027	15,994
2028	11,347
2029	5,823
2030 and thereafter	5,600
Total future minimum lease payments	$64,437
Less: imputed interest	7,475
Total	$56,962

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

The following table represents the approximate amount of realized and unrealized gains (losses) and changes in fair value recognized in earnings on commodity derivative contracts for the three and six months ended March 31, 2025 and 2024 and the fair value of these derivatives as of March 31, 2025 and September 30, 2024 (in thousands):

	For the Three Months Ended March 31,
		2025			2024
	(unaudited)			(unaudited)
	Change in			Change in
Income Statement Classification	Realized Gain (Loss)	Unrealized Gain (Loss)	Total Gain (Loss)	Realized Gain (Loss)	Unrealized Gain (Loss)	Total Gain (Loss)
Cost of revenues	$—	$—	$—	$(42)	$32	$(10)
Interest expense, net	1,861	—	1,861	2,646	—	2,646
Total	$1,861	$—	$1,861	$2,604	$32	$2,636

	For the Six Months Ended March 31,
		2025			2024
	(unaudited)			(unaudited)
	Change in			Change in
Income Statement Classification	Realized Gain (Loss)	Unrealized Gain (Loss)	Total Gain (Loss)	Realized Gain (Loss)	Unrealized Gain (Loss)	Total Gain (Loss)
Cost of revenues	$—	$—	$—	$(61)	$(194)	$(255)
Interest expense, net	4,046	—	4,046	5,284	—	5,284
Total	$4,046	$—	$4,046	$5,223	$(194)	$5,029

	March 31, 2025	September 30, 2024
Balance Sheet Classification	(unaudited)
Other assets - interest rate swaps (1)	$11,896	$11,646
Net unrealized gain position	$11,896	$11,646

(1) Includes designated cash flow hedge of $11.9 million and $11.6 million as of March 31, 2025 and September 30, 2024, respectively.

Note 16 - Fair Value Measurements

The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2025 and September 30, 2024 under Topic 820 (in thousands):

	March 31, 2025	September 30, 2024
	(unaudited)
	Level 2	Level 2
Assets:
Interest rate swaps	$11,896	$11,646
U.S. government securities	9,597	8,338
Corporate debt securities	8,826	6,872
Municipal government securities	1,208	1,598
Other debt securities	589	1,212
Total assets	$32,116	$29,666

The fair value of the interest rate swap contract is based on a model-driven valuation using the observable components (e.g., interest rates), which are observable at commonly quoted intervals for the full term of the contracts. The fair value of the Company’s commodity swap contracts is based on an analysis of the expected cash flow of the contract in combination with observable forward price inputs obtained from a third-party pricing source. The calculations are adjusted for credit risk. Therefore, the Company’s derivative assets are classified within Level 2 of the fair value hierarchy. Derivative assets are included within “Other assets” on the Company’s Consolidated Balance Sheets.

Note 17 - Commitments
Letters of Credit

Under the Revolving Credit Facility, the Company had a total capacity of $400.0 million at March 31, 2025 that may be used for a combination of cash borrowings and letter of credit issuances. At March 31, 2025, the Company had aggregate letters of credit outstanding in the amount of $6.6 million, primarily related to certain insurance policies as described in Note 2 - Significant Accounting Policies.

Purchase Commitments
As of March 31, 2025, the Company had unconditional purchase commitments for diesel fuel and natural gas in the normal course of business in the aggregate amount of $3.1 million. Management does not expect any significant changes in the market value of these goods during the commitment period that would have a material adverse effect on the financial condition, results of operations and cash flows of the Company. As of March 31, 2025 the Company’s purchase commitments for the remainder of fiscal 2025 and in 2026 were as follows (unaudited, in thousands):

Fiscal Year	Amount
Remainder of 2025	$1,869
2026	1,264
Total	$3,133

Minimum Royalties
The Company has lease agreements associated with aggregates facilities under which the Company makes royalty payments. These agreements are outside the scope of Topic 842. The payments are generally based on tons sold in a particular period; however, certain agreements have minimum annual payments. The Company had commitments in the form of minimum royalties as of March 31, 2025 in the amount of $3.4 million, due as follows (unaudited, in thousands):

Fiscal Year	Amount
Remainder of 2025	$156
2026	359
2027	347
2028	312
2029	312
Thereafter	1,875
Total	$3,361

Royalty expense recorded in cost of revenue was $0.8 million and $0.4 million for the three months ended March 31, 2025 and 2024, respectively, and $1.4 million and $0.8 million for the six months ended March 31, 2025 and 2024, respectively.

Note 18 - Restricted Investments
The following is a summary of the Company’s debt securities as of March 31, 2025 and September 30, 2024 (in thousands):

	March 31, 2025
	(unaudited)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government securities	$9,660	$37	$100	$9,597
Corporate debt securities	8,810	98	82	8,826
Municipal government securities	1,234	7	33	1,208
Agency backed securities	611	—	22	589
Total	$20,315	$142	$237	$20,220

	September 30, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S government securities	$8,332	$76	$70	$8,338
Corporate debt securities	6,781	162	71	6,872
Municipal government securities	1,618	16	36	1,598
Other debt securities	1,255	2	45	1,212
Total	$17,986	$256	$222	$18,020

The amortized cost and fair value of debt securities classified as available for sale by contractual maturity, as of March 31, 2025, are as follows (unaudited, in thousands):

	Amortized Cost	Fair Value
Due within one year	$2,855	$2,848
Due after one year through three years	4,366	4,342
Due after three years	13,094	13,030
Total	$20,315	$20,220

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
Amounts in accumulated other comprehensive income (“AOCI”), net of tax, at March 31, 2025 and September 30, 2024, were as follows (in thousands):

AOCI	March 31, 2025 (unaudited)	September 30, 2024

Interest rate swap contract, net of blend and extend arrangement	$9,894	$9,852
Unrealized loss on available-for-sale securities	(95)	34
Less tax effect of other comprehensive income (loss) items	(2,420)	(2,384)
Total	$7,379	$7,502

Changes in AOCI, net of tax, are as follows (in thousands):

AOCI	Interest Rate Hedge
Balance at September 30, 2024	$7,502
Net OCI changes	(123)
Balance at March 31, 2025 (unaudited)	$7,379

AOCI	Interest Rate Hedge
Balance at September 30, 2023	$18,694
Net OCI changes	(4,313)
Balance at March 31, 2024 (unaudited)	$14,381

Amounts reclassified from AOCI to earnings are as follows (unaudited, in thousands):

	For the Three Months Ended March 31,
	2025	2024
Interest expense (benefit)	$(1,861)	$(2,646)
Realized loss on restricted investments	25	26
Benefit from income taxes	444	651
Total reclassifications from AOCI to earnings	$(1,392)	$(1,969)

	For the Six Months Ended March 31,
	2025	2024
Interest expense (benefit)	$(4,046)	$(5,284)
Realized loss on restricted investments	44	49
Benefit from income taxes	968	1,299
Total reclassifications from AOCI to earnings	$(3,034)	$(3,936)

Note 20 - Subsequent Events

Tennessee Acquisition

On May 1, 2025, the Company acquired all the outstanding capital stock of PRI of East Tennessee, Inc, an asphalt manufacturing and construction business headquartered in Knoxville, Tennessee, and Pavement Restorations, Inc., a pavement preservation business headquartered in Milan, Tennessee (collectively, “PRI”) for $96.5 million, which was paid from available cash on hand and a draw from the Revolving Credit Facility. The transaction established the Company’s platform company in Tennessee, with operations including an HMA plant and related crews and equipment serving northeastern Tennessee and a specialized pavement preservation and sitework business serving multiple southeastern states. As of the date of this report, the total amount of consideration for this transaction remains subject to post-closing adjustments with respect to working capital and other matters.
Issuance of Equity Awards

In connection with the PRI acquisition, the Company issued awards under the Equity Incentive Plan to certain key former employees of PRI of East Tennessee, Inc. and Pavement Restorations, Inc. who became employees of the Company consisting of 60,000 shares of restricted Class A common stock having an aggregate grant date fair value of $5.2 million.

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
Contract Backlog
At March 31, 2025, our contract backlog was $2.8 billion. Contract backlog is a financial measure that reflects the dollar value of work that the Company expects to perform in the future. We include a construction project in our contract backlog at the time it is awarded and to the extent we believe funding is probable. Our backlog consists of uncompleted work on contracts in progress and contracts for which we have executed a contract but have not commenced the work. For uncompleted work on contracts in progress, we include (i) executed change orders, (ii) pending change orders for which we expect to receive confirmation in the ordinary course of business and (iii) claims that we have made against our customers for which we have determined we have a legal basis under existing contractual arrangements and as to which we consider collection to be probable. Backlog of uncompleted work on contracts under which work was either in progress or had not yet begun was $2.2 billion at March 31, 2025. Our contract backlog also includes low bid/no contract projects, which consist of (i) public bid projects for which we were the low bidder and no contract has been executed and (ii) private work projects for which we have been notified that we are the low bidder or have been given a notice to proceed, but no contract has been executed. Low bid/no contract backlog was $0.6 billion at March 31, 2025.
Recent Developments
Business Acquisitions
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

On May 1, 2025, we acquired all of the outstanding capital stock of PRI of East Tennessee, Inc., and Pavement Restorations, Inc., (collectively PRI), establishing our first platform company in Tennessee. As a result of this acquisition, we added an HMA plant in Knoxville to expand our operations in northeastern Tennessee. PRI also provides pavement preservation and specialized sitework services across Tennessee. For further discussion regarding this transaction, see Note 20 - Subsequent Events to the unaudited consolidated financial statements included elsewhere in this report.
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
Other Key Performance Indicators - Adjusted EBITDA, Adjusted EBITDA Margin and Adjusted Net Income (Loss)
Adjusted EBITDA represents net income before, as applicable from time to time, (i) interest expense, net, (ii) provision (benefit) for income taxes, (iii) depreciation, depletion, accretion and amortization, (iv) share-based compensation expense, (v) loss on the extinguishment of debt and (vi) nonrecurring expenses related to transformative acquisitions, which management considers to include acquisitions requiring clearance under federal antitrust laws, such as the Lone Star Acquisition. Adjusted EBITDA Margin represents Adjusted EBITDA as a percentage of revenues for each period. Adjusted Net Income (Loss)represents net income before (i) nonrecurring expenses related to transformative acquisitions, which management considers to include acquisitions requiring clearance under federal antitrust laws, such as the Lone Star Acquisition, and (ii) nonrecurring fees associated with financing arrangements incurred in connection with transformative acquisitions, such as a bridge loan associated with the Lone Star Acquisition. These metrics are supplemental measures of our operating performance that are neither required by, nor presented in accordance with, GAAP. These measures have limitations as analytical tools and should not be considered in isolation or as an alternative to net income or any other performance measure derived in accordance with GAAP as an indicator of our operating performance. We present Adjusted EBITDA, Adjusted EBITDA Margin and Adjusted Net Income (Loss) because management uses these measures as key performance indicators, and we believe that securities analysts, investors and others use these measures to evaluate companies in our industry. Our calculation of Adjusted EBITDA, Adjusted EBITDA Margin and Adjusted Net Income (Loss) may not be comparable to similarly named measures reported by other companies. Potential differences may include differences in capital structures, tax positions and the age and book depreciation of intangible and tangible assets.
The following table presents a reconciliation of net income (loss), the most directly comparable measure calculated in accordance with GAAP, to Adjusted EBITDA and the calculation of Adjusted EBITDA margin for the periods presented (unaudited, in thousands, except percentages):

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2025	2024	2025	2024
Net income (loss)	$4,215	$(1,124)	$1,164	$8,719
Interest expense, net	21,592	4,568	39,722	8,314
Provision (benefit) for income taxes	1,310	(321)	461	2,797
Depreciation, depletion, accretion and amortization	37,263	22,840	68,447	43,961
Share-based compensation expense	4,672	3,553	9,592	6,599
Transformative acquisition expenses	221	—	18,684	—
Adjusted EBITDA	$69,273	$29,516	$138,070	$70,390
Revenues	$571,650	$371,427	$1,133,230	$767,932
Adjusted EBITDA Margin	12.1%	7.9%	12.2%	9.2%
The following table presents a reconciliation of net income (loss), the most directly comparable measure calculated in accordance with GAAP, to adjusted net income (loss) for the periods presented (in thousands):

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2025	2024	2025	2024
Net income (loss)	$4,215	$(1,124)	$1,164	$8,719
Transformative acquisition expenses	221	—	18,684	—
Financing fees related to transformative acquisition	—	—	3,057	—
Tax impact due to above reconciling items	(53)	—	(5,252)	—
Adjusted net income (loss)	$4,383	$(1,124)	$17,653	$8,719

Three Months Ended March 31, 2025 Compared to Three Months Ended March 31, 2024
The following table sets forth selected financial data for the three months ended March 31, 2025 and 2024 (unaudited, in thousands, except percentages):

					Change From the Three Months Ended
	For the Three Months Ended March 31,				March 31, 2024
					to the Three Months Ended
	2025		2024		March 31, 2025
	Dollars	% of Revenues	Dollars	% of Revenues	$ Change	% Change
Revenues	$571,650	100.0%	$371,427	100.0%	$200,223	53.9%
Cost of revenues	500,300	87.5%	332,626	89.6%	167,674	50.4%
Gross profit	71,350	12.5%	38,801	10.4%	32,549	83.9%
General and administrative expenses	(46,662)	(8.2)%	(35,981)	(9.7)%	(10,681)	29.7%
Acquisition-related expenses	(806)	(0.1)%	(771)	(0.2)%	(35)	4.5%
Gain on sale of property, plant and equipment	3,407	0.6%	1,031	0.3%	2,376	230.5%
Operating income	27,289	4.8%	3,080	0.8%	24,209	786.0%
Interest expense, net	(21,592)	(3.8)%	(4,568)	(1.2)%	(17,024)	372.7%
Other income (loss)	(159)	—%	46	—%	(205)	(445.7)%
Income (loss) before provision for income taxes and earnings from investment in joint venture	5,538	1.0%	(1,442)	(0.4)%	6,980	(484.0)%
Provision (benefit) for income taxes	1,310	0.2%	(321)	(0.1)%	1,631	(508.1)%
Loss from investment in joint venture	(13)	—%	(3)	—%	(10)	333.3%
Net income (loss)	$4,215	0.7%	$(1,124)	(0.3)%	$5,339	(475.0)%
Adjusted EBITDA	$69,273	12.1%	$29,516	7.9%	$39,757	134.7%
Adjusted net income (loss)	$4,383	0.8%	$(1,124)	(0.3)%	$5,507	(489.9)%

Revenues. Revenues for the three months ended March 31, 2025 increased $200.3 million, or 53.9%, to $571.7 million from $371.4 million for the three months ended March 31, 2024. The increase included $173.1 million of revenues attributable to acquisitions completed during or subsequent to the three months ended March 31, 2024 and an increase of approximately $27.2 million of revenues in our existing markets from contract work and sales of HMA and aggregates to third parties. The 7.3% increase in revenue in our existing markets was due to strong demand in both public and private work.
Gross Profit. Gross profit for the three months ended March 31, 2025 increased $32.6 million, or 83.9%, to $71.4 million from $38.8 million for the three months ended March 31, 2024. The increase in gross profit was primarily the result of a 53.9% increase in revenues for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 and a higher gross profit margin. The higher gross profit margin was due to (i) efficient utilization of our plants, terminals and equipment fleet and (ii) completion of new backlog with more favorable margins.
General and Administrative Expenses. General and administrative expenses for the three months ended March 31, 2025 increased $10.7 million, or 29.7%, to $46.7 million from $36.0 million for the three months ended March 31, 2024. The increase was attributable to general and administrative expenses associated with the operations of businesses acquired during or subsequent to March 31, 2024 and an increase in share-based compensation expense.
Acquisition-related expenses. Acquisition-related expenses for the three months ended March 31, 2025 increased $0.1 million to $0.8 million from $0.7 million for the three months ended March 31, 2024.
Gain on Sale of Property, Plant and Equipment. Gain on sale of property, plant and equipment for the three months ended March 31, 2025 increased $2.4 million, or 230.5%, to $3.4 million from $1.0 million for the three months ended March 31, 2024. The increase was primarily the result of higher disposals of equipment and components during the three months ended March 31, 2025.

Interest Expense, Net. Interest expense, net for the three months ended March 31, 2025 increased $17.0 million, or 372.7%, to $21.6 million compared to $4.6 million for the three months ended March 31, 2024. The increase in interest expenses, net was primarily related to borrowings under the Term Loan B Credit Agreement that was entered into on November 1, 2024.
Provision for Income Taxes. Our effective tax rate increased to 23.7% for the three months ended March 31, 2025, from 22.2% for the three months ended March 31, 2024. Our higher effective tax rate during the three months ended March 31, 2025 was due to differences in state tax rates at our operating subsidiaries.

Net Income. Net income increased $5.3 million to $4.2 million for the three months ended March 31, 2025, compared to net loss of $1.1 million for the three months ended March 31, 2024. The increase in net income was primarily the result of higher gross profit and gain on sale of property, plant and equipment, partially offset by an increase in general and administrative expenses and interest expense, all as described above.

Adjusted EBITDA and Adjusted EBITDA Margin. Adjusted EBITDA and Adjusted EBITDA Margin were $69.3 million and 12.1%, respectively, for the three months ended March 31, 2025, compared to $29.5 million and 7.9%, respectively, for the three months ended March 31, 2024. The increase in Adjusted EBITDA and Adjusted EBITDA Margin resulted from an increase in gross profit and gain on sale of property, plant and equipment, partially offset by higher general and administrative expenses, all as described above. See the description of Adjusted EBITDA and Adjusted EBITDA Margin, as well as a reconciliation of Adjusted EBITDA to net income, under the heading “How We Assess Performance of Our Business”.
Adjusted Net Income (Loss). Adjusted Net Income increased $5.5 million to $4.4 million for the three months ended March 31, 2025, compared to adjusted net loss of $1.1 million for the three months ended March 31, 2024. The increase in adjusted net income was primarily a result of higher gross profit and gain on sale of property, plant and equipment, partially offset by higher general and administrative expenses and interest expense, all as described above. See the description of adjusted net income (loss), as well as a reconciliation of adjusted net income to net income, under the heading “How We Assess Performance of Our Business”.

Six Months Ended March 31, 2025 Compared to Six Months Ended March 31, 2024
The following table sets forth selected financial data for the six months ended March 31, 2025 and 2024 (unaudited, in thousands, except percentages):

					Change From the Six Months Ended
	For the Six Months Ended March 31,				March 31, 2024
					to the Six Months Ended
	2025		2024		March 31, 2025
	Dollars	% of Revenues	Dollars	% of Revenues	$ Change	% Change
Revenues	$1,133,230	100.0%	$767,932	100.0%	$365,298	47.6%
Cost of revenues	985,309	86.9%	677,251	88.2%	308,058	45.5%
Gross profit	147,921	13.1%	90,681	11.8%	57,240	63.1%
General and administrative expenses	(90,928)	(8.0)%	(71,435)	(9.1)%	(19,493)	27.3%
Acquisition-related expenses	(20,358)	(1.8)%	(1,298)	(0.3)%	(19,060)	1468.4%
Gain on sale of property, plant and equipment	4,462	0.4%	1,867	0.2%	2,595	139.0%
Operating income	41,097	3.6%	19,815	2.6%	21,282	107.4%
Interest expense, net	(39,722)	(3.5)%	(8,314)	(1.1)%	(31,408)	377.8%
Other income	262	—%	18	—%	244	1355.6%
Income (loss) before provision for income taxes and earnings from investment in joint venture	1,637	0.1%	11,519	1.5%	(9,882)	(85.8)%
Provision for income taxes	461	—%	2,797	0.4%	(2,336)	(83.5)%
Loss from investment in joint venture	(12)	—%	(3)	—%	(9)	300.0%
Net income	$1,164	0.1%	$8,719	1.1%	$(7,555)	(86.6)%
Adjusted EBITDA	$138,070	12.2%	$70,390	9.2%	$67,680	96.2%
Adjusted net income	$17,653	1.6%	$8,719	1.1%	$8,934	102.5%

Revenues. Revenues for the six months ended March 31, 2025 increased $365.3 million, or 47.6%, to $1,133.2 million from $767.9 million for the six months ended March 31, 2024. The increase included $293.9 million of revenues attributable to acquisitions completed during or subsequent to the six months ended March 31, 2024 and $71.4 million of revenues in our existing markets from contract work and sales of HMA and aggregates to third parties. The 9.3% increase in revenues in our existing markets compared to the prior year period was due to strong demand in both public and private work.
Gross Profit. Gross profit for the six months ended March 31, 2025 increased $57.2 million, or 63.1%, to $147.9 million from $90.7 million for the six months ended March 31, 2024. The increase in gross profit was primarily the result of a 47.6% increase in revenues for the six months ended March 31, 2025 compared to the six months ended March 31, 2024 and a higher gross profit margin. The higher gross profit margin was due to (i) efficient utilization of our plants, terminals and equipment fleet and (ii) completion of new backlog with more favorable margins.
General and Administrative Expenses. General and administrative expenses for the six months ended March 31, 2025 increased $19.5 million, or 27.3%, to $90.9 million from $71.4 million for the six months ended March 31, 2024. The increase was attributable to general and administrative expenses associated with the operations of businesses acquired during or subsequent to March 31, 2024 and an increase in share-based compensation expense.
Acquisition-related expenses. Acquisition-related expenses for the six months ended March 31, 2025 increased $19.1 million to $20.4 million from $1.3 million for the six months ended March 31, 2024. The increase was primarily due to the $18.7 million of acquisition-related expenses attributable to the Lone Star Acquisition.
Gain on Sale of Property, Plant and Equipment. Gain on sale of property, plant and equipment for the six months ended March 31, 2025 increased $2.6 million, or 139.0%, to $4.5 million from $1.9 million for the six months ended March 31, 2024. The increase was primarily the result of higher disposals of equipment and components during the six months ended March 31, 2025.

Interest Expense, Net. Interest expense, net for the six months ended March 31, 2025 increased $31.4 million, or 377.8%, to $39.7 million compared to $8.3 million for the six months ended March 31, 2024. The increase in interest expenses, net was primarily related to borrowings under the Term Loan B Credit Agreement that was entered into on November 1, 2024.
Provision for Income Taxes. Our effective tax rate increased to 28.4% for the six months ended March 31, 2025, from 24.3% for the six months ended March 31, 2024. Our higher effective tax rate during the six months ended March 31, 2025 was due to differences in state tax rates at our operating subsidiaries.

Net Income. Net income decreased $7.6 million to $1.2 million for the six months ended March 31, 2025, compared to net income of $8.7 million for the six months ended March 31, 2024. The decrease in net income was primarily a result of higher general and administrative expenses, acquisition-related expenses and interest expense,net partially offset by an increase in gross profit and gain on sale of property, plant and equipment, all as described above.
Adjusted EBITDA and Adjusted EBITDA Margin. Adjusted EBITDA and Adjusted EBITDA Margin were $138.1 million and 12.2%, respectively, for the six months ended March 31, 2025, compared to $70.4 million and 9.2%, respectively, for the six months ended March 31, 2024. The increase in Adjusted EBITDA and Adjusted EBITDA Margin resulted from an increase in gross profit and gain on sale of property, plant and equipment, partially offset by higher general and administrative expenses, all as described above. See the description of Adjusted EBITDA and Adjusted EBITDA Margin, as well as a reconciliation of Adjusted EBITDA to net income, under the heading “How We Assess Performance of Our Business”.
Adjusted Net Income. Adjusted Net Income increased $8.9 million to $17.7 million for the six months ended March 31, 2025, compared to adjusted net income of $8.7 million for the six months ended March 31, 2024. The increase in adjusted net income was primarily a result of higher gross profit and gain on sale of property, plant and equipment, partially offset by higher general and administrative expenses and interest expense, all as described above. . See the description of adjusted net income, as well as a reconciliation of adjusted net income to net income, under the heading “How We Assess Performance of Our Business”.

Liquidity and Capital Resources
Cash Flows Analysis
The following table sets forth our cash flows for the periods indicated (unaudited, in thousands):

	For the Six Months Ended March 31,
	2025	2024
Net cash provided by operating activities, net of acquisitions	$96,297	$78,550
Net cash used in investing activities	(893,233)	(138,358)
Net cash provided by financing activities	823,836	61,164
Net change in cash and cash equivalents	$26,900	$1,356

Operating Activities
During the six months ended March 31, 2025, cash provided by operating activities, net of acquisitions, was $96.3 million, primarily as a result of:
•net income of $1.2 million, including $68.4 million of depreciation, depletion, accretion and amortization, $18.9 million of share-based compensation expense and $4.5 million of gain on sale of property, plant and equipment;
•a decrease in contracts receivable including retainage, net of $49.3 million due to normal fluctuations resulting from the timing of processing transactions in our accounts receivable cycle;

•an increase in inventories of $4.4 million due to increased inventories from acquisitions, growth in existing markets, higher inventory costs and normal fluctuations in our inventory cycle;

•a decrease in accounts payable and accrued expenses and other current liabilities of $27.0 million due to the timing of processing transactions in our accounts payable cycle; and

•a net decrease in the difference between costs and estimated earnings in excess of billings on uncompleted contracts and billings in excess of costs and estimated earnings on uncompleted contracts of $9.7 million due to the timing of performing and closing projects.

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

Investing Activities
During the six months ended March 31, 2025, cash used in investing activities was $893.2 million, of which $828.7 million related to acquisitions completed in the period, $68.2 million was invested in property, plant and equipment and $6.2 million was invested in restricted investments by the Captive, partially offset by $6.0 million of proceeds from the sale of property, plant and equipment and $3.9 million of proceeds from the sale of restricted investments.
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
Financing Activities
During the six months ended March 31, 2025, cash provided by financing activities was $823.8 million. We received $835.0 million of net proceeds from our Term Loan B, which were primarily used for the Lone Star Acquisition completed in the period, and $145.0 million of net proceeds from our Revolving Credit Facility, which were primarily used for other acquisitions completed during the period. This cash flow was partially offset by $135.6 million of principal payments on long-term debt and purchase of treasury stock of $20.1 million.
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
Capital Requirements and Sources of Liquidity

During the six months ended March 31, 2025 and 2024, our capital expenditures were approximately $68.2 million and $55.5 million, respectively. Our capital expenditures are typically made during the fiscal year in which they are approved. At March 31, 2025, our commitments for capital expenditures were not material to our financial condition or results of operations on a consolidated basis. For fiscal 2025, we expect total capital expenditures to be approximately $130.0 million to $140.0 million. Our capital expenditure budget is an estimate and is subject to change.
Historically, we have required significant amounts of cash in order to make capital expenditures, purchase materials, execute our growth strategy through acquisitions and fund our organic expansion into new markets. Our working capital needs are driven by the seasonality and growth of our business, with our cash requirements increasing in periods of growth. Additional cash requirements resulting from our growth include the costs of additional personnel, production and distribution facilities, enhancements to our information systems, integration costs related to any acquisitions and our compliance with laws and rules applicable to public companies. Furthermore, on April 12, 2024, we announced that our Board of Directors authorized a stock repurchase program under which up to $40 million is available to purchase shares of our outstanding Class A common stock through September 30, 2025. We intend to utilize the stock repurchase program to minimize the dilutive impact of awards granted under our equity incentive plans and to repurchase shares opportunistically. Shares of Class A common stock may be repurchased from time to time in open market transactions at prevailing market prices, in privately negotiated transactions or by other means in accordance with federal securities laws, including Rule 10b5-1 plans. The stock repurchase program does not obligate the Company to repurchase any shares of Class A common stock, and the stock repurchase program may be modified, suspended, extended or terminated at any time by our Board of Directors. The actual timing, number and value of shares of Class A common stock repurchased will be determined by a committee of the Board of Directors at its discretion and will depend on a number of factors, including the market price of the Class A common stock, capital allocation alternatives, general market and economic conditions and other corporate considerations. During the six months ended March 31, 2025, the Company purchased 111,977 shares of Class A common stock for aggregate consideration of approximately $8.0 million through open market transactions.
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
Contractual Obligations
The following table summarizes our significant obligations outstanding as of March 31, 2025 (unaudited, in thousands):

		Payments Due by Fiscal Year
	Total	2025	2026	2027	2028	2029	2030 and Thereafter
Debt obligations	$1,374,438	$20,188	$40,375	$487,250	$8,500	$8,500	$809,625
Purchase agreement obligations due to sellers of Lone Star Paving	84,437	38,145	46,292	—	—	—	—
Lease obligations	64,437	8,753	16,920	15,994	11,347	5,823	5,600
Purchase commitments	3,133	1,869	1,264	—	—	—	—
Royalty payments	3,361	156	359	347	312	312	1,875
Asset retirement obligations	2,508	—	—	—	—	—	2,508
Total	$1,532,314	$69,111	$105,210	$503,591	$20,159	$14,635	$819,608

Off-Balance Sheet Arrangements
As of March 31, 2025, we had aggregate letters of credit outstanding in the amount of $6.6 million, future purchase commitments of diesel fuel and natural gas of $2.8 million and $0.3 million, respectively, and $3.4 million of minimum royalty payments related to aggregates facilities. Other than the letters of credit, future purchase commitments and minimum royalty payments, we do not currently have any off-balance sheet arrangements that have, or are reasonably likely to have, a material current or future effect on our financial condition, changes in our financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources. See Note 17 - Commitments to our unaudited consolidated financial statements included elsewhere in this report for additional information.

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
At March 31, 2025, we had a total of $1.37 billion of variable rate debt outstanding. Holding other factors constant and absent the interest rate swap agreements described above, a hypothetical 1% change in our borrowing rates would result in a $13.7 million change in our annual interest expense based on our variable rate debt outstanding at March 31, 2025. The notional amount of the Company’s outstanding interest rate swap contract at March 31, 2025 was $300.0 million. The maturity date of this swap is June 30, 2027, and the fair value of the outstanding swap contract was $11.9 million as of March 31, 2025. See also Note 15 - Investment in Derivative Instruments and Note 16 - Fair Value Measurements to the unaudited consolidated financial statements included elsewhere in this report.
The following table presents the future principal payment obligations, interest payments, and fair values associated with the Company’s debt instruments assuming the Company’s actual level of variable rate debt as of March 31, 2025 (unaudited, in thousands).

	For the Fiscal Year Ending September 30,							Fair
	2025	2026	2027	2028	2029	Thereafter	Total	Value
Debt obligations
Term Loans Principal Payments	$20,188	$40,375	$487,250	$8,500	$8,500	$809,625	$1,374,438	$1,374,438
Interest payments (1)	$45,024	$88,137	$78,569	$56,190	$55,610	$123,002	$446,532

(1) Represents projected interest payments using the Company’s March 2025 weighted average SOFR-based floating rate of 6.57% per annum.

Item 4. Controls and Procedures.
Evaluation of Disclosure Control and Procedures
Our management carried out, as of March 31, 2025, with the participation of our Chief Executive Officer and our Chief Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2025, our disclosure controls and procedures were effective to provide reasonable assurance that material information required to be disclosed by us in reports we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Notwithstanding the foregoing, the Company has been involved in discussions with the Environmental Protection Agency (“EPA”) regarding the EPA’s contention that it has causes of action against a subsidiary of the Company under the Clean Water Act related to discharges of sediment from two sand and gravel quarries in eastern Alabama into nearby waterways. The parties are negotiating a resolution of these issues with the EPA. While discussions are ongoing, resolution of these alleged violations may result in the payment of a civil penalty in excess of $300,000, as well as a requirement that the Company remediate the conditions on the property giving rise to the sediment discharge and implement measures to prevent or minimize the impact of future discharges, the full cost of which cannot be estimated with reasonable certainty until a remediation plan is approved by the EPA.

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
On March 4, 2025, the Company issued a total of 48,000 restricted shares of Class B common stock under the Restricted Stock Plan to certain directors of the Company as compensation for their service on the Board of Directors. The restricted shares of Class B common stock were not registered under the Securities Act and were issued in reliance upon the exemption provided in Section 4(a)(2) of the Securities Act and/or Regulation D promulgated thereunder.

Issuer Purchases of Equity Securities
During the quarter ended March 31, 2025, the Company repurchased shares of its Class A common stock as follows (unaudited):

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet be Purchased under the Plans or Programs (1)
January 1, 2025 - January 31, 2025	—	$—	—	$30,021,791
February 1, 2025 - February 28, 2025	37,864	$73.61	37,864	$27,234,502
March 1, 2025 - March 31, 2025	74,113	$70.98	74,113	$21,973,935
Total	111,977	$71.87	111,977	—

(1) On April 12, 2024, the Company announced that the Board of Directors authorized the Company to purchase up to $40.0 million of our Class A common stock in open market purchases, privately negotiated transactions or by other means. The stock repurchase plan expires September 30, 2025. The specific timing and amount of any future purchases will vary based on market conditions, securities law limitations and other factors.

Item 3. Defaults Upon Senior Securities.
None.

Item 4. Mine Safety Disclosures.
The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K (17 C.F.R. Part 229.104) is included in Exhibit 95.1 to this Quarterly Report on Form 10-Q.

Item 5. Other Information.
During the quarter ended March 31, 2025, no director or officer (as defined in Rule 16a-1(f) of the Exchange Act) of the Company adopted, modified, or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (in each case, as defined in Item 408(a) of Regulation S-K).

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

3.2	Amended and Restated By-Laws of Construction Partners, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 001-38479) filed on November 9, 2022)
4.1	Form of Class A Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-224174) filed on April 23, 2018)
10.1*	First Amendment to the Construction Partners, Inc. 2024 Restricted Stock Plan
10.2*	Third Amendment to the Construction Partners, Inc. 2018 Equity Incentive Plan
31.1*	Certification of President and Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
31.2*	Certification of Executive Vice President and Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
32.1**	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2**	Certification of Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350
95.1*	Mine Safety Disclosures
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*	Filed herewith.
**	Furnished herewith.
#	Schedules and exhibits to this agreement have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company agrees to furnish to the Securities and Exchange Commission a copy of any omitted schedule or exhibit upon request.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 9th day of May, 2025.

CONSTRUCTION PARTNERS, INC.

By:	/s/ Fred J. Smith, III
Fred J. Smith, III
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name and Signature	Title	Date

/s/ Fred J. Smith, III	President and Chief Executive Officer	May 9, 2025
Fred J. Smith, III	(Principal Executive Officer and duly authorized officer)

/s/ Gregory A. Hoffman	Senior Vice President and Chief Financial Officer	May 9, 2025
Gregory A. Hoffman	(Principal Financial Officer, Principal Accounting Officer and duly authorized officer)