Form 10-Q
period 2025-06-30
Construction Partners, Inc.
filed 2025-08-07
CIK 1718227

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒
As of August 5, 2025, the registrant had 47,551,943 shares of Class A common stock, $0.001 par value, and 8,538,165 shares of Class B common stock, $0.001 par value, outstanding.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CONSTRUCTION PARTNERS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	June 30,	September 30,
	2025	2024
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$114,336	$74,686
Restricted cash	1,969	1,998
Contracts receivable including retainage, net	464,529	350,811
Costs and estimated earnings in excess of billings on uncompleted contracts	54,564	25,966
Inventories	148,541	106,704
Prepaid expenses and other current assets	25,504	24,841
Total current assets	809,443	585,006
Property, plant and equipment, net	1,147,613	629,924
Operating lease right-of-use assets	70,323	38,932
Goodwill	775,756	231,656
Intangible assets, net	81,864	20,549
Investment in joint venture	72	84
Restricted investments	21,954	18,020
Other assets	18,816	17,964
Total assets	$2,925,841	$1,542,135
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$244,123	$182,572
Billings in excess of costs and estimated earnings on uncompleted contracts	124,152	120,065
Current portion of operating lease liabilities	17,548	9,065
Current maturities of long-term debt	38,500	26,563
Accrued expenses and other current liabilities	127,875	42,189
Total current liabilities	552,198	380,454
Long-term liabilities:
Long-term debt, net of current maturities and deferred debt issuance costs	1,392,639	486,961
Operating lease liabilities, net of current portion	53,225	30,661
Deferred income taxes, net	52,989	53,852
Other long-term liabilities	21,462	16,467
Total long-term liabilities	1,520,315	587,941
Total liabilities	2,072,513	968,395
Stockholders’ equity:
Preferred stock, par value $0.001; 10,000,000 shares authorized and no shares issued and outstanding at June 30, 2025 and September 30, 2024	—	—
Class A common stock, par value $0.001; 400,000,000 shares authorized, 47,963,617 shares issued and 47,433,440 shares outstanding at June 30, 2025 and 44,062,830 shares issued and 43,819,102 shares outstanding at September 30, 2024	47	44
Class B common stock, par value $0.001; 100,000,000 shares authorized, 11,463,770 shares issued and 8,538,165 shares outstanding at June 30, 2025 and 11,784,650 shares issued and 8,861,698 shares outstanding at September 30, 2024	12	12
Additional paid-in capital	535,259	278,065
Treasury stock, Class A common stock, par value $0.001, at cost, 530,177 shares at June 30, 2025 and 243,728 shares at September 30, 2024	(31,850)	(11,490)
Treasury stock, Class B common stock, par value $0.001, at cost, 2,925,605 shares at June 30, 2025 and 2,922,952 shares at September 30, 2024	(16,046)	(15,603)
Accumulated other comprehensive income, net	5,485	7,502
Retained earnings	360,421	315,210
Total stockholders’ equity	853,328	573,740
Total liabilities and stockholders’ equity	$2,925,841	$1,542,135

See notes to consolidated financial statements (unaudited).

CONSTRUCTION PARTNERS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited in thousands, except share and per share data)

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2025	2024	2025	2024
Revenues	$779,277	$517,794	$1,912,507	$1,285,726
Cost of revenues	647,467	434,302	1,632,776	1,111,553
Gross profit	131,810	83,492	279,731	174,173
General and administrative expenses	(51,026)	(37,987)	(141,954)	(109,422)
Acquisition-related expenses	(1,816)	(941)	(22,174)	(2,239)
Gain on sale of property, plant and equipment, net	3,975	1,093	8,437	2,960
Operating income	82,943	45,657	124,040	65,472
Interest expense, net	(25,239)	(4,673)	(64,961)	(12,987)
Other income	246	32	508	50
Income before provision for income taxes and earnings from investment in joint venture	57,950	41,016	59,587	52,535
Provision for income taxes	13,903	10,108	14,364	12,905
Loss from investment in joint venture	—	—	(12)	(3)
Net income	44,047	30,908	45,211	39,627
Other comprehensive income (loss), net of tax
Unrealized (loss) on interest rate swap contract, net	(1,996)	(540)	(2,017)	(5,167)
Unrealized gain (loss) on restricted investments, net	102	(34)	—	279
Other comprehensive (loss)	(1,894)	(574)	(2,017)	(4,888)
Comprehensive income	$42,153	$30,334	$43,194	$34,739

Net income per share attributable to common stockholders:
Basic	$0.80	$0.60	$0.82	$0.76
Diluted	$0.79	$0.59	$0.82	$0.75

Weighted average number of common shares outstanding:
Basic	55,164,260	51,913,124	54,853,715	51,914,508
Diluted	55,654,653	52,654,882	55,302,958	52,572,429

See notes to consolidated financial statements (unaudited).

CONSTRUCTION PARTNERS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(unaudited in thousands, except share data)

	For the Nine Months Ended June 30, 2025
	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Treasury Stock Class A Common Stock	Treasury Stock Class B Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss), net	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
September 30, 2024	44,062,830	$44	11,784,650	$12	$278,065	$(11,490)	$(15,603)	$315,210	$7,502	$573,740
Net loss	—	—	—	—	—	—	—	(3,051)	—	(3,051)
Share-based compensation expense	—	—	—	—	13,674	—	—	—	—	13,674
Issuance of stock awards	333,705	—	61,000	—	—	—	—	—	—	—
Issuance of common stock	3,000,000	3	—	—	236,247	—	—	—	—	236,250
Purchase of treasury stock	—	—	—	—	—	(11,638)	(443)	—	—	(12,081)
Other comprehensive income	—	—	—	—	—	—	—	—	2,536	2,536
Conversion of Class B common stock to Class A common stock	154,242	—	(154,242)	—	—	—	—	—	—	—
December 31, 2024	47,550,777	$47	11,691,408	$12	$527,986	$(23,128)	$(16,046)	$312,159	$10,038	$811,068
Net income	—	—	—	—	—	—	—	4,215	—	4,215
Share-based compensation expense	—	—	—	—	3,293	—	—	—	—	3,293
Issuance of stock awards	77,202	—	48,000	—	—	—		—	—	—
Purchase of treasury stock	—	—	—	—	—	(8,048)	—	—	—	(8,048)
Other comprehensive (loss)	—	—	—	—	—	—	—	—	(2,659)	(2,659)
March 31, 2025	47,627,979	$47	11,739,408	$12	$531,279	$(31,176)	$(16,046)	$316,374	$7,379	$807,869
Net income	—	—	—	—	—	—	—	44,047	—	44,047
Share-based compensation expense	—	—	—	—	3,980	—	—	—	—	3,980
Issuance of stock awards	60,000	—	—	—	—	—	—	—	—	—
Purchase of treasury stock	—	—	—	—	—	(674)	—	—	—	(674)
Other comprehensive (loss)	—	—	—	—	—	—	—	—	(1,894)	(1,894)
Conversion of Class B common stock to Class A common stock	275,638	—	(275,638)	—	—	—	—	—	—	—
June 30, 2025	47,963,617	$47	11,463,770	$12	$535,259	$(31,850)	$(16,046)	$360,421	$5,485	$853,328

	For the Nine Months Ended June 30, 2024
	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Treasury Stock Class A Common Stock	Treasury Stock Class B Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss), net	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
September 30, 2023	43,760,546	$44	11,921,463	$12	$267,330	$(178)	$(15,603)	$246,275	$18,694	$516,574
Net income	—	—	—	—	—	—	—	9,843	—	9,843
Share-based compensation expense	—	—	—	—	2,783	—	—	—	—	2,783
Issuance of stock awards	135,471	—	—	—	—	—	—	—	—	—
Purchase of treasury stock	—	—	—	—	—	(1,336)	—	—	—	(1,336)
Other comprehensive (loss)	—	—	—	—	—	—	—	—	(6,705)	(6,705)
December 31, 2023	43,896,017	$44	11,921,463	$12	$270,113	$(1,514)	$(15,603)	$256,118	$11,989	$521,159
Net loss	—	—	—	—	—	—	—	(1,124)	—	(1,124)
Share-based compensation expense	—	—	—	—	2,556	—	—	—	—	2,556
Other comprehensive income	—	—	—	—	—	—	—	—	2,392	2,392
March 31, 2024	43,896,017	$44	11,921,463	$12	$272,669	$(1,514)	$(15,603)	$254,994	$14,381	$524,983
Net income	—	—	—	—	—	—	—	30,908	—	30,908
Issuance of stock awards	30,000	—	—	—	—	—	—	—	—	—
Share-based compensation expense	—	—	—	—	2,893	—	—	—	—	2,893
Purchase of treasury stock	—	—	—	—	—	(5,269)	—	—	—	(5,269)
Other comprehensive (loss)	—	—	—	—	—	—	—	—	(574)	(574)
June 30, 2024	43,926,017	$44	11,921,463	$12	$275,562	$(6,783)	$(15,603)	$285,902	$13,807	$552,941

See notes to consolidated financial statements (unaudited).

CONSTRUCTION PARTNERS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited in thousands)

	For the Nine Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net income	$45,211	$39,627
Adjustments to reconcile net income to net cash, cash equivalents and restricted cash provided by operating activities:
Depreciation, depletion, accretion and amortization	107,741	67,468
Amortization of deferred debt issuance costs	3,379	223
Unrealized loss on derivative instruments	—	184
Provision for bad debt	260	370
Gain on sale of property, plant and equipment	(8,437)	(2,960)
Realized loss on sales, calls and maturities of restricted investments	81	53
Share-based compensation expense	26,863	10,206
Loss from investment in joint venture	12	3
Deferred income tax benefit	(300)	(194)
Other non-cash adjustments	(665)	(179)
Changes in operating assets and liabilities, net of business acquisitions:
Contracts receivable including retainage, net	6,159	(11,310)
Costs and estimated earnings in excess of billings on uncompleted contracts	(22,577)	(4,273)
Inventories	(4,880)	(16,959)
Prepaid expenses and other current assets	5,422	(1,194)
Other assets	(3,119)	(915)
Accounts payable	15,975	635
Billings in excess of costs and estimated earnings on uncompleted contracts	(9,481)	27,042
Accrued expenses and other current liabilities	18,641	5,370
Other long-term liabilities	(967)	(16)
Net cash provided by operating activities, net of business acquisitions	179,318	113,181
Cash flows from investing activities:
Purchases of property, plant and equipment	(104,886)	(70,410)
Proceeds from sale of property, plant and equipment	11,250	8,047
Proceeds from sales, calls and maturities of restricted investments	8,351	2,860
Business acquisitions, net of cash acquired	(935,663)	(135,219)
Purchase of restricted investments	(12,182)	(4,376)
Net cash used in investing activities	(1,033,130)	(199,098)
Cash flows from financing activities:
Proceeds from revolving credit facility	218,438	149,385
Proceeds from issuance of long-term debt, net of debt issuance costs	833,524	—
Repayments of long-term debt	(137,726)	(47,500)
Purchase of treasury stock	(20,803)	(6,605)
Net cash provided by financing activities	893,433	95,280
Net change in cash, cash equivalents and restricted cash	39,621	9,363
Cash, cash equivalents and restricted cash:
Cash, cash equivalents and restricted cash, beginning of period	76,684	49,080
Cash, cash equivalents and restricted cash, end of period	$116,305	$58,443

Supplemental cash flow information:
Cash paid for interest	$58,151	$15,201
Cash paid for income taxes	$3,576	$4,285
Cash paid for operating lease liabilities	$11,699	$4,306
Non-cash items:
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$17,620	$22,986
Property, plant and equipment financed with accounts payable	$5,693	$2,490
Amounts payable to sellers in business combinations, net	$64,938	$—
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

Note 2 - Significant Accounting Policies
Basis of Presentation
These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation. These interim consolidated statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), which permit reduced disclosure for interim periods. The Company’s Consolidated Balance Sheets as of September 30, 2024 were derived from the Company’s audited financial statements for the fiscal year then ended, but do not include all necessary disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) with respect to annual financial statements. In the opinion of management, these unaudited consolidated financial statements include all recurring adjustments and normal accruals necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the dates and periods presented. These consolidated financial statements and accompanying notes should be read in conjunction with the Company’s audited annual consolidated financial statements and notes thereto included in the 2024 Form 10-K. Results for interim periods are not necessarily indicative of the results to be expected for a full fiscal year or for any future period.
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
Restricted Cash
Construction Partners Risk Management, Inc. (the “Captive”), a captive insurance company and wholly-owned subsidiary of the Company, provides general liability, automobile liability and workers’ compensation insurance coverage to the Company and its subsidiaries. Restricted cash represents cash held in a fiduciary capacity by the Captive for the payment of casualty insurance claims. The Company had restricted cash of $2.0 million at each of June 30, 2025 and September 30, 2024.
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Consolidated Balance Sheets that sum to the total of the same such amounts shown in the Consolidated Statements of Cash Flows (unaudited, in thousands):

	June 30, 2025	September 30, 2024
Cash and cash equivalents	$114,336	$74,686
Restricted cash	1,969	1,998
Total cash, cash equivalents, and restricted cash	$116,305	$76,684

Restricted Investments
The Company’s restricted investments consist of debt securities, which are held in a fiduciary capacity by the Captive for the payment of casualty insurance claims. The Company determines the classification of its securities at the time of purchase and re-evaluates the determination at each balance sheet date. The Company has classified securities held by the Captive as available-for-sale. As a result, these securities are carried at their fair value. Purchases and sales of debt securities are recorded on the trade date. Interest income on debt securities is recorded when earned using an effective yield method. Unrealized gains and losses are reported as components of accumulated other comprehensive income, net. These securities have been classified as non-current assets based on their respective maturity dates and the Company’s intent to reinvest sales proceeds into new restricted investments. The Company had restricted investments of $22.0 million and $18.0 million at June 30, 2025 and September 30, 2024, respectively.
The Company evaluates its available-for-sale debt securities quarterly to determine whether there has been a decline in the fair value below the amortized cost due to credit losses or other factors. This evaluation process entails judgement by the Company, and considers factors including the issuer’s financial condition and near-term prospects, future economic conditions, interest rate changes and changes in the rating of the security. When the Company has determined that it intends to sell, or that it is more likely than not that the Company will be required to sell a security before it recovers its amortized cost basis above fair value, the individual security is written down to fair value, with a corresponding charge to “Other income” within the Consolidated Statements of Comprehensive Income. For available-for-sale debt securities that do not meet the intent impairment criteria but for which the Company has determined that a credit loss exists, the present value of cash flows expected to be collected from the security is compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss allowance is recorded for the credit loss, limited by the amount by which the fair value is less than the amortized cost basis. For the nine months ended June 30, 2025 and 2024, the Company had no intent impairments or credit losses.
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
Concentration of Risks
Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of contracts receivable including retainage. In the normal course of business, the Company provides credit to its customers and does not generally require collateral. The Company monitors concentrations of credit risk associated with these receivables on an ongoing basis. The Company has not historically experienced significant credit losses, due primarily to management’s assessment of customers’ credit ratings. The Company principally deals with recurring customers, state and local governments and well-known local companies whose reputations are known to management. The Company performs credit checks for significant new customers and generally requires progress payments for significant projects. The Company generally has the ability to file liens against the property if payments are not made on a timely basis. No single customer accounted for more than 10% of the Company’s contracts receivable including retainage, net balance at June 30, 2025 or September 30, 2024.
Projects performed for various departments of transportation accounted for 46.1% and 42.3% of consolidated revenues for the three months ended June 30, 2025 and 2024, respectively, and for 40.8% and 39.7% of consolidated revenues for the nine months ended June 30, 2025 and 2024, respectively. Customers that accounted for more than 10% of consolidated revenues during the three and nine months ended June 30, 2025 and 2024 are presented below:

	% of Consolidated Revenues
	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2025	2024	2025	2024
North Carolina Department of Transportation	*	12.5%	*	10.3%
Florida Department of Transportation	*	13.4%	*	13.9%
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

	% of Consolidated Revenues
	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2025	2024	2025	2024
Private	35.1%	35.6%	39.0%	39.2%
Public	64.9%	64.4%	61.0%	60.8%
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
The Company’s financial instruments include cash and cash equivalents, restricted cash, contracts receivable including retainage, accounts payable and accrued expenses reflected as current assets and current liabilities on its Consolidated Balance Sheets at June 30, 2025 and September 30, 2024. Due to the short-term nature of these instruments, management considers their carrying value to approximate their fair value.

The Company also has debt securities reflected as restricted investments on its Consolidated Balance Sheets at June 30, 2025 and September 30, 2024. These investments are adjusted to fair value at each balance sheet date and are considered Level 2 fair value measurements.
The Company also has term loans and a Revolving Credit Facility, as defined and further described in Note 8 - Debt. The carrying value of amounts outstanding under these credit facilities is reflected as long-term debt, net of current maturities and deferred debt issuance cost and current maturities of long-term debt on the Company’s Consolidated Balance Sheets at June 30, 2025 and September 30, 2024. Due to the variable rate or short-term nature of these instruments, management considers their carrying value to approximate their fair value.
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

Note 4 - Business Acquisitions
Texas Acquisition - Provisional
On November 1, 2024, the Company acquired all of the outstanding membership units of Asphalt Inc., LLC (doing business as Lone Star Paving) (“Lone Star Paving” and such acquisition, the “Lone Star Acquisition”), a vertically integrated asphalt manufacturing and paving company headquartered in Austin, Texas, with 10 HMA plants, four aggregate facilities, and one liquid asphalt terminal supporting its operations. The aggregate consideration delivered at the closing of the Lone Star Acquisition consisted of (i) $659.0 million in cash (as adjusted pursuant to the purchase agreement) and (ii) 3,000,000 shares of Class A common stock having an aggregate fair market value of approximately $236.3 million at closing. In addition, the Company agreed to (i) pay cash to the selling unit holders in an amount equal to the working capital remaining in Lone Star Paving at closing, as finally determined (subject to adjustments and offsets to satisfy certain indemnification obligations and any purchase price overpayments), to be paid out in quarterly installments over four quarters following the closing and (ii) purchase from the selling unit holders for $30.0 million in cash an entity that owns certain real property following receipt of specified operational entitlements, which had not been received as of June 30, 2025. The total amount of consideration for the Lone Star Acquisition remains subject to post-closing adjustments with respect to settlement of working capital and other matters. At June 30, 2025, $66.8 million was reflected on the Company’s Consolidated Balance Sheets within accrued expenses and other current liabilities, representing the estimated working capital payable.

Oklahoma Acquisition - Provisional
On January 2, 2025, the Company acquired all the outstanding capital stock of Overland Corporation (“Overland”), an asphalt manufacturing and paving company headquartered in Ardmore, Oklahoma, for $121.1 million, which was paid from available cash on hand and a draw from the Revolving Credit Facility. The transaction established the Company’s first platform company in Oklahoma and added eight HMA plants across southern and western Oklahoma. Overland also provides paving services in northern Texas.
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
Tennessee Acquisition - Provisional
On May 1, 2025, the Company acquired all the outstanding capital stock of PRI of East Tennessee, Inc., an asphalt manufacturing and construction business headquartered in Knoxville, Tennessee, and Pavement Restorations, Inc., a pavement preservation business headquartered in Milan, Tennessee (collectively, “PRI”) for $96.1 million, which was paid from available cash on hand and a draw from the Revolving Credit Facility. The transaction established the Company’s first platform company in Tennessee, with operations including an HMA plant and related crews and equipment serving northeastern Tennessee and a specialized pavement preservation and sitework business serving multiple southeastern states.
Combined Acquisitions During the Nine Months Ended June 30, 2025
The foregoing acquisitions were accounted for as business combinations in accordance with ASC Topic 805, Business Combinations ("Topic 805"). As of June 30, 2025, the purchase price allocations had not yet been finalized due to the recent timing of these acquisitions, as certain information was pending on such date to finalize estimates of fair value of certain assets acquired and liabilities assumed. The Company consulted with independent third parties to assist in the valuation process. The Company expects to finalize the estimate of fair values as soon as practicable and no later than one year from each respective acquisition date.
Identifiable assets acquired and liabilities assumed were recorded at their estimated fair values based on the methodology described under “Fair Value Measurements” in Note 2 - Significant Accounting Policies. The aggregate amount of the purchase price exceeding the net fair value of identifiable assets acquired and liabilities assumed was recorded as provisional goodwill in the amount of approximately $542.4 million, which is deductible for income tax purposes. Goodwill primarily represents the assembled work force and synergies expected to result from the acquisitions, which may change as estimates are finalized.

The following table summarizes the consideration for the acquisitions and the provisional amounts of identified assets acquired and liabilities assumed as of June 30, 2025 (unaudited, in thousands):

	Lone Star Paving	Overland	Mobile Asphalt Company, LLC	PRI	Total
Cash and cash equivalents	$15,168	$2,426	$—	$1,634	$19,228
Contracts receivable including retainage	96,740	5,658	6,071	12,244	120,713
Cost and estimated earnings in excess of billings on uncompleted contracts	3,972	501	74	1,473	6,020
Inventories	26,604	6,414	2,975	964	36,957
Prepaid expenses and other current assets	493	1,757	538	250	3,038
Property, plant and equipment	408,190	34,791	29,219	49,921	522,121
Operating lease right-of-use assets	2,006	33	2,924	176	5,139
Intangible assets	53,800	7,900	—	3,200	64,900
Total assets	606,973	59,480	41,801	69,862	778,116

Accounts payable	36,810	5,287	2,586	2,427	47,110
Billings in excess of costs and estimated earnings on uncompleted contracts	10,293	2,089	168	1,018	13,568
Accrued expenses and other current liabilities	4,573	1,597	—	1,566	7,736
Operating lease liabilities	1,949	33	2,924	—	4,906
Total liabilities	53,625	9,006	5,678	5,011	73,320

Goodwill	423,859	68,422	18,535	31,549	542,365

Total cash consideration transferred	674,201	121,057	54,658	96,057	945,973
Fair value of Class A common stock transferred	236,250	—	—	—	236,250
Total consideration payable (receivable)	66,756	(2,161)	—	343	64,938
Total purchase price	$977,207	$118,896	$54,658	$96,400	$1,247,161

The Consolidated Statements of Comprehensive Income include $193.9 million of revenue and $11.0 million of net income attributable to the operations of these acquisitions for the three months ended June 30, 2025 and $385.0 million of revenue and $3.4 million of net income attributable to the operations of these acquisitions for the nine months ended June 30, 2025. The Company recorded certain costs related to the acquisitions as they were incurred, which are reflected in acquisition-related expenses on the Company’s Consolidated Statements of Comprehensive Income in the amount of $1.3 million for the three months ended June 30, 2025 and $21.0 million for the nine months ended June 30, 2025.
The following tables present pro forma revenues and net income as though the acquisitions had occurred on October 1, 2023 (unaudited, in thousands):

	For the Three Months Ended June 30,
	2025	2024
Pro forma revenues	$785,665	$764,679
Pro forma net income	$45,101	$48,745

	For the Nine Months Ended June 30,
	2025	2024
Pro forma revenues	$2,061,082	$1,942,147
Pro forma net income	$70,196	$59,291

Pro forma financial information is presented as if the operations of the acquisitions had been included in the consolidated results of the Company since October 1, 2023 and gives effect to transactions that are directly attributable to the acquisitions, including adjustments to:
(a)include the pro forma results of operations of the acquisitions for the three and nine months ended June 30, 2025 and 2024;

(b)include additional depreciation, depletion and amortization expense related to the fair value of acquired property, plant and equipment and reserves at aggregates facilities and intangibles, as applicable, as if such assets were acquired on October 1, 2023 and consistently applied to the Company’s depreciation, depletion and amortization methodologies;

(c)include interest expense under the Term Loan B (as defined below) and Revolving Credit Facility as if the funds borrowed to finance the purchase prices were borrowed on October 1, 2023 (interest expense calculations further assume that no principal payments were made during the period from October 1, 2023 through June 30, 2025, and that the interest rate in effect on the date the Company completed the acquisitions was in effect for the period from October 1, 2023 through June 30, 2025); and

(d)exclude $21.0 million of acquisition-related expenses from the nine months ended June 30, 2025, as though such expenses were incurred prior to the pro forma acquisition date of October 1, 2023.

Pro forma information is presented for informational purposes and may not be indicative of revenue or net income that would have been achieved if these acquisitions had occurred on October 1, 2023.
Provisional Accounting
During the nine months ended June 30, 2025, there were no material measurement period adjustments to provisional acquisitions as reported in the 2024 Form 10-K.
Note 5 - Contracts Receivable Including Retainage, Net
Contracts receivable including retainage, net consisted of the following at June 30, 2025 and September 30, 2024 (in thousands):

	June 30, 2025	September 30, 2024
	(unaudited)
Contracts receivable	$404,325	$299,156
Retainage receivable	62,414	52,728
	466,739	351,884
Allowance for credit losses	(2,210)	(1,073)
Contracts receivable including retainage, net	$464,529	$350,811

Retainage receivables are amounts earned by the Company but held by customers until contracts are near completion or fully completed.

Note 6 - Contract Assets and Liabilities
Costs and estimated earnings compared to billings on uncompleted contracts at June 30, 2025 and September 30, 2024 consisted of the following (in thousands):

	June 30, 2025	September 30, 2024
	(unaudited)
Costs on uncompleted contracts	$3,405,243	$2,224,511
Estimated earnings to date on uncompleted contracts	412,813	271,719
	3,818,056	2,496,230
Billings to date on uncompleted contracts	(3,887,644)	(2,590,329)
Net billings in excess of costs and estimated earnings on uncompleted contracts	$(69,588)	$(94,099)

Significant changes to balances of costs and estimated earnings in excess of billings (contract asset) and billings in excess of costs and estimated earnings (contract liability) on uncompleted contracts from September 30, 2023 to June 30, 2024 and September 30, 2024 to June 30, 2025 are presented below (in thousands):

	Costs and Estimated Earnings in Excess of Billings on Uncompleted Contracts	Billings in Excess of Costs and Estimated Earnings on Uncompleted Contracts	Net Billings in Excess of Costs and Estimated Earnings on Uncompleted Contracts
September 30, 2023	$27,296	$(78,905)	$(51,609)
Changes in revenue billed, contract price or cost estimates	5,254	(34,290)	(29,036)
June 30, 2024 (unaudited)	$32,550	$(113,195)	$(80,645)

September 30, 2024	$25,966	$(120,065)	$(94,099)
Changes in revenue billed, contract price or cost estimates	28,598	(4,087)	24,511
June 30, 2025 (unaudited)	$54,564	$(124,152)	$(69,588)

At June 30, 2025, the Company had unsatisfied or partially unsatisfied performance obligations under construction project contracts representing approximately $2.2 billion in aggregate transaction price. The Company expects to earn revenue as it satisfies its performance obligations under such contracts in the amount of approximately $0.7 billion during the remainder of the fiscal year ending September 30, 2025 and $1.5 billion thereafter.

Note 7 - Property, Plant and Equipment
Property, plant and equipment at June 30, 2025 and September 30, 2024 consisted of the following (in thousands):

	June 30, 2025	September 30, 2024
	(unaudited)
Construction equipment	$755,626	$570,044
Plants	394,522	255,214
Mineral reserves	221,095	69,334
Land and improvements	188,149	94,182
Buildings	53,984	39,838
Furniture and fixtures	9,314	8,616
Leasehold improvements	1,431	1,268
Total property, plant and equipment, gross	1,624,121	1,038,496
Accumulated depreciation, depletion and amortization	(502,329)	(426,842)
Construction in progress	25,821	18,270
Total property, plant and equipment, net	$1,147,613	$629,924

Depreciation, depletion and amortization expense related to property, plant and equipment was $38.2 million and $23.5 million for the three months ended June 30, 2025 and 2024, respectively, and $104.7 million and $67.6 million for the nine months ended June 30, 2025 and 2024, respectively.

Note 8 - Debt
The Company maintains credit facilities to finance acquisitions, to fund the purchase of real estate, construction equipment, plants and other fixed assets, and for general working capital purposes. Debt at June 30, 2025 and September 30, 2024 consisted of the following (in thousands):

	June 30, 2025	September 30, 2024
	(unaudited)
Long-term debt:
Term Loan A	$600,000	$392,188
Term Loan B	845,750	—
Revolving Credit Facility	—	122,850
Total long-term debt	1,445,750	515,038
Deferred debt issuance costs, net	(14,611)	(1,514)
Current maturities of long-term debt	(38,500)	(26,563)
Long-term debt, net of current maturities and deferred debt issuance costs	$1,392,639	$486,961

Term Loan A / Revolver Credit Agreement
The Company and each of its subsidiaries are parties to a Third Amended and Restated Credit Agreement, dated June 30, 2022, with PNC Bank, National Association, as administrative agent and lender, PNC Capital Markets LLC, as joint lead arranger and sole bookrunner, Regions Bank and BofA Securities, Inc., each as a joint arranger, and certain other lenders (as amended, restated, supplemented or otherwise modified, the “Term Loan A / Revolver Credit Agreement”). The Term Loan A / Revolver Credit Agreement provides for a term loan in the principal amount of $600.0 million (the “Term Loan A”) and a revolving credit facility in an aggregate principal amount of $500.0 million (the “Revolving Credit Facility”).
All outstanding advances under the Term Loan A and Revolving Credit Facility are due and payable in full on June 28, 2030 (the “Term Loan A Maturity Date”). The Term Loan A amortizes in quarterly installments in an amount (subject, in each case, to adjustments for prior mandatory and voluntary prepayments of principal) equal to: (a) 1.25% of the original principal amount on each of the quarter-end payment dates; and (b) all remaining principal on the Maturity Date. The annual interest rates applicable to advances are calculated, at the Company’s option, by using either a base rate, Term SOFR, or (solely with respect to the Revolving Credit Facility) Daily Simple SOFR, in each case, plus an applicable margin percentage that corresponds to the Company’s consolidated net leverage ratio. Subject to various requirements, the Company generally may (and, under certain circumstances, must), prepay all or a portion of the outstanding balance of the advances, together with accrued interest thereon, prior to their contractual maturity. The obligations of the Company and its subsidiaries under the Term Loan A / Revolver Credit Agreement are secured by a security interest in substantially all of the assets of the Company and each of its subsidiaries that ranks in pari passu with the security interest of the lenders under the Term Loan B (defined below).
At June 30, 2025 and September 30, 2024, there was $600.0 million and $392.2 million, respectively, of principal outstanding under the Term Loan A, $0.0 million and $122.9 million, respectively, of principal outstanding under the Revolving Credit Facility, and availability of $493.5 million and $268.8 million, respectively, under the Revolving Credit Facility, including a reduction for outstanding letters of credit.
The Term Loan A / Revolver Credit Agreement contains customary negative covenants for agreements of this type, including, but not limited to, restrictions on the Company’s ability to make acquisitions, make loans or advances, make capital expenditures and investments, pay dividends, create or incur indebtedness, create liens, wind up or dissolve, consolidate, merge or liquidate, or sell, transfer or dispose of assets. The Term Loan A / Revolver Credit Agreement also requires the Company to satisfy certain financial covenants, including a minimum consolidated interest coverage ratio of 3.00-to-1.00 and a maximum consolidated net leverage ratio determined as follows: (i) for each fiscal quarter ending on or prior to December 31, 2025, 4.50-to-1.00; (ii) for each fiscal quarter ending March 31, 2026 through and including September 30, 2026, 4.25-to-1.00; (iii) for each fiscal quarter ending December 31, 2026 through and including June 30, 2027, 4.00-to-1.00; and (iv) for each fiscal quarter ending September 30, 2027 and thereafter, 3.75-to-1.00, subject to certain adjustments. At June 30, 2025 and September 30, 2024, the Company’s consolidated interest coverage ratio was 6.45-to-1.00 and 11.32-to-1.00, respectively, and the Company’s consolidated net leverage ratio was 3.17-to-1.00 and 1.80-to-1.00, respectively. At both June 30, 2025 and September 30, 2024, the Company was in compliance with all covenants under the Term Loan A / Revolver Credit Agreement.
From time to time, the Company has entered into interest rate swap agreements to hedge against the risk of changes in interest rates. At both June 30, 2025 and September 30, 2024, the aggregate notional value of the interest rate swap agreement was $300.0 million, and the fair value was $9.4 million and $11.6 million, respectively, which is included within other assets on the Company’s Consolidated Balance Sheets.
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

At June 30, 2025 and September 30, 2024, there was $845.8 million and $0.0 million, respectively, of principal outstanding under the Term Loan B.
Bridge Facility
In connection with the Lone Star Acquisition, the Company secured a bridge financing facility (the “Bridge Facility”). No amounts were drawn under the Bridge Facility, which was terminated on November 1, 2024 upon securing permanent debt financing and closing the Lone Star Acquisition. The Company incurred $3.1 million of fees associated with the Bridge Facility during the three months ended December 31, 2024, which is included in interest expense, net on the accompanying Consolidated Statements of Comprehensive Income for the nine months ended June 30, 2025.

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
Conversion of Class B Common Stock to Class A Common Stock
During the nine months ended June 30, 2025, certain stockholders of the Company converted a total of 429,880 shares of Class B common stock into shares of Class A common stock on a one-for-one basis. As of June 30, 2025, there were 47,433,440 shares of Class A common stock and 8,538,165 shares of Class B common stock outstanding.
Issuance of Class A Common Stock
During the nine months ended June 30, 2025, the Company issued 3,000,000 shares of Class A common stock in connection with the Lone Star Acquisition. Additional information about the Lone Star Acquisition is set forth in Note 4 - Business Acquisitions.
Treasury Stock
During the nine months ended June 30, 2025, the Company received a total of 146,761 shares of Class A common stock and 2,653 shares of Class B common stock from employees for reimbursement of income taxes paid by the Company on behalf of these employees related to the vesting of restricted stock awards and 20,318 shares of Class A common stock through forfeitures of unvested restricted stock awards by terminated employees.
During the nine months ended June 30, 2025, pursuant to its stock repurchase plan, the Company repurchased 119,370 shares of Class A common stock for aggregate consideration of approximately $8.7 million through open market transactions.
Restricted Stock Awards
During the nine months ended June 30, 2025, the Company awarded to certain directors, officers, and employees and consultants a total of 333,995 restricted shares of Class A common stock under the Construction Partners, Inc. 2018 Equity Incentive Plan (the “Equity Incentive Plan”) and 48,000 restricted shares of Class B common stock under the Construction Partners, Inc. 2024 Restricted Stock Plan (the “Restricted Stock Plan”). The total includes 240,000 restricted shares of Class A common stock awarded to certain key employees of Lone Star Paving, Overland and PRI.
Performance Stock Units and Market-Based Awards
During the nine months ended June 30, 2025, the Company issued a total of 215,917 shares of Class A common stock in settlement of vested performance stock units (“PSUs”) and market-based awards under the Equity Incentive Plan and 61,000 shares of Class B common stock under the Restricted Stock Plan. The total includes a transaction bonus related to the Lone Star Acquisition of 79,000 shares of Class A common stock and 61,000 shares of Class B common stock awarded to certain officers, directors, key contractors and employees of the Company.
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

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2025	2024	2025	2024
Numerator
Net income attributable to common stockholders	$44,047	$30,908	$45,211	$39,627
Denominator
Weighted average number of common shares outstanding, basic	55,164,260	51,913,124	54,853,715	51,914,508
Net income per common share attributable to common stockholders, basic	$0.80	$0.60	$0.82	$0.76

The following table summarizes the calculation of the weighted-average number of diluted common shares outstanding and the calculation of diluted earnings per share for the periods presented (unaudited in thousands, except share and per share amounts):

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2025	2024	2025	2024
Numerator
Net income attributable to common stockholders	$44,047	$30,908	$45,211	$39,627
Denominator
Weighted average number of basic common shares outstanding, basic	55,164,260	51,913,124	54,853,715	51,914,508
Effect of dilutive securities:
Restricted stock grants	490,393	741,758	449,243	657,921
Weighted average number of diluted common shares outstanding:	55,654,653	52,654,882	55,302,958	52,572,429
Net income per diluted common share attributable to common stockholders	$0.79	$0.59	$0.82	$0.75

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
The Company’s effective income tax rate for the three months ended June 30, 2025 and 2024 was 24.0% and 24.6%, respectively. The Company’s effective tax rate for the nine months ended June 30, 2025 and 2024 was 24.1% and 24.6%, respectively. The changes in the Company’s effective rates are due to differences in state tax rates at its operating subsidiaries.

Note 12 - Related Parties
On December 31, 2017, the Company sold an indirect wholly-owned subsidiary to an immediate family member of an executive officer of the Company (“Purchaser of Subsidiary”) in consideration for a note receivable in the amount of $1.0 million, which approximated the net book value of the disposed entity. At June 30, 2025, $0.1 million and $0.1 million was reflected on the Company’s Consolidated Balance Sheets within other current assets and other assets, respectively, representing the remaining balances on this note receivable. In connection with this transaction, the Company also received a note receivable from the disposed entity (“Disposed Entity”) on December 31, 2017 in the amount of $1.0 million representing certain accounts payable of the Disposed Entity that were paid by the Company. At June 30, 2025, $0.1 million was reflected on the Company’s Consolidated Balance Sheets within other current assets, representing the remaining balance on this note receivable. Remaining principal and interest payments are scheduled to be made in periodic installments through fiscal year 2026.

Prior to its acquisition by the Company, a current subsidiary of the Company advanced funds to an entity owned by an immediate family member of an officer of the Company in connection with a land development project. The obligations of the borrower entity to repay the advances were guaranteed by a separate entity owned by the same family member of the officer. Amounts outstanding under the advances did not bear interest and matured in full in March 2021. In March 2021, the subsidiary of the Company amended and restated the terms of the repayment obligation, as a result of which the officer personally assumed the remaining balance of the obligation. No new amounts were advanced to the officer by the Company or any subsidiary or affiliate thereof in connection with the transaction. Under the amended and restated terms, the officer executed a promissory note in favor of the Company’s subsidiary in the principal amount of $0.8 million. The note bears simple interest at a rate of 4.0% and requires annual minimum payments of $0.1 million, inclusive of principal and accrued interest, with any remaining principal and accrued interest due and payable in full on December 31, 2027. Amounts outstanding under the note are reflected on the Company’s Consolidated Balance Sheets within other current assets and other assets (“Land Development Project”).
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

The following table presents revenues earned and expenses incurred by the Company during the three months ended June 30, 2025 and 2024, and accounts receivable and payable balances at June 30, 2025 and September 30, 2024, related to transactions with the related parties described above (in thousands):

	Revenue Earned (Expense Incurred)								Accounts Receivable (Payable)
	For the Three Months Ended June 30,				For the Nine Months Ended June 30,				June 30,	September 30,
	2025		2024		2025		2024		2025	2024
	(unaudited)		(unaudited)		(unaudited)		(unaudited)		(unaudited)
Purchaser of Subsidiary	$—		$—		$—		$—		$207	$207
Disposed Entity	—		—		—		—		132	132
Land Development Project	—		—		—		—		548	548
Subcontracting Services	(4,466)	(1)	(2,596)	(1)	(7,584)	(1)	(5,214)	(1)	(730)	(239)
Island Pond	(100)	(2)	(100)	(2)	(300)	(2)	(300)	(2)	—	—
SunTx	(453)	(2)	(523)	(2)	(2,291)	(2)	(1,405)	(2)	—	—

(1) Cost is reflected as cost of revenues on the Company’s Consolidated Statements of Comprehensive Income.
(2) Cost of $0.6 million is reflected as general and administrative expenses on the Company’s Consolidated Statements of Comprehensive Income for the three months ended June 30, 2025. Cost of $1.8 million is reflected as general and administrative expenses and $0.8 million is reflected as acquisition-related expenses on the Company’s Consolidated Statements of Comprehensive Income for the nine months ended June 30, 2025.

Note 13 - Share-Based Compensation
The Equity Incentive Plan was initially approved by the Company’s stockholders in 2016, was amended and restated in April 2018, and was further amended in May 2019 and January 2025. In connection with the 2018 amendment and restatement, the Company reserved 2,000,000 shares of Class A common stock for issuance pursuant to awards granted thereunder. In March 2024, the Company’s stockholders approved an increase in such share reserve by an additional 1,000,000 shares. At June 30, 2025, there were 901,350 shares of Class A common stock remaining available for issuance under the Equity Incentive Plan.
The Restricted Stock Plan was approved by the Company’s stockholders and adopted by the Company in March 2024 and was amended in January 2025. At the time of adoption, the Company reserved 2,000,000 shares of Class B common stock for issuance pursuant to awards granted thereunder. At June 30, 2025, there were 1,891,000 shares of Class B common stock remaining available for issuance under the Restricted Stock Plan.
The following table summarizes the components of share-based compensation expense included in general and administrative expenses and acquisition-related expenses in the Consolidated Statements of Comprehensive Income during the three and nine months ended June 30, 2025 and 2024 (unaudited, in thousands):

	For the Three Months Ended June 30,
	2025	2024
Equity classified awards	$3,904	$2,893
Liability classified awards	4,076	1,092
Employee stock purchase plan	584	54
Total share-based compensation expense	$8,564	$4,039

	For the Nine Months Ended June 30,
	2025	2024
Equity classified awards	$20,947	$8,232
Liability classified awards	5,916	1,974
Employee stock purchase plan	1,098	380
Total share-based compensation expense	$27,961	$10,586

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

	For the Nine Months Ended June 30,
	2025		2024
	RSUs	Weighted Average Grant Date Fair Value Per RSU	RSUs	Weighted Average Grant Date Fair Value Per RSU
Unvested shares, beginning balance	509,171	31.59	824,280	28.08
Shares awarded	381,995	78.61	97,811	45.73
Shares vested	(59,295)	47.82	(2,500)	27.72
Shares forfeited	(20,263)	30.50	(2,758)	30.49
Unvested shares, ending balance	811,608	52.58	916,833	30.26

Aggregate grant date fair value of shares awarded	$30,027		$4,493
Compensation expense recorded upon vesting of awards	$8,236		$5,821
Unrecognized compensation expense at fiscal year-end	$27,638		$8,388
Weighted average recognition period remaining, in years	3.96		2.41

The restricted shares granted under the Equity Incentive Plan will vest, as applicable, as follows:

Fiscal Year	Number of Shares
2025	334,363
2026	81,389
2027	66,722
2028	179,134
2029	150,000
Total	811,608

Market-Based Awards - Equity Classified Awards
During the nine months ended June 30, 2025, the Company issued and awarded market-based restricted stock awards representing a target of 79,000 Class A shares and 61,000 Class B shares to certain members of Company management, directors and employees under the Equity Incentive Plan and the Restricted Stock Plan, respectively, as transaction bonuses in connection with the Lone Star Acquisition. The awards were issued upon the execution of the definitive agreement for the Lone Star Acquisition in October 2024 and vested upon the later to occur of (i) the closing of the Lone Star Acquisition and (ii) the achievement of certain market-based criteria. Such awards vested on November 6, 2024. These grants are classified as equity awards. The aggregate grant date fair value of these restricted stock awards was $9.8 million. During the three and nine months ended June 30, 2025, the Company recorded compensation expense in connection with the market-based restricted stock awards in the amount of $0.0 million and $9.8 million, respectively, which is recorded in acquisition-related expenses in the Company’s Consolidated Statements of Comprehensive Income.
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
During the nine months ended June 30, 2025, the Company awarded PSUs representing a target of 73,603 Class A shares and forecasted vesting of 55,202 of Class A shares to certain members of management. These grants are classified as equity awards. The aggregate grant date fair value of these PSU awards was $4.1 million. During the three and nine months ended June 30, 2025, the Company recorded compensation expense in connection with PSUs in the amount of $1.1 million and $2.8 million, respectively, which is reflected as general and administrative expenses in the Company’s Consolidated Statements of Comprehensive Income. At June 30, 2025, the Company forecasted 366,793 shares of Class A common stock underlying PSUs as unvested and approximately $5.8 million of unrecognized compensation expense related to PSU awards, which will be recognized over a remaining weighted-average period of 2.3 years. During the nine months ended June 30, 2025, 136,917 shares of Class A common stock and 61,000 shares of Class B common stock underlying PSUs were vested and issued.
Cash-Settled Restricted Stock Units - Liability Classified Awards
During the nine months ended June 30, 2025, the Company granted 80,614 cash-settled restricted stock units (“RSUs”) to employees of the Company under the Equity Incentive Plan. The Company elects to account for forfeitures as they occur. Compensation expense associated with all liability classified awards for the three and nine months ended June 30, 2025 was $4.1 million and $5.9 million, respectively, which is reflected as general and administrative expenses in the Consolidated Statements of Comprehensive Income. At June 30, 2025 and September 30, 2024, the liability for cash-settled RSUs was $7.7 million and $3.7 million, respectively, and is included in accrued expenses and other current liabilities and other long-term liabilities. At June 30, 2025, there was approximately $9.5 million of unrecognized compensation expense related to these awards, which will be recognized over a remaining weighted-average period of 3.2 years.
The grant date fair value of cash-settled RSU awards is based on the price of the Company’s Class A common stock and the number of RSUs awarded on the date of grant. The awards are settled in cash and are accounted for as liability-type awards. The expense is recognized over the requisite service period, with remeasurement at the end of each reporting period at fair value until settlement. The requisite service period is based on the vesting provisions of the awards, which generally occurs in four equal annual installments beginning on the date of the first fiscal year-end after the grant date.
Employee Stock Purchase Plan
The Construction Partners, Inc. Employee Stock Purchase Plan (the “ESPP”) became effective on May 13, 2021. The ESPP provides eligible employees of the Company an opportunity to purchase shares of the Company’s Class A common stock at a discounted rate using funds withheld through payroll deductions. The maximum number of shares of Class A common stock offered under the ESPP is 1,000,000. The first offering period under the ESPP commenced on July 1, 2023. Since that date, participants have purchased 84,601 shares under the ESPP. Compensation expense associated with the ESPP was $0.6 million and $0.1 million for the three months ended June 30, 2025 and 2024, respectively, and $1.1 million and $0.4 million for the nine months ended June 30, 2025 and 2024, respectively. Compensation expense is included in general and administrative expenses in the Consolidated Statements of Comprehensive Income.

Note 14 - Leases
The Company leases certain facilities, office space, vehicles and equipment. As of June 30, 2025, operating leases under ASC Topic 842, Leases (“Topic 842”) were included in (i) operating lease right-of use assets, (ii) current portion of operating lease liabilities and (iii) operating lease liabilities, net of current portion on the Company’s Consolidated Balance Sheets in the amounts of $70.3 million, $17.5 million and $53.2 million, respectively. As of June 30, 2025, the Company did not have any lease contracts that had not yet commenced but had created significant rights and obligations.

The components of lease expense were as follows (unaudited, in thousands):

	For the Three Months Ended June 30,
	2025	2024
Operating lease cost	$5,052	$2,080
Short-term lease cost	6,972	6,189
Total lease expense	$12,024	$8,269

	For the Nine Months Ended June 30,
	2025	2024
Operating lease cost	$12,091	$4,454
Short-term lease cost	21,004	17,471
Total lease expense	$33,095	$21,925

Short-term leases (those with terms of 12 months or less) are not capitalized but are expensed on a straight-line basis over the lease term. The majority of the Company’s short-term leases relate to equipment used on construction projects. These leases are entered into at periodic rental rates for an unspecified duration and typically have a termination for convenience provision.

As of June 30, 2025, the weighted-average remaining term of the Company’s leases was 4.4 years, and the weighted-average discount rate was 6.01%. As of June 30, 2025, the lease liability was equal to the present value of the remaining lease payments, discounted using the incremental borrowing rate on the Company’s secured debt using a single maturity discount rate, as such rate is not materially different from the discount rate applied to each of the leases in the portfolio.

The following table summarizes the Company’s undiscounted lease liabilities outstanding as of June 30, 2025 (unaudited, in thousands):

Fiscal Year	Amount
Remainder of 2025	$5,579
2026	21,367
2027	20,470
2028	15,808
2029	9,479
2030 and thereafter	8,136
Total future minimum lease payments	$80,839
Less: imputed interest	10,066
Total	$70,773

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

The following table represents the approximate amount of realized and unrealized gains (losses) and changes in fair value recognized in earnings on interest rate swap and commodity derivative contracts for the three and nine months ended June 30, 2025 and 2024 and the fair value of these derivatives as of June 30, 2025 and September 30, 2024 (in thousands):

	For the Three Months Ended June 30,
		2025			2024
	(unaudited)			(unaudited)
	Change in			Change in
Income Statement Classification	Realized Gain (Loss)	Unrealized Gain (Loss)	Total Gain (Loss)	Realized Gain (Loss)	Unrealized Gain (Loss)	Total Gain (Loss)
Cost of revenues - Commodity Swap Contracts	$—	$—	$—	$—	$10	$10
Interest expense, net - Interest Rate Swap Contracts	1,876	—	1,876	2,635	—	2,635
Total	$1,876	$—	$1,876	$2,635	$10	$2,645

	For the Nine Months Ended June 30,
		2025			2024
	(unaudited)			(unaudited)
	Change in			Change in
Income Statement Classification	Realized Gain (Loss)	Unrealized Gain (Loss)	Total Gain (Loss)	Realized Gain (Loss)	Unrealized Gain (Loss)	Total Gain (Loss)
Cost of revenues	$—	$—	$—	$(61)	$(184)	$(245)
Interest expense, net	5,922	—	5,922	7,919	—	7,919
Total	$5,922	$—	$5,922	$7,858	$(184)	$7,674

	June 30, 2025	September 30, 2024
Balance Sheet Classification	(unaudited)
Other assets - interest rate swaps (1)	$9,379	$11,646
Net unrealized gain position	$9,379	$11,646

(1) Includes designated cash flow hedge of $9.4 million and $11.6 million as of June 30, 2025 and September 30, 2024, respectively.

Note 16 - Fair Value Measurements

The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2025 and September 30, 2024 under Topic 820 (in thousands):

	June 30, 2025	September 30, 2024
	(unaudited)
	Level 2	Level 2
Assets:
Interest rate swaps	$9,379	$11,646
U.S. government securities	14,182	8,338
Corporate debt securities	5,355	6,872
Municipal government securities	1,303	1,598
Other debt securities	1,114	1,212
Total assets	$31,333	$29,666

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

Note 17 - Commitments
Letters of Credit

Under the Revolving Credit Facility, the Company had a total capacity of $500.0 million at June 30, 2025 that may be used for a combination of cash borrowings and letter of credit issuances. At June 30, 2025, the Company had aggregate letters of credit outstanding in the amount of $6.5 million, primarily related to certain insurance policies as described in Note 2 - Significant Accounting Policies.

Purchase Commitments

As of June 30, 2025, the Company had unconditional purchase commitments for diesel fuel and natural gas in the normal course of business in the aggregate amount of $2.2 million. Management does not expect any significant changes in the market value of these goods during the commitment period that would have a material adverse effect on the financial condition, results of operations or cash flows of the Company. As of June 30, 2025, the Company’s purchase commitments for the remainder of fiscal 2025 and for fiscal 2026 were as follows (unaudited, in thousands):

Fiscal Year	Amount
Remainder of 2025	$952
2026	1,264
Total	$2,216

Minimum Royalties
The Company has lease agreements associated with aggregates facilities under which the Company makes royalty payments. These agreements are outside the scope of Topic 842. The payments are generally based on tons sold in a particular period; however, certain agreements have minimum annual payments. The Company had commitments in the form of minimum royalties as of June 30, 2025 in the amount of $3.5 million, due as follows (unaudited, in thousands):

Fiscal Year	Amount
Remainder of 2025	$11
2026	396
2027	384
2028	359
2029	347
Thereafter	1,977
Total	$3,474

Royalty expense recorded in cost of revenue was $0.8 million and $0.5 million for the three months ended June 30, 2025 and 2024, respectively, and $2.2 million and $1.3 million for the nine months ended June 30, 2025 and 2024, respectively.

Note 18 - Restricted Investments
The following is a summary of the Company’s debt securities as of June 30, 2025 and September 30, 2024 (in thousands):

	June 30, 2025
	(unaudited)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government securities	$14,192	$75	$85	$14,182
Corporate debt securities	5,282	98	25	5,355
Municipal government securities	1,322	9	28	1,303
Agency backed securities	1,123	12	21	1,114
Total	$21,919	$194	$159	$21,954

	September 30, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S government securities	$8,332	$76	$70	$8,338
Corporate debt securities	6,781	162	71	6,872
Municipal government securities	1,618	16	36	1,598
Other debt securities	1,255	2	45	1,212
Total	$17,986	$256	$222	$18,020

The amortized cost and fair value of debt securities classified as available for sale by contractual maturity, as of June 30, 2025, are as follows (unaudited, in thousands):

	Amortized Cost	Fair Value
Due within one year	$2,798	$2,794
Due after one year through three years	6,176	6,165
Due after three years	12,945	12,995
Total	$21,919	$21,954

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
Amounts in accumulated other comprehensive income (“AOCI”), net of tax, at June 30, 2025 and September 30, 2024, were as follows (in thousands):

AOCI	June 30, 2025 (unaudited)	September 30, 2024

Interest rate swap contract, net of blend and extend arrangement	$7,272	$9,852
Unrealized loss on available-for-sale securities	35	34
Less tax effect of other comprehensive income (loss) items	(1,822)	(2,384)
Total	$5,485	$7,502

Changes in AOCI, net of tax, are as follows (in thousands):

AOCI	Interest Rate Hedge
Balance at September 30, 2024	$7,502
Net OCI changes	(2,017)
Balance at June 30, 2025 (unaudited)	$5,485

AOCI	Interest Rate Hedge
Balance at September 30, 2023	$18,694
Net OCI changes	(4,887)
Balance at June 30, 2024 (unaudited)	$13,807

Amounts reclassified from AOCI to earnings are as follows (unaudited, in thousands):

	For the Three Months Ended June 30,
	2025	2024
Interest expense (benefit)	$(1,876)	$(2,635)
Realized loss on restricted investments	37	4
Benefit from income taxes	446	654
Total reclassifications from AOCI to earnings	$(1,393)	$(1,977)

	For the Nine Months Ended June 30,
	2025	2024
Interest expense (benefit)	$(5,922)	$(7,919)
Realized loss on restricted investments	81	53
Benefit from income taxes	1,414	1,953
Total reclassifications from AOCI to earnings	$(4,427)	$(5,913)

Note 20 - Subsequent Events

Texas Acquisition

On August 1, 2025, the Company acquired all the outstanding capital stock of Durwood Greene Construction Co. and G&S Asphalt, Inc. d/b/a American Materials, Inc. (collectively, "Durwood Greene"), an asphalt manufacturing and construction business headquartered in Stafford, Texas, for $200.0 million, which was paid from available cash on hand and a draw from the Revolving Credit Facility. The transaction expanded the Company’s operations in Texas, adding three HMA plants and related crews and equipment serving the Houston, Texas metropolitan area. As of the date of this report, the total amount of consideration for this transaction remains subject to post-closing adjustments with respect to working capital and other matters.

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
Contract Backlog
At June 30, 2025, our contract backlog was $2.9 billion. Contract backlog is a financial measure that reflects the dollar value of work that the Company expects to perform in the future. We include a construction project in our contract backlog at the time it is awarded and to the extent we believe funding is probable. Our backlog consists of uncompleted work on contracts in progress and contracts for which we have executed a contract but have not commenced the work. For uncompleted work on contracts in progress, we include (i) executed change orders, (ii) pending change orders for which we expect to receive confirmation in the ordinary course of business and (iii) claims that we have made against our customers for which we have determined we have a legal basis under existing contractual arrangements and as to which we consider collection to be probable. Backlog of uncompleted work on contracts under which work was either in progress or had not yet begun was $2.2 billion at June 30, 2025. Our contract backlog also includes low bid/no contract projects, which consist of (i) public bid projects for which we were the low bidder and no contract has been executed and (ii) private work projects for which we have been notified that we are the low bidder or have been given a notice to proceed, but no contract has been executed. Low bid/no contract backlog was $0.7 billion at June 30, 2025.
Recent Developments
Business Acquisitions
On May 1, 2025, we acquired all of the outstanding capital stock of "PRI". The transaction established our first platform company in Tennessee, with operations including an HMA plant and related crews and equipment serving northeastern Tennessee and a specialized pavement preservation and sitework business serving multiple southeastern states. For further discussion regarding this transaction, see Note 4 - Business Acquisitions to the unaudited consolidated financial statements included elsewhere in this report.
On August 1, 2025, we acquired all the outstanding capital stock of Durwood Greene, an asphalt manufacturing and construction business headquartered in Stafford, Texas. The transaction expanded the our operations in Texas, adding three HMA plants and related crews and equipment serving the Houston, Texas metropolitan area. For further discussion regarding this transaction, see Note 20 - Subsequent Events to the unaudited consolidated financial statements included elsewhere in this report.

Amendment to Term Loan A / Revolver Credit Agreement
On June 30, 2025, we entered into an amendment to the Term Loan A/ Revolver Credit Agreement to, among other things, (i) increase the existing Revolving Credit Facility thereunder from $400.0 million to $500.0 million, (ii) increase the existing Term Loan A thereunder from $400.0 million to $600.0 million, (iii) permit us to request one or more incremental term loans or an increase in the commitments under the Revolving Credit Facility on certain terms and conditions specified therein, and (iv) extend the maturity date for all outstanding borrowings under the Term Loan A / Revolver Credit Agreement to June 28, 2030. The amendment also (i) modified certain negative covenants, (ii) replaced the consolidated fixed charge coverage ratio covenant with a consolidated interest coverage ratio covenant, (iii) adjusted the maximum consolidated net leverage ratio permitted thereunder and (iv) removed the 0.10% adjustment to SOFR-based interest rates under the Term Loan A / Revolver Credit Agreement. A portion of the proceeds from the increased Term Loan A / Revolver Credit Agreement were used to pay off the outstanding principal balance under the Revolving Credit Facility. For further discussion regarding the amendment and the terms of the Term Loan A / Revolved Credit Agreement following the amendment, see Note 8 - Debt to the unaudited consolidated financial statements included elsewhere in this report.
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
Interest Expense, Net
Interest expense, net primarily represents interest incurred on our long-term debt, such as the Term Loans and the Revolving Credit Facility, fees associated with debt modifications and amortization of deferred debt issuance costs. These amounts are partially offset by interest income earned on short-term investments of cash balances in excess of our current operating needs.
Other Key Performance Indicators - Adjusted EBITDA, Adjusted EBITDA Margin and Adjusted Net Income
Adjusted EBITDA represents net income before, as applicable from time to time, (i) interest expense, net, (ii) provision (benefit) for income taxes, (iii) depreciation, depletion, accretion and amortization, (iv) share-based compensation expense, (v) loss on the extinguishment of debt and (vi) nonrecurring expenses related to transformative acquisitions, which management considers to include transactions of a size that would require clearance under federal antitrust laws, such as the Lone Star Acquisition. Adjusted EBITDA Margin represents Adjusted EBITDA as a percentage of revenues for each period. Adjusted Net Income represents net income before (i) nonrecurring expenses related to transformative acquisitions, which management considers to include transactions of a size that would require clearance under federal antitrust laws, such as the Lone Star Acquisition, and (ii) nonrecurring fees associated with financing arrangements incurred in connection with transformative acquisitions, such as a bridge loan associated with the Lone Star Acquisition. These metrics are supplemental measures of our operating performance that are neither required by, nor presented in accordance with, GAAP. These measures have limitations as analytical tools and should not be considered in isolation or as an alternative to net income or any other performance measure derived in accordance with GAAP as an indicator of our operating performance. We present Adjusted EBITDA, Adjusted EBITDA Margin and Adjusted Net Income because management uses these measures as key performance indicators, and we believe that securities analysts, investors and others use these measures to evaluate companies in our industry. Our calculation of Adjusted EBITDA, Adjusted EBITDA Margin and Adjusted Net Income may not be comparable to similarly named measures reported by other companies. Potential differences may include differences in capital structures, tax positions and the age and book depreciation of intangible and tangible assets.

The following table presents a reconciliation of net income, the most directly comparable measure calculated in accordance with GAAP, to Adjusted EBITDA and the calculation of Adjusted EBITDA margin for the periods presented (unaudited, in thousands, except percentages):

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2025	2024	2025	2024
Net income	$44,047	$30,908	$45,211	$39,627
Interest expense, net	25,239	4,673	64,961	12,987
Provision for income taxes	13,903	10,108	14,364	12,905
Depreciation, depletion, accretion and amortization	39,294	23,507	107,741	67,468
Share-based compensation expense	8,564	4,039	18,156	10,586
Transformative acquisition expenses	663	—	19,347	—
Adjusted EBITDA	$131,710	$73,235	$269,780	$143,573
Revenues	$779,277	$517,794	$1,912,507	$1,285,726
Adjusted EBITDA Margin	16.9%	14.1%	14.1%	11.2%

The following table presents a reconciliation of net income, the most directly comparable measure calculated in accordance with GAAP, to Adjusted Net Income for the periods presented (in thousands):

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2025	2024	2025	2024
Net income	$44,047	$30,908	$45,211	$39,627
Transformative acquisition expenses	663	—	19,347	—
Financing fees related to transformative acquisition	920	—	3,977	—
Tax impact due to above reconciling items	(382)	—	(5,634)	—
Adjusted Net Income	$45,248	$30,908	$62,901	$39,627

Three Months Ended June 30, 2025 Compared to Three Months Ended June 30, 2024
The following table sets forth selected financial data for the three months ended June 30, 2025 and 2024 (unaudited, in thousands, except percentages):

					Change From the Three Months Ended
	For the Three Months Ended June 30,				June 30, 2024
					to the Three Months Ended
	2025		2024		June 30, 2025
	Dollars	% of Revenues	Dollars	% of Revenues	$ Change	% Change
Revenues	$779,277	100.0%	$517,794	100.0%	$261,483	50.5%
Cost of revenues	647,467	83.1%	434,302	83.9%	213,165	49.1%
Gross profit	131,810	16.9%	83,492	16.1%	48,318	57.9%
General and administrative expenses	(51,026)	(6.6)%	(37,987)	(7.3)%	(13,039)	34.3%
Acquisition-related expenses	(1,816)	(0.2)%	(941)	(0.2)%	(875)	93.0%
Gain on sale of property, plant and equipment	3,975	0.5%	1,093	0.2%	2,882	263.7%
Operating income	82,943	10.6%	45,657	8.8%	37,286	81.7%
Interest expense, net	(25,239)	(3.2)%	(4,673)	(0.9)%	(20,566)	440.1%
Other income	246	—%	32	—%	214	668.8%
Income before provision for income taxes and earnings from investment in joint venture	57,950	7.4%	41,016	7.9%	16,934	41.3%
Provision for income taxes	13,903	1.7%	10,108	2.0%	3,795	37.5%
Net income	$44,047	5.7%	$30,908	5.9%	$13,139	42.5%
Adjusted EBITDA	$131,710	16.9%	$73,235	14.1%	$58,475	79.8%
Adjusted Net Income	$45,248	5.8%	$30,908	6.0%	$14,340	46.4%

Revenues. Revenues for the three months ended June 30, 2025 increased $261.5 million, or 50.5%, to $779.3 million from $517.8 million for the three months ended June 30, 2024. The increase included $235.7 million of revenues attributable to acquisitions completed during or subsequent to the three months ended June 30, 2024 and $25.8 million of revenues in our existing markets from contract work and sales of HMA and aggregates to third parties. The 5.0% increase in revenues in our existing markets was due to strong demand in both public and private work.
Gross Profit. Gross profit for the three months ended June 30, 2025 increased $48.3 million, or 57.9%, to $131.8 million from $83.5 million for the three months ended June 30, 2024. The increase in gross profit was primarily the result of a 50.5% increase in revenues for the three months ended June 30, 2025 compared to the three months ended June 30, 2024 and a higher gross profit margin on such revenues due to efficient utilization of our plants, terminals and equipment fleet and completion of new backlog with more favorable margins.
General and Administrative Expenses. General and administrative expenses for the three months ended June 30, 2025 increased $13.0 million, or 34.3%, to $51.0 million from $38.0 million for the three months ended June 30, 2024. The increase was primarily attributable to general and administrative expenses associated with the operations of businesses acquired during or subsequent to June 30, 2024 and an increase in share-based compensation expense.
Acquisition-Related Expenses. Acquisition-related expenses for the three months ended June 30, 2025 increased $0.9 million to $1.8 million from $0.9 million for the three months ended June 30, 2024.
Gain on Sale of Property, Plant and Equipment. Gain on sale of property, plant and equipment for the three months ended June 30, 2025 increased $2.9 million, or 263.7%, to $4.0 million from $1.1 million for the three months ended June 30, 2024. The increase was primarily the result of higher disposals of equipment and components during the three months ended June 30, 2025.
Interest Expense, Net. Interest expense, net for the three months ended June 30, 2025 increased $20.6 million, or 440.1%, to $25.2 million compared to $4.7 million for the three months ended June 30, 2024. The increase in interest expense, net was primarily related to borrowings under the Term Loan B Credit Agreement that we entered into on November 1, 2024 and fees associated with amendments to, and additional borrowings under, our Term Loan A/ Revolver Credit Agreement.
Provision for Income Taxes. Our effective tax rate decreased to 24.0% for the three months ended June 30, 2025, from 24.6% for the three months ended June 30, 2024. Our lower effective tax rate during the three months ended June 30, 2025 was due to differences in state tax rates at our operating subsidiaries.

Net Income. Net income increased $13.1 million to $44.0 million for the three months ended June 30, 2025, compared to $30.9 million for the three months ended June 30, 2024. The increase in net income was primarily the result of higher gross profit and gain on sale of property, plant and equipment, partially offset by higher general and administrative expenses, interest expense and provision for income taxes, all as described above.

Adjusted EBITDA and Adjusted EBITDA Margin. Adjusted EBITDA and Adjusted EBITDA Margin were $131.7 million and 16.9%, respectively, for the three months ended June 30, 2025, compared to $73.2 million and 14.1%, respectively, for the three months ended June 30, 2024. The increase in Adjusted EBITDA and Adjusted EBITDA Margin resulted from an increase in gross profit and gain on sale of property, plant and equipment, partially offset by higher general and administrative expenses, all as described above. See the description of Adjusted EBITDA and Adjusted EBITDA Margin, as well as a reconciliation of Adjusted EBITDA to net income, under the heading “How We Assess Performance of Our Business”.
Adjusted Net Income. Adjusted Net Income increased $14.3 million to $45.2 million for the three months ended June 30, 2025, compared to $30.9 million for the three months ended June 30, 2024. The increase in Adjusted Net Income was primarily a result of higher gross profit and gain on sale of property, plant and equipment, partially offset by higher general and administrative expenses and interest expense under the Term Loan B, all as described above. See the description of Adjusted Net Income, as well as a reconciliation of Adjusted Net Income to net income, under the heading “How We Assess Performance of Our Business”.

Nine Months Ended June 30, 2025 Compared to Nine Months Ended June 30, 2024
The following table sets forth selected financial data for the nine months ended June 30, 2025 and 2024 (unaudited, in thousands, except percentages):

					Change From the Nine Months Ended
	For the Nine Months Ended June 30,				June 30, 2024
					to the Nine Months Ended
	2025		2024		June 30, 2025
	Dollars	% of Revenues	Dollars	% of Revenues	$ Change	% Change
Revenues	$1,912,507	100.0%	$1,285,726	100.0%	$626,781	48.7%
Cost of revenues	1,632,776	85.4%	1,111,553	86.5%	521,223	46.9%
Gross profit	279,731	14.6%	174,173	13.5%	105,558	60.6%
General and administrative expenses	(141,954)	(7.2)%	(109,422)	(8.2)%	(32,532)	29.7%
Acquisition-related expenses	(22,174)	(1.2)%	(2,239)	(0.4)%	(19,935)	890.4%
Gain on sale of property, plant and equipment	8,437	0.4%	2,960	0.2%	5,477	185.0%
Operating income	124,040	6.5%	65,472	5.1%	58,568	89.5%
Interest expense, net	(64,961)	(3.4)%	(12,987)	(1.0)%	(51,974)	400.2%
Other income	508	—%	50	—%	458	916.0%
Income before provision for income taxes and earnings from investment in joint venture	59,587	3.1%	52,535	4.1%	7,052	13.4%
Provision for income taxes	14,364	0.8%	12,905	1.0%	1,459	11.3%
Loss from investment in joint venture	(12)	0.1%	(3)	—%	(9)	300.0%
Net income	$45,211	2.4%	$39,627	3.1%	$5,584	14.1%
Adjusted EBITDA	$269,780	14.1%	$143,573	11.2%	$126,207	87.9%
Adjusted Net Income	$62,901	3.3%	$39,627	3.1%	$23,274	58.7%

Revenues. Revenues for the nine months ended June 30, 2025 increased $0.6 billion, or 48.7%, to $1.9 billion from $1.3 billion for the nine months ended June 30, 2024. The increase included $529.6 million of revenues attributable to acquisitions completed during or subsequent to the nine months ended June 30, 2024 and $97.2 million of revenues attributable to our existing markets from contract work and sales of HMA and aggregates to third parties. The 7.6% increase in revenues in our existing markets was due to strong demand in both public and private work.
Gross Profit. Gross profit for the nine months ended June 30, 2025 increased $105.6 million, or 60.6%, to $279.7 million from $174.2 million for the nine months ended June 30, 2024. The increase in gross profit was primarily the result of a 48.7% increase in revenues for the nine months ended June 30, 2025 compared to the nine months ended June 30, 2024 and a higher gross profit margin on such revenues due to efficient utilization of our plants, terminals and equipment fleet and completion of new backlog with more favorable margins.
General and Administrative Expenses. General and administrative expenses for the nine months ended June 30, 2025 increased $32.5 million, or 29.7%, to $141.9 million from $109.4 million for the nine months ended June 30, 2024. The increase was primarily attributable to general and administrative expenses associated with the operations of businesses acquired during or subsequent to June 30, 2024 and an increase in share-based compensation expense.
Acquisition-Related Expenses. Acquisition-related expenses for the nine months ended June 30, 2025 increased $20.0 million to $22.2 million from $2.2 million for the nine months ended June 30, 2024. The increase was primarily due to the $19.0 million of acquisition-related expenses attributable to the Lone Star Acquisition.
Gain on Sale of Property, Plant and Equipment. Gain on sale of property, plant and equipment for the nine months ended June 30, 2025 increased $5.4 million, or 185.0%, to $8.4 million from $3.0 million for the nine months ended June 30, 2024. The increase was primarily the result of higher disposals of equipment and components during the nine months ended June 30, 2025.

Interest Expense, Net. Interest expense, net for the nine months ended June 30, 2025 increased $52.0 million, or 400.2%, to $65.0 million compared to $13.0 million for the nine months ended June 30, 2024. The increase in interest expenses, net was primarily related to borrowings under the Term Loan B Credit Agreement that we entered into on November 1, 2024, and fees associated with amendments to, and additional borrowings under, our Term Loan A / Revolver Credit Agreement.
Provision for Income Taxes. Our effective tax rate decreased to 24.1% for the nine months ended June 30, 2025, from 24.6% for the nine months ended June 30, 2024. Our lower effective tax rate during the nine months ended June 30, 2025 was due to differences in state tax rates at our operating subsidiaries.

Net Income. Net income increased $5.6 million to $45.2 million for the nine months ended June 30, 2025, compared to $39.6 million for the nine months ended June 30, 2024. The increase in net income was primarily a result of higher gross profit and gain on sale of property, plant and equipment, partially offset by an increase in general and administrative expenses, acquisition-related expenses, interest expense and provision for income taxes, all as described above.
Adjusted EBITDA and Adjusted EBITDA Margin. Adjusted EBITDA and Adjusted EBITDA Margin were $269.8 million and 14.1%, respectively, for the nine months ended June 30, 2025, compared to $143.6 million and 11.2%, respectively, for the nine months ended June 30, 2024. The increase in Adjusted EBITDA and Adjusted EBITDA Margin resulted from an increase in gross profit and gain on sale of property, plant and equipment, partially offset by higher general and administrative expenses, all as described above. See the description of Adjusted EBITDA and Adjusted EBITDA Margin, as well as a reconciliation of Adjusted EBITDA to net income, under the heading “How We Assess Performance of Our Business”.
Adjusted Net Income. Adjusted Net Income increased $23.3 million to $62.9 million for the nine months ended June 30, 2025, compared to Adjusted Net Income of $39.6 million for the nine months ended June 30, 2024. The increase in Adjusted Net Income was primarily a result of higher gross profit and gain on sale of property, plant and equipment, partially offset by higher general and administrative expenses and interest expense due to the Term Loan B, all as described above. See the description of Adjusted Net Income, as well as a reconciliation of adjusted net income to net income, under the heading “How We Assess Performance of Our Business”.

Liquidity and Capital Resources
Cash Flows Analysis
The following table sets forth our cash flows for the periods indicated (unaudited, in thousands):

	For the Nine Months Ended June 30,
	2025	2024
Net cash provided by operating activities, net of acquisitions	$179,318	$113,181
Net cash used in investing activities	(1,033,130)	(199,098)
Net cash provided by financing activities	893,433	95,280
Net change in cash and cash equivalents	$39,621	$9,363

Operating Activities
During the nine months ended June 30, 2025, cash provided by operating activities, net of acquisitions, was $179.3 million, primarily as a result of:
•net income of $45.2 million, including $107.7 million of depreciation, depletion, accretion and amortization, $26.9 million of share-based compensation expense and $8.4 million of gain on sale of property, plant and equipment;
•a decrease in contracts receivable including retainage, net of $6.2 million due to normal fluctuations resulting from the timing of processing transactions in our accounts receivable cycle;

•an increase in inventories of $4.9 million due to acquisitions, growth in existing markets, higher inventory costs and normal fluctuations in our inventory cycle;

•an increase in accounts payable and accrued expenses and other current liabilities of $34.6 million due to the timing of processing transactions in our accounts payable cycle; and

•a net decrease in the difference between costs and estimated earnings in excess of billings on uncompleted contracts and billings in excess of costs and estimated earnings on uncompleted contracts of $32.1 million due to the timing of performing and closing projects.

During the nine months ended June 30, 2024, cash provided by operating activities, net of acquisitions, was $113.2 million, primarily as a result of:
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

•an increase in inventories of $17.0 million due to acquisitions, growth in existing markets, higher inventory costs and normal fluctuations in our inventory cycle;

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

Investing Activities
During the nine months ended June 30, 2025, cash used in investing activities was $1.0 billion, of which $935.7 million related to acquisitions completed in the period, $104.9 million was invested in property, plant and equipment and $12.2 million was invested in restricted investments by the Captive, partially offset by $11.3 million of proceeds from the sale of property, plant and equipment and $8.4 million of proceeds from the sale of restricted investments.
During the nine months ended June 30, 2024, cash used in investing activities was $199.1 million, of which $135.2 million related to acquisitions completed in the period, $70.4 million was invested in property, plant and equipment and $4.4 million was invested in restricted investments by the Captive, partially offset by $8.0 million of proceeds from the sale of property, plant and equipment and $2.9 million of proceeds from the sale of restricted investments.
Financing Activities
During the nine months ended June 30, 2025, cash provided by financing activities was $893.4 million. We received $835.0 million of net proceeds from our Term Loan B, which were primarily used for the Lone Star Acquisition completed in the period, and $218.4 million of net proceeds from our Revolving Credit Facility, which were primarily used for other acquisitions completed during the period. This cash flow was partially offset by $137.7 million of principal payments on long-term debt and purchase of treasury stock of $20.8 million.
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
Capital Requirements and Sources of Liquidity

During the nine months ended June 30, 2025 and 2024, our capital expenditures were approximately $104.9 million and $70.4 million, respectively. Our capital expenditures are typically made during the fiscal year in which they are approved. At June 30, 2025, our commitments for capital expenditures were not material to our financial condition or results of operations on a consolidated basis. For fiscal 2025, we expect total capital expenditures to be approximately $130.0 million to $140.0 million. Our capital expenditure budget is an estimate and is subject to change.
Historically, we have required significant amounts of cash in order to make capital expenditures, purchase materials, execute our growth strategy through acquisitions and fund our organic expansion into new markets. Our working capital needs are driven by the seasonality and growth of our business, with our cash requirements increasing in periods of growth. Additional cash requirements resulting from our growth include the costs of additional personnel, production and distribution facilities, enhancements to our information systems, integration costs related to any acquisitions and our compliance with laws and rules applicable to public companies. Furthermore, on April 12, 2024, we announced that our Board of Directors authorized a stock repurchase program under which up to $40 million is available to purchase shares of our outstanding Class A common stock through September 30, 2025. We intend to utilize the stock repurchase program to minimize the dilutive impact of awards granted under our equity incentive plans and to repurchase shares opportunistically. Shares of Class A common stock may be repurchased from time to time in open market transactions at prevailing market prices, in privately negotiated transactions or by other means in accordance with federal securities laws, including Rule 10b5-1 plans. The stock repurchase program does not obligate the Company to repurchase any shares of Class A common stock, and the stock repurchase program may be modified, suspended, extended or terminated at any time by our Board of Directors. The actual timing, number and value of shares of Class A common stock repurchased will be determined by a committee of the Board of Directors at its discretion and will depend on a number of factors, including the market price of the Class A common stock, capital allocation alternatives, general market and economic conditions and other corporate considerations. During the nine months ended June 30, 2025, the Company purchased 119,370 shares of Class A common stock for aggregate consideration of approximately $8.7 million through open market transactions.
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
Contractual Obligations
The following table summarizes our significant obligations outstanding as of June 30, 2025 (unaudited, in thousands):

		Payments Due by Fiscal Year
	Total	2025	2026	2027	2028	2029	2030 and Thereafter
Debt obligations	$1,445,750	$9,625	$38,500	$38,500	$38,500	$38,500	$1,282,125
Purchase agreement obligations due to sellers of Lone Star Paving	69,435	23,145	46,290	—	—	—	—
Lease obligations	80,839	5,579	21,367	20,470	15,808	9,479	8,136
Purchase commitments	2,216	952	1,264	—	—	—	—
Royalty payments	3,474	11	396	384	359	347	1,977
Asset retirement obligations	2,523	—	—	—	—	—	2,523
Total	$1,604,237	$39,312	$107,817	$59,354	$54,667	$48,326	$1,294,761

Off-Balance Sheet Arrangements
As of June 30, 2025, we had aggregate letters of credit outstanding in the amount of $6.5 million, future purchase commitments of diesel fuel and natural gas of $2.0 million and $0.2 million, respectively, and $3.5 million of minimum royalty payments related to aggregates facilities. Other than the letters of credit, future purchase commitments and minimum royalty payments, we do not currently have any off-balance sheet arrangements that have, or are reasonably likely to have, a material current or future effect on our financial condition, changes in our financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources. See Note 17 - Commitments to our unaudited consolidated financial statements included elsewhere in this report for additional information.

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
At June 30, 2025, we had a total of $1.45 billion of variable rate debt outstanding. Holding other factors constant and absent the interest rate swap agreements described above, a hypothetical 1% change in our borrowing rates would result in a $14.5 million change in our annual interest expense based on our variable rate debt outstanding at June 30, 2025. The notional amount of the Company’s outstanding interest rate swap contract at June 30, 2025 was $300.0 million. The maturity date of this swap is June 30, 2027, and the fair value of the outstanding swap contract was $9.4 million as of June 30, 2025. See also Note 15 - Investment in Derivative Instruments and Note 16 - Fair Value Measurements to the unaudited consolidated financial statements included elsewhere in this report.
The following table presents the future principal payment obligations, interest payments, and fair values associated with the Company’s debt instruments assuming the Company’s actual level of variable rate debt as of June 30, 2025 (unaudited, in thousands).

	For the Fiscal Year Ending September 30,							Fair
	2025	2026	2027	2028	2029	Thereafter	Total	Value
Debt obligations
Term Loans Principal Payments	$11,750	$38,500	$38,500	$38,500	$38,500	$1,280,000	$1,445,750	$1,445,750
Interest payments (1)	$24,080	$94,752	$92,243	$89,734	$87,226	$145,503	$533,538

(1) Represents projected interest payments using the Company’s June 2025 weighted average SOFR-based floating rate of 6.65% per annum.

Item 4. Controls and Procedures.
Evaluation of Disclosure Control and Procedures
Our management carried out, as of June 30, 2025, with the participation of our Chief Executive Officer and our Chief Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2025, our disclosure controls and procedures were effective to provide reasonable assurance that material information required to be disclosed by us in reports we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.
In addition to the other financial information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors,” in the 2024 Form 10-K that could materially affect our business, financial condition or future operating results. The risks described in the 2024 Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Unregistered Sales of Equity Securities
The Company did not sell any of its equity securities during the period covered by this report that were not registered under the Securities Act.
Issuer Purchases of Equity Securities
During the quarter ended June 30, 2025, the Company repurchased shares of its Class A common stock as follows (unaudited):

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet be Purchased under the Plans or Programs (1)
April 1, 2025 - April 30, 2025	3,649	$74.78	3,649	$29,748,923
May 1, 2025 - May 31, 2025	—	$—	—	$29,748,923
June 1, 2025 - June 30, 2025	3,744	$106.82	3,744	$29,348,980
Total	7,393	$91.01	7,393	—

(1) On April 12, 2024, the Company announced that the Board of Directors authorized the Company to purchase up to $40.0 million of its Class A common stock in open market purchases, privately negotiated transactions or by other means. The stock repurchase plan expires September 30, 2025. The specific timing and amount of any future purchases will vary based on market conditions, securities law limitations and other factors.

Item 3. Defaults Upon Senior Securities.
None.

Item 4. Mine Safety Disclosures.
The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K (17 C.F.R. Part 229.104) is included in Exhibit 95.1 to this Quarterly Report on Form 10-Q.

Item 5. Other Information.
During the quarter ended June 30, 2025, no director or officer (as defined in Rule 16a-1(f) of the Exchange Act) of the Company adopted, modified, or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (in each case, as defined in Item 408(a) of Regulation S-K).

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
10.1#
Fifth Amendment to Third Amended and Restated Credit Agreement, dated as of June 30, 2025, by and among Construction Partners, Inc., each of its wholly owned subsidiaries, as co-borrowers, certain of its wholly owned subsidiaries, as guarantors, PNC Bank, National Association, as administrative agent and lender, PNC Capital Markets LLC, as joint lead arranger and sole bookrunner, BofA Securities, Inc., TD Bank, N.A., Regions Bank and City National Bank, each as a joint lead arranger, and certain other lenders party thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-38479) filed on July 2, 2025)

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 7th day of August, 2025.

CONSTRUCTION PARTNERS, INC.

By:	/s/ Fred J. Smith, III
Fred J. Smith, III
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name and Signature	Title	Date

/s/ Fred J. Smith, III	President and Chief Executive Officer	August 7, 2025
Fred J. Smith, III	(Principal Executive Officer and duly authorized officer)

/s/ Gregory A. Hoffman	Senior Vice President and Chief Financial Officer	August 7, 2025
Gregory A. Hoffman	(Principal Financial Officer, Principal Accounting Officer and duly authorized officer)