Form 10-K
period 2025-09-30
Construction Partners, Inc.
filed 2025-11-25
CIK 1718227

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended September 30, 2025
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to .
Commission file number:  001-38479
CONSTRUCTION PARTNERS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	26-0758017 (I.R.S. Employer Identification Number)
290 Healthwest Drive, Suite 2 Dothan, Alabama 36303 (Address of Principal Executive Offices) (ZIP Code)
(334) 673-9763 (Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Class A common stock, par value $0.001	ROAD	The Nasdaq Stock Market LLC
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.    ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐ No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of March 31, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, was $3,385,566,578.

As of November 20, 2025, the registrant had 47,947,509 shares of Class A common stock, par value $0.001, and 8,579,118 shares of Class B common stock, par value $0.001, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the registrant’s fiscal year ended September 30, 2025 in connection with the registrant’s 2026 annual meeting of stockholders are incorporated by reference into Part III of this report.

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

PART I
Item 1. Business
Overview
We are a civil infrastructure company that specializes in the construction and maintenance of roadways across Alabama, Florida, Georgia, North Carolina, Oklahoma, South Carolina, Tennessee and Texas. Through our wholly owned subsidiaries, we provide a variety of products and services to both public and private infrastructure projects, with an emphasis on highways, roads, bridges, airports, and commercial and residential developments. Consistent with our vertical integration strategy, our primary operations consist of (i) manufacturing and distributing hot mix asphalt (“HMA”) for both internal use and sales to third parties in connection with construction projects, (ii) paving activities, including the construction of roadway base layers and application of asphalt pavement, (iii) site development, including the installation of utility and drainage systems, (iv) mining aggregates, such as sand, gravel and construction stone, that are used as raw materials in the production of HMA and for sales to third parties, and (v) distributing liquid asphalt cement for both internal use and sales to third parties in connection with HMA production.
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
Recent Developments
•ROAD 2030. In October 2025, we publicly announced “ROAD 2030,” a comprehensive business plan setting forth our strategic initiatives, growth priorities, and business outlook through fiscal year 2030. ROAD 2030 contemplates several revenue and growth goals, including, among others, revenues exceeding $6 billion by the end of fiscal year 2030.
•2025 Fiscal Year Acquisitions. During the 2025 fiscal year, we completed five acquisitions across four states, adding to or expanding our operations in Alabama and Tennessee and establishing our presence in Texas and Oklahoma. As a result of these acquisitions, we added 27 HMA plants, four aggregate facilities, a liquid asphalt terminal, a rail-served aggregates terminal and a diverse fleet of equipment and vehicles, as well as skilled construction professionals. The aggregate transaction consideration for these acquisitions was approximately $1.5 billion. For further discussion regarding these transactions, see Note 4 - Business Acquisitions to the consolidated financial statements included elsewhere in this report.
•Credit Facility Developments. In November 2024, we entered into a Term Loan Credit Agreement with Bank of America, N.A., as administrative agent, and the other lenders party thereto, providing for a senior secured first-lien term loan facility in an aggregate principal amount of $850.0 million (the “Term Loan B” and such credit agreement, the “Term Loan B Credit Agreement”). The full amount was drawn on November 1, 2024. Proceeds from the Term Loan B were used to (i) fund the cash portion of the consideration for our acquisition of Asphalt Inc., LLC (doing business as Lone Star Paving) (“Lone Star Paving”), (ii) repay our outstanding borrowings under our revolving credit facility, and (iii) pay fees and expenses incurred in connection with the related financing transactions and the Lone Star Acquisition. In June 2025, we entered into an amendment to our Third Amended and Restated Credit Agreement with PNC Bank, National Association, as administrative agent and lender, and certain other lenders party thereto (the “Term Loan A / Revolver Credit Agreement”) to, among other things, (i) increase the existing revolving credit facility thereunder from $400.0 million to $500.0 million (the “Revolving Credit Facility”), (ii) increase the existing term loan thereunder from $400.0 million to $600.0 million, and (iii) extend the maturity date for all outstanding borrowings thereunder to June 28, 2030. For further discussion regarding these agreements and developments, see Note 11 - Debt to the consolidated financial statements included elsewhere in this report.
•Acquisitions Subsequent to Fiscal 2025 Year-End. In October 2025, we acquired eight HMA plants and related crews and equipment in the Houston, Texas metro area from affiliates of Vulcan Materials Company, and acquired all of the outstanding equity interests of P&S Paving, LLC, an HMA manufacturing and construction business headquartered in Daytona Beach, Florida, with two HMA plants serving northeast and central Florida. The aggregate transaction consideration for these acquisitions was approximately $262.1 million. For more information about these transactions, see Note 27 - Subsequent Events to the consolidated financial statements included elsewhere in this report.
We operate in the large and growing highway and road construction industry and specifically within the asphalt paving materials and services segment. Asphalt paving mix is the most common roadway material used today due to its cost effectiveness, durability and reusability, and minimized traffic disruption during paving, as compared to concrete. Recent growth in our industry has been driven by federal, state, county and local Department of Transportation (“DOT”) budgets, which annually earmark amounts for transportation and infrastructure spending. Currently, federal funding for infrastructure spending is driven primarily by the Infrastructure Investment and Jobs Act (the “IIJA”), which was signed into law in November 2021. The IIJA reauthorized traditional surface infrastructure funding programs and provided nearly $400 billion in new spending over five years for highways, bridges, airports and other major projects. In addition, certain states within our markets have approved legislation that supports funding for construction of local road, bridge and transit projects. The non-discretionary nature of highway and road construction services and materials supports stable and consistent industry funding. In addition, the Inflation Reduction Act of 2022 (the “Inflation Reduction Act”) provided funding for numerous projects and initiatives relevant to the surface transportation industry, including grants for safety and environmental improvements, incentives for the use of construction materials and products with lower levels of embodied greenhouse gas emissions, and streamlined environmental review processes for proposed projects.
Projects and Customers
We provide construction products and services to both public and private infrastructure projects, with an emphasis on highways, roads, bridges, airports, and commercial and residential sites throughout the Sunbelt in Alabama, Florida, Georgia, North Carolina, Oklahoma South Carolina, Tennessee and Texas. We provide a wide range of large sitework construction, including site development, paving, and utility and drainage systems construction, and supply the HMA required for the projects. Our projects consist of both new construction and maintenance services. Publicly funded projects and third-party sales accounted for approximately 65%, and privately funded projects and third-party sales accounted for approximately 35%, of our fiscal 2025 revenues. Our public customers include federal agencies, state DOTs and local municipalities. Our private customers include commercial and residential developers and businesses.
Our largest customers are state DOTs. For the fiscal year ended September 30, 2025, projects performed for all DOTs accounted for 43.4% of our revenues. No single customer accounted for more than 10% of our revenues for the fiscal year ended September 30, 2025. Our 25 largest projects accounted for 16.2% of our revenues for the fiscal year ended September 30, 2025.
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
To ensure the completeness and accuracy of our original bid analysis, the bid preparation for a potential project typically involves three phases.
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
Contract Backlog
At September 30, 2025, our contract backlog was $3.0 billion, compared to $2.0 billion at September 30, 2024. Contract backlog is a financial measure that generally reflects the dollar value of work that the Company expects to perform in the future. Although contract backlog is not a term recognized under generally accepted accounting principles in the United States (“GAAP”), it is a common measure used in our industry. We generally include a construction project in our contract backlog at the time it is awarded and to the extent we believe funding is probable. Our backlog generally consists of uncompleted work on contracts in progress and projects for which we have executed a contract but have not commenced the work. For uncompleted work on contracts in progress, we include (i) executed change orders, (ii) pending change orders for which we expect to receive confirmation in the ordinary course of business and (iii) claims that we have made against our customers for which we have determined we have a legal basis under existing contractual arrangements and as to which we consider collection to be probable. Backlog of uncompleted work on contracts under which work was either in progress or had not yet begun was $2.2 billion and $1.5 billion at September 30, 2025 and 2024, respectively.
Our backlog also includes low bid/no contract projects, which consist of (i) public bid projects for which we were the low bidder and no contract has been executed and (ii) private work projects for which we have been notified that we are the low bidder or have been given a notice to proceed, but no contract has been executed. Low bid/no contract backlog was $0.8 billion and $0.5 billion at September 30, 2025 and 2024, respectively. At September 30, 2025, we expected approximately 78% of our contract backlog to be completed during the next 12 months.
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
Such federal laws include, but are not limited to, (i) the Federal Solid Waste Disposal Act, as amended by the Resource Conservation and Recovery Act, the Pollution Prevention Act and the Comprehensive Environmental Response, Compensation and Liability Act, governing solid and hazardous waste management, (ii) the Clean Air Act, the Clean Water Act and the Safe Drinking Water Act, protecting air and water resources, (iii) the Emergency Planning and Community Right-to-Know Act and Toxic Substances Control Act, governing the management of hazardous materials, (iv) the Mine Safety and Health Act of 1977, requiring certain disclosures of mining-related health and safety violations, orders, citations, assessments, legal actions, and mining-related fatalities, and (v) the Occupational Safety and Health Act, governing working conditions for workers, in addition to analogous state laws. Numerous governmental authorities, such as the Environmental Protection Agency and corresponding state agencies, have the power to enforce compliance with these laws and regulations and the permits issued under them. Such enforcement actions often involve difficult and costly compliance measures or corrective actions. Failure to comply with these laws and regulations may result in the assessment of sanctions, including administrative, civil or criminal penalties, compensatory damages, injunctive relief, the imposition of investigatory or remedial obligations, and the issuance of orders limiting or prohibiting some or all of our operations. In addition, we may experience delays in obtaining, or be unable to obtain, required permits, which may delay or interrupt our operations and limit our growth and revenue.
Certain environmental laws impose strict liability (i.e., no showing of “fault” is required) as well as joint and several liability for costs required to remediate and restore sites where hazardous substances, hydrocarbons or solid wastes have been disposed, stored or released and to compensate for associated damages to natural resources. We may be required to remediate contaminated properties currently or formerly owned or operated by us or at which we have disposed of materials, regardless of whether such contamination resulted from the conduct of others or from the consequences of our own actions that complied with applicable laws at the time those actions were taken. In connection with certain acquisitions, we could assume, or be required to provide indemnification against, environmental liabilities that could expose us to material losses. Furthermore, the existence of contamination at properties we own, lease or operate could result in increased operational costs or restrictions on our ability to use those properties as intended, including for mining purposes.
In certain instances, citizen groups also have the ability to bring legal proceedings against us if we are not in compliance with environmental laws, or to challenge the issuance of environmental permits that we need to operate. In addition, claims for damages to persons or property, including natural resources, may result from the environmental, health and safety impacts of our operations. Our insurance may not cover all environmental risks and costs or may not provide sufficient coverage if an environmental claim is made against us. Moreover, public interest in the protection of the environment has increased dramatically in recent years. The trend of more expansive and stringent environmental legislation and regulations, especially at the state and local levels, applied to the construction industry could continue, resulting in increased costs of doing business and consequently affecting profitability.
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

Employees and Human Capital Resources
As of September 30, 2025, we employed 1,639 salaried employees and 4,773 hourly employees. The total number of hourly personnel at a given time is subject to the volume of projects in progress and fluctuates on a seasonal basis. During fiscal year 2025, the number of hourly employees ranged from 3,595 to 4,773 employees and averaged 4,184 employees. We are not subject to any collective bargaining agreements with respect to any of our employees and believe that our relationships with our employees are strong.
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
We place great emphasis on the safety of the public, our customers and our employees. To that end, we conduct extensive safety training programs, which have allowed us to maintain a high safety level at our worksites. All newly-hired employees undergo an initial safety orientation, and for certain types of projects and processes, we conduct specific hazard training programs. Our project foremen and superintendents conduct on-site safety meetings, and our full-time safety inspectors make random site safety inspections and perform assessments. In addition, certain operational employees are required to complete a safety course approved by the Occupational Safety and Health Administration (“OSHA”) or the Mine Safety and Health Administration (“MSHA”), as applicable. Moreover, we promote a culture of safety by encouraging employees to immediately correct and report all unsafe conditions.
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
Risks Related to our Business
A significant slowdown or decline in economic conditions, particularly in the Sunbelt, could adversely impact our results of operations.
We operate in Alabama, Florida, Georgia, North Carolina, Oklahoma, South Carolina, Tennessee and Texas. A significant slowdown or decline in economic conditions or uncertainty regarding the economic outlook in the United States generally, or in any of these states particularly, could reduce demand for infrastructure projects. Demand for infrastructure projects depends on overall economic conditions, the need for new or replacement infrastructure, the priorities placed on various projects funded by governmental entities and federal, state and local government spending levels. In particular, low tax revenues, credit rating downgrades, budget deficits and financing constraints, including timing and amount of federal funding and competing governmental priorities, could negatively impact the ability of government agencies to fund existing or new public infrastructure projects. In addition, any instability in the financial and credit markets could negatively impact our customers’ ability to pay us on a timely basis, or at all, for work on projects already in progress, could cause our customers to delay or cancel construction projects in our contract backlog and could create difficulties for customers to obtain adequate financing to fund new construction projects, including through the issuance of municipal bonds.
Our business depends on federal, state and local government spending for public infrastructure construction, and reductions in government funding could adversely affect our results of operations.
During the fiscal year ended September 30, 2025, we generated approximately 65% of our construction contract revenues from publicly funded construction projects and the sale of construction materials to public customers at the federal, state and local levels. As a result, if publicly funded construction decreases due to reduced federal, state or local funding or otherwise, our financial condition, results of operations and liquidity could be materially adversely affected.
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
Our largest customers are state DOTs. During the fiscal year ended September 30, 2025, projects performed for all state DOTs accounted for 43.4% of our revenues, and no individual DOT accounted for more than 10% of our revenues. We believe that we will continue to rely on state DOTs for a substantial portion of our revenues for the foreseeable future. The loss or reduction of our ability to competitively bid for certain projects or successfully contract with state DOTs could have a material adverse effect on our financial condition, results of operation and liquidity. See Note 2 - Significant Accounting Policies, Concentration of Risks, to the consolidated financial statements included elsewhere in this report for information relating to concentrations of revenues by type of customer and for a description of our largest customers.
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
•costs of remedial measures arising from warranty obligations or failure to satisfy contractual specifications;
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
Inflation and supply chain disruptions have the potential to adversely affect our business, financial condition and results of operations, particularly if we are unable to pass through increased costs to our customers. We have from time to time experienced inflation in pricing for the inputs that we use to provide our products and services, including upward pressure on wages and increases in the cost of fuel, concrete and steel. We have also experienced disruptions from various participants in our supply chains, including subcontractors, materials suppliers and equipment manufacturers, who provide the raw materials, equipment, vehicles, construction supplies and other services we require in order to manufacture HMA and perform our construction projects. Although we have been able to mitigate some of the effects of inflation, supply chain disruptions and upward wage pressures on our business by increasing prices for our products and including the anticipated cost increases in the construction projects for which we bid, we may not be able to do so in the future. In addition, we are limited in our ability to pass through increased costs for projects already in our backlog, and if we are unable to do so, we may not recoup our losses or diminished profit margins. If we experience significant inflation or supply chain disruptions going forward, we may be required to implement further price adjustments to maintain our profit margin, and any price increases may have a negative effect on demand.

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
Since our inception, we have acquired and integrated 54 complementary businesses, which have contributed significantly to our growth. We continue to evaluate strategic acquisition opportunities that have the potential to support and strengthen our business, including acquisitions in the southern United States, as part of our ongoing growth strategy. We cannot predict the timing or size of any future acquisitions. To successfully acquire a target, we may need to raise additional equity and/or incur additional indebtedness, which could increase our leverage level. We may be unable to identify and complete acquisition transactions on favorable terms, or at all. The investigation of acquisition candidates and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments require substantial management time and attention and costs for accountants, attorneys and others. If we fail to complete any acquisition for any reason, including events beyond our control, the costs incurred up to that point for the proposed acquisition likely would not be recoverable.
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
In addition, potential acquisition targets may be in states in which we do not currently operate. Any future acquisitions in a new geographic region could result in unforeseen operating challenges and difficulties in coordinating geographically dispersed operations, personnel and facilities and subject us to unfamiliar legal requirements.
We cannot guarantee that we will achieve synergies and cost savings in connection with recent and future acquisitions. Many of the businesses that we previously acquired, and businesses that we may acquire in the future, could have financial statements that are not independently reviewed or audited, and such financial statements could be materially different if they were independently reviewed or audited. We cannot guarantee that we will continue to acquire businesses at valuations consistent with our prior acquisitions or that we will complete future acquisitions at all. We also cannot know whether there will be attractive acquisition opportunities at reasonable prices, that financing will be available or that we can successfully integrate acquired businesses into our existing operations. In addition, our results of operations from these acquisitions could, in the future, result in impairment charges for any of our intangible assets, including goodwill or other long-lived assets, particularly if economic conditions worsen unexpectedly.
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
A significant number of our contracts require performance and payment bonds. Sureties typically issue or continue bonds on a project-by-project basis, and they can decline to do so at any time or require the posting of additional collateral as a condition thereto. Our ability to obtain performance and payment bonds primarily depends on our capitalization, working capital, past performance, management expertise, reputation and certain external factors, including the overall capacity of the surety market. Events that adversely affect the insurance and bonding markets generally may result in bonding becoming more difficult or costly to obtain in the future. If we are unable to obtain or renew a sufficient level of bonding, or if bonding costs were to increase, we may be precluded from bidding on certain projects or successfully contracting with certain customers, which could limit the aggregate dollar amount of contracts that we are able to pursue. In addition, even if we are able to successfully renew or obtain performance or payment bonds, we may be required to post letters of credit, which could negatively affect our liquidity and results of operations.
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
At September 30, 2025, our contract backlog was $3.0 billion, compared to $2.0 billion at September 30, 2024. Our contract backlog generally consists of construction projects for which we either have an executed contract or commitment with a client or have submitted the currently lowest bid. Contract backlog does not include external sales of HMA, aggregates and liquid asphalt cement. Moreover, our contract backlog reflects our expected revenues from the contract, commitment or bid, which is often subject to revision over time. We cannot guarantee that the revenues projected in our contract backlog will be realized or, if realized, will be profitable. Projects reflected in our contract backlog may be affected by project cancellations, scope adjustments, time extensions or other changes. Such changes may adversely affect the revenues and profit we ultimately realize on these projects.

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
Our operations are subject to stringent and complex federal, state and local laws and regulations governing the release of pollutants and materials into the environment or otherwise relating to environmental protection and public health and safety. These laws and regulations impose numerous obligations applicable to our operations, including requirements to obtain a permit or other approval before conducting regulated activities; restrictions on the types, quantities and concentration of materials that can be released into the environment; limitations on activities on certain lands lying within wilderness, wetlands, and other protected areas; and assessments of substantial liabilities for pollution resulting from our operations. For example, some state and local governmental bodies have finalized, proposed or are contemplating legislative and regulatory actions to reduce emissions of greenhouse gases, such as monitoring, reporting and emissions control requirements for certain large sources of greenhouse gases and greenhouse gas cap-and-trade programs. Because we emit greenhouse gases through the manufacture of HMA products and through the combustion of fossil fuels as part of our mining and road construction services, any such laws and regulations applicable to jurisdictions in which we operate could require us to incur costs to reduce greenhouse gas emissions associated with our operations.
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

Numerous government authorities, such as the U.S. Environmental Protection Agency and analogous state agencies, have the power to enforce compliance with these laws and the permits issued under them. Such enforcement actions often involve difficult and costly compliance measures or corrective actions. Certain environmental laws impose strict liability (i.e., no showing of “fault” is required) or joint and several liability for costs required to remediate and restore sites where hazardous substances, hydrocarbons or solid wastes have been stored or released. Failure to comply with environmental laws and regulations may result in the assessment of sanctions, including administrative, civil or criminal penalties, compensatory damages, injunctive relief, the imposition of investigatory or remedial obligations, and the issuance of orders limiting or prohibiting some or all of our operations. In addition, we may experience delays in obtaining, or be unable to obtain, required permits, which may delay or interrupt our operations and limit our growth and revenue.
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

Increased focus by stakeholders on environmental, social and governance (“ESG”) policies and practices could result in additional costs and could adversely impact our reputation, investor perception, employee retention and willingness of third parties to do business with us.

In recent years, there has been increased focus from stakeholders, including government agencies, investors, consumers and employees, on our ESG policies and practices. If our policies and practices do not meet regulatory requirements or stakeholders’ evolving expectations for responsible corporate citizenship in areas including environmental stewardship, employee health and safety practices, director and employee diversity, human capital management and corporate governance, our reputation and employee retention may be negatively impacted, and customers and suppliers may be unwilling to do business with us. In addition, we are subject to various federal and state laws in connection with our operations, and inconsistency in legislation and regulations among jurisdictions and expected additional regulations may require greater resources to monitor, report and comply with various ESG practices. Any assessment of the potential impact of future ESG-related regulations or industry standards is uncertain given the wide scope of potential regulatory change where we operate. As a result, the effects of increased focus by stakeholders on ESG matters could have short- and long-term impacts on our business and operations.

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
Our debt consists primarily of our borrowings under our (i) Term Loan A / Revolver Credit Agreement, which provides for a senior first lien term loan facility, under which $592.5 million of principal was outstanding as of September 30, 2025 (the “Term Loan A”) and a $500.0 million Revolving Credit Facility and (ii) the Term Loan B Credit Agreement (together with the Term Loan A / Revolver Credit Agreement, the “Credit Agreements”), providing for the Term Loan B, under which $843.6 million of principal was outstanding as of September 30, 2025. References to the “Term Loans” in this Annual Report on Form 10-K refer to the Term Loan A together with the Term Loan B.

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
The Credit Agreements contain a number of covenants that limit our ability to incur additional indebtedness or guarantees, create liens on assets, change our or our subsidiaries’ fiscal year, enter into sale and leaseback transactions, enter into certain restrictive agreements, engage in mergers or consolidations, participate in partnerships and joint ventures, sell assets, incur additional liens, pay dividends or distributions and make other restricted payments, make investments, loans or advances, repay or amend the terms of subordinated indebtedness, make acquisitions, enter into certain operating leases, enter into certain hedge transactions, amend material contracts and engage in certain transactions with affiliates. The Term Loan A / Revolver Credit Agreement also requires us to maintain a fixed charge coverage ratio and a consolidated leverage ratio, and the Credit Agreements contain certain customary representations and warranties, affirmative covenants and events of default (including, among others, an event of default upon a change of control). If an event of default occurs, the lenders under the Credit Agreements will be entitled to accelerate amounts due thereunder and take other actions permitted to be taken by a secured creditor, subject to an inter-creditor agreement between the administrative agent under each Credit Agreement on behalf of the lenders party to each Credit Agreement. If our indebtedness is accelerated, we cannot be certain that we will have sufficient funds available to pay the accelerated indebtedness or that we will have the ability to refinance the accelerated indebtedness on terms favorable to us or at all.
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
At September 30, 2025 and 2024, we had $943.3 million and $231.7 million, respectively, of goodwill recorded on our Consolidated Balance Sheets. We assess goodwill for impairment annually or more often if required. Our assessments involve a number of estimates and assumptions that are inherently subjective and require significant judgment regarding highly uncertain matters that are subject to change. The use of different assumptions or estimates could materially affect the determination as to whether or not an impairment has occurred. In addition, if future events are less favorable than what we assumed or estimated in our impairment analysis, we may be required to record an impairment charge, which could have a material impact on our consolidated financial statements.
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
Our status as a public company requires us to comply with extensive regulatory and reporting obligations, which entails substantial costs and creates risks related to internal controls and investor confidence.
As a public company, we have incurred and expect to continue to incur substantial legal, accounting, auditing and other expenses associated with compliance with corporate governance requirements, including those arising from the Sarbanes‑Oxley Act of 2002 (including Section 404 thereof) and the Dodd‑Frank Act. These requirements necessitate implementing and maintaining internal controls over financial reporting, disclosure controls and procedures, and related documentation and testing, which divert management’s attention from day‑to‑day operations and increase operating costs. Compliance has made, and may continue to make, it more difficult and expensive to obtain director and officer liability insurance, potentially affecting our ability to attract and retain qualified personnel. If we fail to maintain effective internal controls, or if we or our independent auditors identify material weaknesses, our consolidated financial statements may contain material misstatements, and investors could lose confidence in our reported financial information. Such failures could materially adversely affect our stock price, liquidity, creditworthiness, ability to complete acquisitions, and results of operations.
Risks Relating to Ownership of Our Class A Common Stock
The dual class structure of our common stock has the effect of concentrating voting control with holders of our Class B common stock, which limits the ability of holders of our Class A common stock to influence corporate matters.
Our Class B common stock has ten votes per share, and our Class A common stock has one vote per share. As of November 20, 2025, our outstanding Class B common stock represented approximately 64.1% of the total voting power of our outstanding common stock. The shares of Class B common stock are owned primarily by (i) SunTx Capital Partners, a private equity firm based in Dallas, Texas (“SunTx”), and funds that it manages, (ii) SunTx principals and their respective affiliates and family members, and (iii) certain members of management and our board of directors. Because of the ten-to-one voting ratio between our Class B common stock and our Class A common stock, the holders of our Class B common stock collectively control a majority of the combined voting power of our common stock and therefore control the outcome of all matters submitted to our stockholders. This concentrated control limits or precludes the ability of holders of Class A common stock to influence corporate matters for the foreseeable future. Future transfers of shares of our Class B common stock generally result in those shares converting into shares of our Class A common stock, with limited exceptions. The conversion of shares of our Class B common stock into our Class A common stock will have the effect, over time, of increasing the relative voting power of each remaining share of Class B common stock.
Future sales, or the perception of future sales, of Class A common stock by us or our existing stockholders in the public market could cause the market price for Class A common stock to decline.
As of November 20, 2025, we had outstanding a total of 47,947,509 shares of Class A common stock and 8,579,118 shares of Class B common stock that are convertible at any time into an equal number of shares of Class A common stock. The sale of shares of Class A common stock, or the perception of future sales by us or our existing stockholders, could harm the prevailing market price of shares of Class A common stock and make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. We have in the past, and we may in the future, issue our securities in connection with offerings or acquisitions, and the number of shares issued or issuable thereafter could constitute a material portion of the then-outstanding shares of Class A common stock. Any such issuance would result in dilution to holders of Class A common stock.

A voting group led by SunTx and comprising certain of our directors and officers and their respective affiliates (collectively, the “SunTx Group”), controls us, and their interests may conflict with ours or yours in the future.
As of November 20, 2025, the SunTx Group beneficially owned shares of Class A common stock and Class B common stock collectively representing approximately 61.2% of the combined voting power of our outstanding common stock. Each share of our Class B common stock has ten votes per share, and each share of our Class A common stock has one vote per share. As a result, the SunTx Group has the ability to elect all of the members of our board of directors and thereby control our policies and operations, including the appointment of management, future issuances of our Class A common stock or other securities, the payment of dividends, if any, on our Class A common stock, our ability to incur or issue debt, amendments to our amended and restated certificate of incorporation and amended and restated bylaws and our entry into extraordinary transactions. This concentration of voting control could deprive you of an opportunity to receive a premium for your shares of our Class A common stock as part of a sale of our Company and ultimately might affect the market price of our Class A common stock. In addition, we have engaged, and expect to continue to engage, in related party transactions involving the SunTx Group and certain companies controlled by its members. As a result, the interests of the SunTx Group may not in all cases be aligned with your interests.

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
Certain provisions in our amended and restated certificate of incorporation and amended and restated bylaws and Delaware corporate law could delay or prevent a change in control of our Company, even if that change would be beneficial to our stockholders. Our amended and restated certificate of incorporation and amended and restated bylaws contain provisions that may make acquiring control of our Company difficult, including:
•a dual class common stock structure, which currently provides the SunTx Group and the other holders of our Class B common stock with the ability to control the outcome of matters requiring stockholder approval, even if they own significantly less than 50% of the total number of shares of our outstanding common stock;
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

Item 2. Properties.
Our principal executive office is located in Dothan, Alabama, in a building that we own. As of November 20, 2025, we operated (i) 109 HMA plants in Alabama, Florida, Georgia, North Carolina, Oklahoma, South Carolina, Tennessee and Texas, (ii) 17 aggregates facilities in Alabama, Florida, Georgia and Texas and (iii) three liquid asphalt terminals in Alabama, Florida and Texas. Our HMA plants operate at varying levels of utilization depending on market conditions. We maintain offices at our HMA plants, aggregates facilities and liquid asphalt terminals as we determine to be appropriate under the circumstances. We consider our plants and other physical properties, whether owned or leased, to be suitable, adequate, and of sufficient productive capacity to meet the requirements of our business. However, we routinely evaluate the purchase or lease of additional properties or the consolidation of our properties as our business needs change.
The table below summarizes the locations and the nature of our ownership or leasehold interest in each of our HMA plants, aggregates facilities and liquid asphalt terminals as of November 20, 2025.

	HMA Plants		Aggregates Facilities		Liquid Asphalt Terminals
Location	Owned	Leased	Owned	Leased	Owned	Leased
Alabama	11	9	6	3	1	—
Florida	8	3	1	—	1	—
Georgia	9	3	1	2	—	—
North Carolina	11	11	—	—	—	—
Oklahoma	3	5	—	—	—	—
South Carolina	4	6	—	—	—	—
Tennessee	1	3	—	—	—	—
Texas	9	13	3	1	1	—
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
Notwithstanding the foregoing, in October 2025, a subsidiary of the Company executed a consent decree negotiated with the Environmental Protection Agency (“EPA”) regarding the EPA’s contention that such subsidiary violated the Clean Water Act in connection with discharges of sediment from two sand and gravel quarries in eastern Alabama into nearby waterways. Under the terms of the consent decree, the Company agreed to (i) pay a civil penalty of $450,000, (ii) remediate the conditions on the property giving rise to the discharge and (iii) monitor the sites for a period of time following completion of the remediation. The consent decree remains subject to approval by a federal district court. The total cost of the remedial and preventative measures cannot be estimated with reasonable certainty but is expected to be covered in whole or significant part by the Company’s preexisting insurance policies.

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
Holders
As of November 20, 2025, there were 47,947,509 shares of our Class A common stock outstanding, held by 406 stockholders of record. The actual number of beneficial holders of our Class A common stock is significantly greater than the number of record holders and includes stockholders who are beneficial owners, but whose shares are held by banks, brokers and other nominees. The last sale price for a share of our Class A common stock as reported on the Nasdaq Global Select Market on November 20, 2025 was $100.43.
As of November 20, 2025, there were 8,579,118 shares of our Class B common stock outstanding, held by 50 stockholders of record.
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
Issuer Purchases of Equity Securities
The following table sets forth information regarding the repurchase of shares of our Class A common stock during the three months ended September 30, 2025:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (1)
July 1, 2025 through July 31, 2025	13,939	$105.33	13,939	$27,880,766
August 1, 2025 through August 31, 2025	9,635	$105.37	9,635	$26,865,506
September 1, 2025 through September 30, 2025	2,155	$118.55	2,155	$26,610,032
Total	25,729	$106.45	25,729

(1) In April 2024, Company announced that the board of directors authorized the repurchase of up to $40.0 million of our Class A common stock in open market purchases, privately negotiated transactions or by other means. The stock repurchase plan expires March 5, 2026. Previous disclosure incorrectly identified the expiration date as September 30, 2025. The specific timing and amount of any future purchases will vary based on market conditions, securities law limitations and other factors.

Stock Performance Graph
The following graph compares the cumulative five-year total return provided to the Company’s Class A common stock holders relative to the cumulative total returns of the NASDAQ Composite Index and the Dow Jones U.S. Heavy Construction Index. The graph tracks the performance of a $100 investment in our Class A common stock and in each index (with the reinvestment of all dividends) from September 30, 2020 through September 30, 2025.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
$800.00
$700.00
$600.00
$500.00
$400.00
$300.00
$200.00
$100.00
$—
Dollars
2020
2021
2022
2023
2024
2025
Fiscal Year Ended September 30,
Construction Partners, Inc.
NASDAQ Composite Index
Dow Jones US Heavy Construction Index

	Value as of September 30,
	2020	2021	2022	2023	2024	2025
Construction Partners, Inc.	$100.00	$183.35	$144.12	$200.88	$383.52	$697.80
NASDAQ Composite Index	$100.00	$129.38	$94.70	$118.37	$162.88	$202.91
Dow Jones US Heavy Construction Index	$100.00	$171.94	$171.94	$171.94	$171.94	$171.94

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
Overview
We are a civil infrastructure company that specializes in the building and maintenance of transportation networks. Our operations leverage a highly-skilled workforce, strategically located HMA plants, substantial construction assets and select material deposits. We provide construction products and services to both public and private infrastructure projects, with an emphasis on highways, roads, bridges, airports and commercial and residential sites throughout the Sunbelt in Alabama, Florida, Georgia, North Carolina, Oklahoma, South Carolina, Tennessee and Texas.
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
Recent Developments
Contract Backlog
At September 30, 2025, our contract backlog was $3.0 billion. Contract backlog is a financial measure that reflects the dollar value of work that the Company expects to perform in the future. We include a construction project in our contract backlog at the time it is awarded and to the extent we believe funding is probable. Our backlog consists of uncompleted work on contracts in progress and projects for which we have executed a contract but have not commenced the work. For uncompleted work on contracts in progress, we include (i) executed change orders, (ii) pending change orders for which we expect to receive confirmation in the ordinary course of business and (iii) claims that we have made against our customers for which we have determined we have a legal basis under existing contractual arrangements and as to which we consider collection to be probable. Backlog of uncompleted work on contracts under which work was either in progress or had not yet begun was $2.2 billion at September 30, 2025. Our contract backlog also includes low bid/no contract projects, which consist of (i) public bid projects for which we were the low bidder and no contract has been executed and (ii) private work projects for which we have been notified that we are the low bidder or have been given a notice to proceed, but no contract has been executed. Low bid/no contract backlog was $0.8 billion at September 30, 2025.
2025 Fiscal Year Acquisitions
During the 2025 fiscal year, we completed five acquisitions across four states, adding to or expanding our operations in Alabama, Oklahoma, Tennessee and Texas. As a result of these acquisitions, we added 27 asphalt plants, four aggregates facilities, a liquid asphalt terminal and a diverse fleet of equipment and vehicles, as well as skilled construction professionals. The aggregate transaction consideration for these acquisitions was approximately $1.5 billion. For further discussion regarding these transactions, see Note 4 - Business Acquisitions to the consolidated financial statements included elsewhere in this report.
Credit Facility Developments
In November 2024, we entered into the Term Loan B Credit Agreement, providing for a senior secured first lien term loan facility in the aggregate principal amount of $850.0 million, which amount was fully drawn on November 1, 2024. The Term Loan B proceeds were used to (i) finance the cash portion of the consideration for the Lone Star Acquisition, (ii) repay our outstanding borrowings under our Revolving Credit Facility, and (iii) pay fees and expenses incurred in connection with the foregoing debt financing transactions and the Lone Star Acquisition. In June 2025, we entered into an amendment to our Term Loan A/ Revolver Credit Agreement to, among other things, (i) increase the Revolving Credit Facility from $400.0 million to $500.0 million, (ii) increase the Term Loan A from

$400.0 million to $600.0 million, and (iii) extend the maturity date for all outstanding borrowings thereunder to June 28, 2030. For further discussion regarding these agreements and developments, see Note 11 - Debt to the consolidated financial statements included elsewhere in this report.
Acquisitions Subsequent to Fiscal 2025 Year-End
In October 2025, we acquired eight HMA plants and related crews and equipment in the Houston, Texas metro area from affiliates of Vulcan Materials Company, and acquired all of the outstanding equity interests of P&S Paving, LLC, an HMA manufacturing and construction business headquartered in Daytona Beach, Florida, with two HMA plants serving northeast and central Florida. The aggregate transaction consideration for these acquisitions was approximately $262.1 million. For more information about these transactions, see Note 27 - Subsequent Events to the consolidated financial statements included elsewhere in this report.
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
Interest Expense, Net
Interest expense, net primarily represents interest incurred on our long-term debt, such as the Term Loans and the Revolving Credit Facility, as well as the changes in fair values of interest swap agreements and amortization of deferred debt issuance costs. These amounts are partially offset by interest income earned on short-term investments of cash balances in excess of our current operating needs.
Other Key Performance Indicators — Adjusted EBITDA, Adjusted EBITDA Margin and Adjusted Net Income
Adjusted EBITDA represents net income before, as applicable from time to time, (i) interest expense, net, (ii) provision (benefit) for income taxes, (iii) depreciation, depletion, accretion and amortization, (iv) share-based compensation expense, (v) loss on the extinguishment of debt, and (vi) nonrecurring expenses related to transformative acquisitions, which management considers to include transactions of a size that would require clearance under federal antitrust laws. Adjusted EBITDA Margin represents Adjusted EBITDA as a percentage of revenues for each period. Adjusted Net Income represents net income before (i) nonrecurring expenses related to transformative acquisitions, which management considers to include transactions of a size that would require clearance under federal antitrust laws, and (ii) nonrecurring fees associated with financing arrangements incurred in connection with transformative acquisitions. These metrics are supplemental measures of our operating performance that are neither required by, nor presented in accordance with, GAAP. These measures have limitations as analytical tools and should not be considered in isolation or as an alternative to net income or any other performance measure derived in accordance with GAAP as an indicator of our operating performance. We present Adjusted EBITDA, Adjusted EBITDA Margin and Adjusted Net Income because management uses these measures as key performance indicators, and we believe that securities analysts, investors and others use these measures to evaluate companies in our industry. Our calculation of Adjusted EBITDA, Adjusted EBITDA Margin and Adjusted Net Income may not be comparable to similarly named measures reported by other companies. Potential differences may include differences in capital structures, tax positions and the age and book depreciation of intangible and tangible assets.

The following table presents a reconciliation of net income, the most directly comparable measure calculated in accordance with GAAP, to Adjusted EBITDA and the calculation of Adjusted EBITDA Margin for the periods presented (in thousands, except percentages):

	For the Fiscal Year Ended September 30,
	2025	2024
Net income	$101,781	$68,935
Interest expense, net	90,358	19,071
Provision for income taxes	32,746	23,161
Depreciation, depletion, accretion and amortization	148,270	92,920
Share-based compensation expense	28,783	15,031
Transformative acquisition expenses	21,780	1,455
Adjusted EBITDA	$423,718	$220,573
Revenues	$2,812,356	$1,823,889
Adjusted EBITDA Margin	15.1%	12.1%
The following table presents a reconciliation of net income, the most directly comparable measure calculated in accordance with GAAP, to Adjusted Net Income for the periods presented (in thousands):

	For the Fiscal Year Ended September 30,
	2025	2024
Net income	$101,781	$68,935
Transformative acquisition expenses	21,780	1,455
Financing fees related to transformative acquisition	4,870	—
Tax impact due to above reconciling items	(6,437)	—
Adjusted Net Income	$121,994	$70,390

Results of Operations — Fiscal Year Ended September 30, 2025 Compared to Fiscal Year Ended September 30, 2024
The following table sets forth selected financial data for the fiscal years ended September 30, 2025 (“fiscal 2025”) and September 30, 2024 (“fiscal 2024”) (in thousands, except percentages). Refer to the Annual Report on Form 10-K for the fiscal year ended September 30, 2024, filed with the SEC on November 25, 2024, for a discussion of results for fiscal 2024 and a comparison of our financial results for fiscal 2024 to those for the fiscal year ended September 30, 2023.

	For the Fiscal Year Ended September 30,				Change from Fiscal 2024 to Fiscal 2025
	2025		2024
	Dollars	% of Revenues	Dollars	% of Revenues	$ Change	% Change

Revenues	$2,812,356	100.0%	$1,823,889	100.0%	$988,467	54.2%
Cost of revenues	2,373,263	84.4%	1,565,635	85.8%	807,628	51.6%
Gross profit	439,093	15.6%	258,254	14.2%	180,839	70.0%
General and administrative expenses	(199,290)	(7.1)%	(147,607)	(8.1)%	(51,683)	35.0%
Acquisition-related expenses	(25,903)	(0.9)%	(3,890)	(0.2)%	(22,013)	565.9%
Gain on sale of property, plant and equipment	10,911	0.4%	4,483	0.2%	6,428	143.4%
Operating income	224,811	8.0%	111,240	6.1%	113,571	102.1%
Interest expense, net	(90,358)	(3.2)%	(19,071)	(1.0)%	(71,287)	373.8%
Other (expense) income	86	0.1%	(70)	(0.1)%	156	(222.9)%
Income before provision for income taxes and earnings from investment in joint venture	134,539	4.9%	92,099	5.0%	42,440	46.1%
Provision for income taxes	32,746	1.2%	23,161	1.3%	9,585	41.4%
Loss from investment in joint venture	(12)	—%	(3)	0.2%	(9)	300.0%
Net income	$101,781	3.6%	$68,935	3.8%	$32,846	47.6%
Adjusted EBITDA	$423,718	15.1%	$220,573	12.1%	$203,145	92.1%
Adjusted Net Income	$121,994	4.3%	$70,390	3.9%	$51,604	73.3%

Revenues. Revenues for fiscal 2025 increased $1.0 billion, or 54.2%, to $2.8 billion from $1.8 billion for fiscal 2024. The increase included $835.2 million of revenues attributable to acquisitions completed during or subsequent to fiscal 2024 and an increase of approximately $153.2 million of revenues in our existing markets from contract work and sales of HMA and aggregates to third parties. The 8.4% increase in revenue in our existing markets was attributable to strong demand in both public and private work.

Gross Profit. Gross profit for fiscal 2025 increased $180.8 million, or 70.0%, to $439.1 million from $258.3 million for fiscal 2024. The increase in gross profit was primarily the result of the 54.2% increase in revenues for fiscal 2025 compared to fiscal 2024 and a higher gross profit margin. The higher gross profit margin was due to (i) efficient utilization of our plants and equipment fleet and (ii) completion of new backlog with more favorable margins.

General and Administrative Expenses. General and administrative expenses for fiscal 2025 increased $51.7 million, or 35.0%, to $199.3 million from $147.6 million for fiscal 2024. The increase was primarily attributable to general and administrative expenses associated with the operations of businesses acquired subsequent to fiscal 2024 and an increase in share-based compensation expense.

Acquisition-related expenses. Acquisition-related expenses for fiscal 2025 increased $22.0 million, or 565.9%, to $25.9 million from $3.9 million for fiscal 2024. The increase in acquisition-related expenses in fiscal 2025 compared to fiscal 2024 was primarily the result of the transformative acquisitions completed during fiscal 2025, including the acquisitions of Lone Star Paving and Durwood Greene Construction Co. and G&S Asphalt, Inc. d/b/a American Materials, Inc.

Gain on Sale of Property, Plant and Equipment. Gain on sale of property, plant and equipment for fiscal 2025 increased $6.4 million, or 143.4%, to $10.9 million from $4.5 million for fiscal 2024. The increase was primarily the result of higher disposals of equipment and components during fiscal 2025.
Interest Expense, Net. Interest expense, net for fiscal 2025 increased $71.3 million, or 373.8%, to $90.4 million compared to $19.1 million for fiscal 2024. The increase in interest expense, net was primarily related to borrowings under the Term Loan B Credit

Agreement that we entered into on November 1, 2024 and fees associated with amendments to, and additional borrowings under, our Term Loan A/ Revolver Credit Agreement.
Provision for Income Taxes. Our effective tax rate decreased to 24.3% for fiscal 2025 from 25.1% for fiscal 2024. Our lower effective tax rate during fiscal 2025 was due to differences in state tax rates at our operating subsidiaries.
Net Income. Net income increased $32.9 million, or 47.6%, to $101.8 million for fiscal 2025 compared to $68.9 million for fiscal 2024. The increase in net income was primarily a result of higher gross profit and gain on sale of property, plant and equipment, partially offset by an increase in general and administrative expenses, interest expense and provision for income taxes, all as described above.

Adjusted EBITDA and Adjusted EBITDA Margin. Adjusted EBITDA and Adjusted EBITDA Margin were $423.7 million and 15.1%, respectively, for fiscal 2025, compared to $220.6 million and 12.1%, respectively, for fiscal 2024. The increase in Adjusted EBITDA and Adjusted EBITDA Margin resulted primarily from a $32.8 million increase in net income, a $55.4 million increase in depreciation, depletion, accretion and amortization, a $71.3 million increase in interest expense, net, a $13.8 million increase in share-based compensation expense and a $20.3 million increase in transformative acquisition expenses. For a description of Adjusted EBITDA and Adjusted EBITDA Margin, as well as a reconciliation of Adjusted EBITDA to net income, see above under the heading “How We Assess Performance of Our Business — Other Key Performance Indicators — Adjusted EBITDA, Adjusted EBITDA Margin and Adjusted Net Income.”

Adjusted Net Income. Adjusted net income increased $51.6 million, or 73.3%, to $122.0 million for fiscal 2025 compared to $70.4 million for fiscal 2024. The increase in adjusted net income was primarily a result of higher gross profit, increase in gain on sale of property, plant and equipment and a $20.3 million increase in transformative acquisition expenses, partially offset by an increase in general and administrative expenses, interest expense under the Term Loan B and provision for income taxes, all as described above. For a description of Adjusted Net Income, as well as a reconciliation of Adjusted Net Income to net income, see above under the heading “How We Assess Performance of Our Business — Other Key Performance Indicators — Adjusted EBITDA, Adjusted EBITDA Margin and Adjusted Net Income.”

Liquidity and Capital Resources
Cash Flows Analysis
The following table sets forth our cash flows for the periods indicated (in thousands):

	For the Fiscal Year Ended September 30,
	2025	2024
Net cash provided by operating activities, net of acquisitions	$291,303	$209,079
Net cash used in investing activities	(1,280,187)	(307,585)
Net cash provided by financing activities	1,071,215	126,110
Net change in cash, cash equivalents and restricted cash	$82,331	$27,604

Operating Activities
During fiscal 2025, cash provided by operating activities, net of acquisitions, was $291.3 million, primarily as a result of:
•net income of $101.8 million, reflecting, among other things, $148.3 million of depreciation, depletion, accretion and amortization, deferred income taxes of $27.5 million, share-based compensation expense of $37.0 million, and gain on sale of property, plant and equipment of $10.9 million;
•an increase in contracts receivable including retainage of $56.0 million as a result of higher overall revenues due to acquisitions and growth in existing markets;
•an increase in inventories of $5.2 million due to increased inventories from acquisitions, growth in existing markets, higher inventory costs and normal fluctuations in our inventory cycle;
•a decrease in prepaid expenses and other current assets of $7.5 million, primarily due to the timing of payments under our insurance policies and other expenses;
•an increase in accounts payable and accrued expenses and other current liabilities of $57.1 million due to an increase in construction activity; and

•a net decrease in the difference between billings in excess of costs and estimated earnings on uncompleted contracts and costs and estimated earnings in excess of billings on uncompleted contracts of $16.4 million due to the timing of performing and closing projects.
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
Investing Activities
During fiscal 2025, cash used in investing activities was $1.28 billion, of which $1.16 billion related to acquisitions completed in the period, $137.9 million was invested in property, plant and equipment and $14.8 million was invested in restricted investments. These amounts were partially offset by $17.8 million of proceeds from the sale of equipment and $9.9 million of proceeds from the sale of restricted investments.
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
Financing Activities
During fiscal 2025, cash provided by financing activities was $1.07 billion. We received $1.24 billion in proceeds from the issuance of long-term debt, net of debt issuance costs and discounts, which was partially offset by $147.4 million of principal payments on long-term debt and purchase of treasury stock of $23.5 million.
During fiscal 2024, cash provided by financing activities was $126.1 million. We received $210.2 million in proceeds from the issuance of long-term debt, net of debt issuance costs and discounts, which was partially offset by $72.8 million of principal payments on long-term debt and the purchase of treasury stock of $11.3 million.
Term Loan A / Revolver Credit Agreement
During fiscal 2025 and fiscal 2024, we and each of our subsidiaries were parties to the Term Loan A / Revolver Credit Agreement, which provides for the Term Loan A and the Revolving Credit Facility. At September 30, 2025 and 2024, we had $592.5 million and $392.2 million, respectively, of principal outstanding under the Term Loan A, $190.0 million and $122.9 million, respectively, of principal outstanding under the Revolving Credit Facility, and availability of $303.5 million and $268.8 million, respectively, under the Revolving Credit Facility, including reduction for outstanding letters of credit. The obligations of our subsidiaries under the Term Loan A and the Revolving Credit Facility are secured by a first priority security interest in substantially all of our assets.
The Term Loan A / Revolver Credit Agreement requires us to maintain as of the end of each fiscal quarter a minimum consolidated interest coverage ratio of 3.00-to-1.00 and a maximum consolidated leverage ratio of 4.50-to-1.00, stepping down to 4.25-to-1.00 as of March 31, 2026, 4.00-to-1.00 as of December 31, 2026 and 3.75-to-1.00 as of September 30, 2027 and thereafter. At September 30, 2025 and 2024, our consolidated interest coverage ratio was 5.76-to-1.00 and 11.32-to-1.00, respectively, and our consolidated leverage ratio was 3.10-to-1.00 and 1.81-to-1.00, respectively.

From time to time, we have entered into interest rate swap agreements to hedge against the risk of changes in interest rates. At September 30, 2025 and 2024, the aggregate notional value of these interest rate swap agreements was $300.0 million, and the fair value was $7.9 million and $11.6 million, respectively, which is included within other assets on our Consolidated Balance Sheets.
For more information about the Term Loan A / Revolver Credit Agreement, see Note 11 - Debt to the consolidated financial statements included elsewhere in this report.
Term Loan B Credit Agreement
On November 1, 2024, we entered into the Term Loan B Credit Agreement, which provides for a senior secured first lien term loan facility in the aggregate principal amount of $850.0 million, which amount was fully drawn on November 1, 2024. The proceeds of the Term Loan B were used to (i) finance the cash portion of the consideration for the Lone Star Acquisition, (ii) repay a portion of our outstanding borrowings under the Revolving Credit Facility provided by the Term Loan A / Revolver Credit Agreement, and (iii) pay fees and expenses incurred in connection with the foregoing debt financing transactions and the Lone Star Acquisition. At September 30, 2025, we had $843.6 million of principal outstanding under the Term Loan B Credit Agreement.
For more information about the Term Loan B Credit Agreement, see Note 11 - Debt to the consolidated financial statements included elsewhere in this report.
Capital Requirements and Sources of Liquidity
During fiscal 2025 and fiscal 2024, our capital expenditures were approximately $137.9 million and $87.9 million, respectively. Our capital expenditures are typically made during the same fiscal year in which they are approved. At September 30, 2025, our commitments for capital expenditures were not material to our financial condition or results of operations on a consolidated basis. For fiscal 2026, we expect total capital expenditures to be $165.0 million to $185.0 million, including for both maintenance and growth. Our capital expenditure budget is an estimate and is subject to change.
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
Furthermore, on April 12, 2024, we announced that our board of directors authorized a stock repurchase program under which up to $40.0 million is available to purchase shares of our outstanding Class A common stock through March 5, 2026. We intend to utilize the stock repurchase program to minimize the dilutive impact of awards granted under our equity incentive plans and to repurchase shares opportunistically. Shares of Class A common stock may be repurchased from time to time in open market transactions at prevailing market prices, in privately negotiated transactions or by other means in accordance with federal securities laws, including Rule 10b5-1 plans. The stock repurchase program does not obligate us to repurchase any shares of Class A common stock, and the stock repurchase program may be modified, suspended, extended or terminated at any time by our board of directors. The actual timing, number and value of shares of Class A common stock repurchased will be determined by a committee of the board of directors at its discretion and will depend on a number of factors, including the market price of the Class A common stock, capital allocation alternatives, general market and economic conditions and other corporate considerations. During fiscal 2025, we repurchased a total of 145,099 shares of Class A common stock for an aggregate purchase price of $11.5 million.
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
We believe that our operating cash flow and available borrowings under the Credit Agreements will be sufficient to fund our operations and planned capital expenditures for at least the next 12 months. However, future cash flows are subject to a number of variables, including the potential impacts of inflation and supply chain constraints, and significant additional capital expenditures will be required to conduct our operations. Our operations and other capital resources may not provide sufficient cash to maintain planned or future levels of capital expenditures. In the event that we make one or more acquisitions and the amount of capital required is greater than the amount of cash on hand we have available for acquisitions at that time, we could be required to reduce the expected level of capital expenditures and/or seek additional capital. If we seek additional capital, we may do so through borrowings under the Credit Agreements, joint ventures, asset sales, offerings of debt or equity securities or other means. However, our ability to engage in any such transactions may be constrained by economic conditions and other factors outside of our control. Additional capital may not be available on acceptable terms or at all. If we are unable to obtain the funds we need, we may not be able to complete acquisitions that may be favorable to us or finance the capital expenditures necessary to conduct our operations.

Off-Balance Sheet Arrangements
As of September 30, 2025, the Company had aggregate letters of credit outstanding in the amount of $6.5 million, future purchase commitments for diesel fuel and natural gas of $1.2 million and $0.1 million, respectively, and $3.6 million of minimum royalty payments related to mineral leases at aggregates facilities. Other than the letters of credit, future purchase commitments and minimum royalty payments, we do not currently have any off-balance sheet arrangements that have, or are reasonably likely to have, a material current or future effect on our financial condition, changes in our financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources. See Note 18 - Commitments and Contingencies to our consolidated financial statements included elsewhere in this report for additional information.
Contractual Obligations
The following table summarizes our significant obligations outstanding as of September 30, 2025 (in thousands).

		Payments Due by Fiscal Year
	Total	2026	2027	2028	2029	2030	2031 and Thereafter
Debt obligations	$1,626,125	$38,500	$38,500	$38,500	$38,500	$481,000	$991,125
Operating leases	87,253	23,030	23,325	18,977	12,241	5,515	4,165
Purchase commitments	1,264	1,223	41	—	—	—	—
Royalty payments	3,599	416	404	379	370	293	1,737
Asset retirement obligations	2,539	—	—	—	—	—	2,539
Total	$1,720,780	$63,169	$62,270	$57,856	$51,111	$486,808	$999,566

In addition to the items set forth in the table above, in connection with the Lone Star Acquisition, we entered into a conditional purchase agreement pursuant to which we agreed to purchase from the sellers of Lone Star Paving, upon the receipt of certain permits and governmental entitlements, an entity that owns certain real property located in central Texas for aggregate consideration of $30.0 million. As of September 30, 2025, such permits and governmental entitlements had not yet been received.
Critical Accounting Estimates
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
Business Acquisitions
The Company accounts for business combinations using the acquisition method of accounting in accordance with Accounting Standards Codification (“ASC”) Topic 805, Business Combinations (“Topic 805”), which allocates the fair value of the purchase consideration to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values, other than leases acquired in connection with business combinations, which are recorded based on Topic 842, and contract assets and liabilities acquired in connection with business combinations, which are recorded based on ASC Topic 606, Revenue from Contracts with Customers. The excess of the purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill.
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
At September 30, 2025, we had a total of $1.6 billion of variable rate borrowings outstanding. Holding other factors constant and absent the interest rate swap agreements described above, a hypothetical 1% change in our borrowing rates would result in a $16.3 million change in our annual interest expense based on our variable rate debt outstanding at September 30, 2025. The notional amount of the Company’s outstanding interest rate swap contract at September 30, 2025 was $300.0 million. The maturity date of this swap is June 30, 2027, and the fair value of the outstanding swap contract was $7.9 million as of September 30, 2025.
The following table presents the future principal payment obligations, interest payments, and fair values associated with the Company’s debt instruments assuming the Company’s actual level of variable rate debt as of September 30, 2025 (in thousands).

	For the Fiscal Year Ending September 30,					Fair
	2026	2027	2028	Thereafter	Total	Value
Debt obligations
Term Loan A	$30,000	$30,000	$30,000	$502,500	$592,500	$592,500
Term Loan B	8,500	8,500	8,500	818,125	843,625	843,625
Revolving Credit Facility	—	—	—	190,000	190,000	190,000
Interest payments (1)	106,027	103,552	101,077	252,509	563,165	563,165

(1) Represents projected interest payments using the Company’s September 2025 SOFR-based floating rate of 6.32%.
See also Note 20 - Fair Value Measurements and Note 21 - Investments in Derivative Instruments to the consolidated financial statements included in this report.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Construction Partners, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Construction Partners, Inc. and its subsidiaries (the Company) as of September 30, 2025 and 2024, the related consolidated statements of comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended September 30, 2025, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2025, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of September 30, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated November 24, 2025 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee of the board of directors and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which they relate.
Revenue Recognition – Revenue Recognized Over Time Under Uncompleted Long-Term Construction Contracts
As described in Note 6 to the financial statements, the Company has recognized $3,292,915,000 of costs and estimated earnings to date on uncompleted contracts as of September 30, 2025. As described in Note 1 to the financial statements, the Company recognizes revenue derived from long-term construction contracts over time as the Company satisfies the single performance obligation for each construction contract. Progress towards completion of the performance obligation of each long-term construction project is estimated using the input method, which is measured by the relationship of total costs incurred through the measurement date to total estimated costs required to complete the project (cost-to-cost input method). Recognition of revenue under uncompleted long-term construction contracts requires significant judgment by management, including measuring progress towards completion of the contract by estimating total costs expected to be incurred to complete the performance obligation of a contract. We have identified the revenue recognized under long-term construction contracts that were uncompleted as of September 30, 2025, as a critical audit matter because of the significant assumptions management makes in determining the amount of revenue to recognize prior to completion of the performance obligation of a contract. Auditing management’s judgments related to measuring progress towards completion of the Company’s long-term construction contracts through estimating total costs expected to be incurred to complete the performance obligation of the long-term contracts involved a high degree of auditor judgment and increased audit effort due to the impact these assumptions could have on the accounting estimate.

Our audit procedures related to revenue recognized under uncompleted long-term construction contracts as of September 30, 2025 included the following, among others:
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
–Analyzed the estimated costs to complete and gross margins for uncompleted contracts by comparing the Company’s historical average gross margins by customer type to the estimated margin for uncompleted contracts as of September 30, 2025.
–Inquired with individuals outside of the accounting function, including project management teams and individuals responsible for oversight and satisfaction of the performance obligation, to obtain corroborating evidence regarding estimates of costs to complete and estimated gross margins on uncompleted contracts.
–Compared the costs and estimated earnings during the month immediately subsequent to the fiscal year end to costs and estimated earnings to date on uncompleted contracts as of September 30, 2025, and, on a sample basis, inquired with individuals responsible for oversight and satisfaction of the performance obligation in the contracts in order to obtain corroborating evidence regarding estimated earnings on uncompleted contracts.

Valuation of Certain Mineral Reserve Assets Acquired in a Business Combination
As described in Note 4 to the financial statements, the Company completed the acquisition of Lone Star Paving on November 1, 2024, for total consideration of $977.2 million. The Company accounted for this transaction under the acquisition method of accounting for business combinations. Accordingly, the consideration transferred was allocated to the assets acquired and liabilities assumed based primarily on their respective fair values, including identified property, plant and equipment of $392.4 million, which included mineral reserve assets of $131.9 million. The Company estimated the fair value of these mineral reserve assets using an income approach, which required management to make significant assumptions in order to estimate future cash flows.

We identified the valuation of certain mineral reserve assets acquired in the Lone Star Paving acquisition as a critical audit matter because of the significant estimates and assumptions management used in determining their fair value, including forecasts of revenue and margin and the selection of a discount rate. Auditing management’s assumptions involved a high degree of auditor judgment and an increase in audit effort, including the use of our valuation specialists, due to the impact these assumptions could have on the accounting estimate.

Our audit procedures related to the valuation of certain mineral reserve assets acquired in the Lone Star Paving acquisition included the following, among others:
•We read the purchase and sale agreement to understand and evaluate the terms of the acquisition.
•We obtained an understanding of the relevant controls related to the valuation of mineral reserve assets and tested such controls for design and operating effectiveness, including management’s controls over the estimates of future revenues and margin and the selection of a discount rate.
•We evaluated the reasonableness of the significant assumptions used by management related to forecasted revenues and margin and the discount rate. Evaluating management's assumptions related to forecasted revenues and margin involved considering the current and past performance of the acquired business.
•We tested the underlying data used by management to estimate the fair value of the mineral reserve assets for accuracy and completeness.
•We utilized our valuation specialists to assist in the following procedures, among others:
–Evaluating the appropriateness of the valuation models and methods used by management to estimate the fair value of the mineral reserve assets and testing their mathematical accuracy.
–Testing the market data used by management to estimate the forecasts of future pricing by independently obtaining such data from market sources and comparing it to the data used by management.
–Developing a market participant discount rate using publicly available market data and comparing that to the discount rate selected by management.
/s/ RSM US LLP
We have served as the Company’s auditor since 2017.
Birmingham, Alabama
November 24, 2025

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Construction Partners, Inc.
Opinion on the Internal Control Over Financial Reporting
We have audited Construction Partners, Inc. and its subsidiaries’ (the Company) internal control over financial reporting as of September 30, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2025, based on criteria established in Internal Control—Integrated
Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of September 30, 2025 and 2024, the related consolidated statements of comprehensive income, stockholders’ equity and cash flows, for each of the three years in the period ended September 30, 2025, and the related notes to the consolidated financial statements, and our report dated November 24, 2025 expressed an unqualified opinion.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audits included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinion. Under guidelines established by the SEC, reporting companies are permitted to exclude certain acquisitions from their first assessment of internal control over financial reporting following the acquisition date. In connection with its evaluation of the effectiveness of our internal controls over financial reporting as of September 30, 2025, management excluded from its assessment (i) Asphalt Inc., LLC d/ b/a Lone Star Paving, acquired on November 1, 2024, (ii) Overland Corporation, acquired on January 2, 2025, (iii) PRI of East Tennessee, Inc., acquired on May 1, 2025, and (iv) Durwood Greene Construction Co. and G&S Asphalt, Inc. d/b/a American Materials, Inc., acquired on August 1, 2025. Total revenues of 22% for the fiscal year ended September 30, 2025, were excluded from management’s assessment at September 30, 2025. These businesses will be included in management’s assessment of the effectiveness of internal controls over financial reporting as of September 30, 2026.
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

/s/ RSM US LLP

Birmingham, Alabama
November 24, 2025

CONSTRUCTION PARTNERS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	September 30,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$156,062	$74,686
Restricted cash	2,953	1,998
Contracts receivable including retainage, net	549,884	350,811
Costs and estimated earnings in excess of billings on uncompleted contracts	45,340	25,966
Inventories	155,133	106,704
Prepaid expenses and other current assets	25,459	24,841
Total current assets	934,831	585,006

Property, plant and equipment, net	1,153,070	629,924
Operating lease right-of-use assets	76,355	38,932
Goodwill	943,309	231,656
Intangible assets, net	79,230	20,549
Investment in joint venture	72	84
Restricted investments	23,176	18,020
Other assets	28,813	17,964
Total assets	$3,238,856	$1,542,135
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$284,218	$182,572
Billings in excess of costs and estimated earnings on uncompleted contracts	129,300	120,065
Current portion of operating lease liabilities	19,867	9,065
Current maturities of long-term debt	38,500	26,563
Accrued expenses and other current liabilities	110,163	42,189
Total current liabilities	582,048	380,454
Long-term liabilities:
Long-term debt, net of current maturities and deferred debt issuance costs	1,573,614	486,961
Operating lease liabilities, net of current portion	57,201	30,661
Deferred income taxes, net	80,079	53,852
Other long-term liabilities	33,951	16,467
Total long-term liabilities	1,744,845	587,941
Total liabilities	2,326,893	968,395
Commitments and contingencies
Stockholders’ Equity:
Preferred stock, par value $0.001; 10,000,000 shares authorized at September 30, 2025 and September 30, 2024 and no shares issued and outstanding	—	—
Class A common stock, par value $0.001; 400,000,000 shares authorized, 47,963,617 shares issued and 47,406,498 shares outstanding at September 30, 2025, and 44,062,830 shares issued and 43,819,102 shares outstanding at September 30, 2024	47	44
Class B common stock, par value $0.001; 100,000,000 shares authorized, 11,463,770 shares issued and 8,538,165 shares outstanding at September 30, 2025, and 11,784,650 shares issued and 8,861,698 shares outstanding at September 30, 2024	12	12
Additional paid-in capital	541,179	278,065
Treasury stock, Class A common stock, par value $0.001, at cost, 557,119 shares at September 30, 2025, and 243,728 shares at September 30, 2024	(34,589)	(11,490)
Treasury stock, Class B common stock, par value $0.001, at cost, 2,925,605 shares at September 30, 2025 and 2,922,952 shares at September 30, 2024	(16,046)	(15,603)
Accumulated other comprehensive income, net	4,369	7,502
Retained earnings	416,991	315,210
Total stockholders’ equity	911,963	573,740
Total liabilities and stockholders’ equity	$3,238,856	$1,542,135

See notes to consolidated financial statements.

CONSTRUCTION PARTNERS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands, except share and per share data)

	For the Fiscal Year Ended September 30,
	2025	2024	2023
Revenues	$2,812,356	$1,823,889	$1,563,548
Cost of revenues	2,373,263	1,565,635	1,367,163
Gross profit	439,093	258,254	196,385
General and administrative expenses	(199,290)	(147,607)	(126,505)
Acquisition-related expenses	(25,903)	(3,890)	(442)
Gain on sale of property, plant and equipment	10,911	4,483	7,048
Gain on facility exchange	—	—	5,389
Operating income	224,811	111,240	81,875
Interest expense, net	(90,358)	(19,071)	(17,346)
Other income (expense)	86	(70)	875
Income before provision for income taxes and earnings from investment in joint venture	134,539	92,099	65,404
Provision for income taxes	32,746	23,161	16,403
Loss from investment in joint venture	(12)	(3)	—
Net income	$101,781	$68,935	$49,001
Other comprehensive (loss) income, net of tax
Unrealized (loss) gain on interest rate swap contract, net	(3,221)	(11,889)	1,297
Unrealized gain (loss) on restricted investments, net	88	697	(223)
Other comprehensive (loss) income, net	(3,133)	(11,192)	1,074
Comprehensive income	$98,648	$57,743	$50,075

Net income per share attributable to common stockholders:
Basic	$1.85	$1.33	$0.95
Diluted	$1.84	$1.31	$0.94

Weighted average number of common shares outstanding:
Basic	54,943,919	51,883,760	51,827,001
Diluted	55,371,061	52,574,503	52,260,206

See notes to consolidated financial statements.

CONSTRUCTION PARTNERS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Treasury Stock Class A Common Stock	Treasury Stock Class B Common Stock	Accumulated Other Comprehensive (Loss) Income, net	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance, September 30, 2022	41,195,730	$41	14,275,867	$15	$256,571	$(39)	$(15,603)	$17,620	$197,274	$455,879
Conversion of Class B common stock to Class A common stock	2,354,404	3	(2,354,404)	(3)	—	—	—	—	—	—
Issuance of stock awards	210,412	—	—	—	—	—	—	—	—	—
Share-based compensation expense	—	—	—	—	10,759	—	—	—	—	10,759
Purchase of treasury stock	—	—	—	—	—	(139)	—	—	—	(139)
Other comprehensive income	—	—	—	—	—	—	—	1,074	—	1,074
Net income	—	—	—	—	—	—	—	—	49,001	49,001
Balance, September 30, 2023	43,760,546	44	11,921,463	12	267,330	(178)	(15,603)	18,694	246,275	516,574
Conversion of Class B common stock to Class A common stock	136,813	—	(136,813)	—	—	—	—	—	—	—
Issuance of stock awards	165,471	—	—	—	—	—	—	—	—	—
Share-based compensation expense	—	—	—	—	10,735	—	—	—	—	10,735
Purchase of treasury stock	—	—	—	—	—	(11,312)	—	—	—	(11,312)
Other comprehensive (loss)	—	—	—	—	—	—	—	(11,192)	—	(11,192)
Net income	—	—	—	—	—	—	—	—	68,935	68,935
Balance, September 30, 2024	44,062,830	44	11,784,650	12	278,065	(11,490)	(15,603)	7,502	315,210	573,740
Conversion of Class B common stock to Class A common stock	429,880	—	(429,880)	—	—	—	—	—	—	—
Issuance of stock awards	470,907	—	109,000	—	—	—	—	—	—	—
Issuance of common stock	3,000,000	3	—	—	236,247	—	—	—	—	236,250
Share-based compensation expense	—	—	—	—	26,867	—	—	—	—	26,867
Purchase of treasury stock	—	—	—	—	—	(23,099)	(443)	—	—	(23,542)
Other comprehensive (loss)	—	—	—	—	—	—	—	(3,133)	—	(3,133)
Net income	—	—	—	—	—	—	—	—	101,781	101,781
Balance, September 30, 2025	47,963,617	$47	11,463,770	$12	$541,179	$(34,589)	$(16,046)	$4,369	$416,991	$911,963

See notes to consolidated financial statements.

CONSTRUCTION PARTNERS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Fiscal Year Ended September 30,
	2025	2024	2023
Cash flows from operating activities:
Net income	$101,781	$68,935	$49,001
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, accretion and amortization	148,270	92,920	79,100
Amortization of deferred debt issuance costs	3,833	362	299
Unrealized loss on derivative instruments	—	184	342
Provision for bad debt	478	491	456
Gain on sale of property, plant and equipment	(10,911)	(4,483)	(7,048)
Gain on facility exchange	—	—	(5,389)
Realized losses on restricted investments	84	53	30
Share-based compensation expense	37,005	14,412	10,759
Loss from investment in joint venture	12	3	—
Deferred income taxes	27,461	22,681	11,165
Other non-cash adjustments	(592)	(300)	(263)
Changes in operating assets and liabilities:
Contracts receivable including retainage	(55,962)	(6,627)	(25,961)
Costs and estimated earnings in excess of billings on uncompleted contracts	(10,777)	5,531	2,573
Inventories	(5,151)	(15,480)	(7,320)
Prepaid expenses and other current assets	7,480	(13,015)	3,650
Other assets	(2,579)	(522)	(129)
Accounts payable	47,472	13,433	17,220
Billings in excess of costs and estimated earnings on uncompleted contracts	(5,591)	24,869	24,099
Accrued expenses and other current liabilities	9,592	4,828	2,340
Other long-term liabilities	(602)	804	2,233
Net cash provided by operating activities, net of acquisitions	291,303	209,079	157,157
Cash flows from investing activities:
Purchases of property, plant and equipment	(137,931)	(87,930)	(97,810)
Proceeds from sale of property, plant and equipment	17,769	14,059	17,698
Proceeds from facility exchange	—	—	36,987
Business acquisitions, net of cash acquired	(1,155,153)	(231,777)	(91,787)
Proceeds from the sale of restricted investments	9,897	3,553	2,900
Purchases of restricted investments	(14,769)	(5,490)	(11,360)
Net cash used in investing activities	(1,280,187)	(307,585)	(143,372)
Cash flows from financing activities:
Proceeds from issuance of long-term debt, net of debt issuance costs	1,242,107	210,235	103,000
Principal payments of long-term debt	(147,350)	(72,813)	(103,125)
Purchase of treasury stock	(23,542)	(11,312)	(139)
Net cash provided by (used in) financing activities	1,071,215	126,110	(264)
Net change in cash, cash equivalents and restricted cash	82,331	27,604	13,521
Cash, cash equivalents and restricted cash:
Beginning of year	76,684	49,080	35,559
End of year	$159,015	$76,684	$49,080

Supplemental cash flow information:
Cash paid for interest	$80,579	$21,680	$19,157
Cash paid for income taxes	$5,506	$5,447	$1,009
Cash paid for operating lease liabilities	$17,392	$6,874	$3,029
Non-cash items:
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$48,622	$29,097	$3,109
Property, plant and equipment financed with accounts payable	$6,523	$7,227	$2,459
Amounts (receivable) payable to sellers in business combinations	$57,471	$(153)	$—
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
Restricted Cash
Construction Partners Risk Management, Inc. (the “Captive”), a captive insurance company and wholly-owned subsidiary of the Company, provides general liability, automobile liability and workers’ compensation insurance coverage to the Company and its subsidiaries. Restricted cash represents cash held in a fiduciary capacity by the Captive for the payment of casualty insurance claims. The Company had restricted cash of $3.0 million and $2.0 million at September 30, 2025 and 2024, respectively.
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Consolidated Balance Sheets that sum to the total of such amounts shown in the Consolidated Statements of Cash Flows (unaudited, in thousands):

	September 30, 2025	September 30, 2024
Cash and cash equivalents	$156,062	$74,686
Restricted cash	2,953	1,998
Total cash, cash equivalents, and restricted cash	$159,015	$76,684

Restricted Investments
The Company’s restricted investments consist of debt securities, which are held in a fiduciary capacity by the Captive for the payment of casualty insurance claims. The Company determines the classification of its securities at the time of purchase and re-evaluates the determination at each balance sheet date. The Company has classified securities held by the Captive as available-for-sale. As a result, these securities are carried at their fair value. Purchases and sales of debt securities are recorded on the trade date. Interest income on debt securities is recorded when earned using an effective yield method. Unrealized gains and losses are reported as components of accumulated other comprehensive income (loss), net. These securities have been classified as non-current assets based on their respective maturity dates and the Company’s intent to reinvest sales proceeds into new restricted investments. The Company had restricted investments of $23.2 million and $18.0 million at September 30, 2025 and 2024, respectively.
The Company evaluates its available-for-sale debt securities quarterly to determine whether there has been a decline in the fair value below the amortized cost due to credit losses or other factors. This evaluation process entails judgment by the Company, and considers factors including the issuer’s financial condition and near-term prospects, future economic conditions, interest rate changes and changes in the rating of the security. When the Company has determined that it intends to sell, or that it is more likely than not that the Company will be required to sell a security before it recovers its amortized cost basis above fair value, the individual security is written down to fair value, with a corresponding charge to “Other income” within the Consolidated Statements of Comprehensive Income. For available-for-sale debt securities that do not meet the intent impairment criteria but for which the Company has determined that a credit loss exists, the present value of cash flows expected to be collected from the security is compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss allowance is recorded for the credit loss, limited by the amount by which the fair value is less than the amortized cost basis. For the fiscal years ended September 30, 2025, 2024 and 2023, the Company had no intent impairments or credit losses.
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
Concentration of Risks
Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of contracts receivable including retainage. In the normal course of business, the Company provides credit to its customers and does not generally require collateral. The Company monitors concentrations of credit risk associated with these receivables on an ongoing basis. The Company has not historically experienced significant credit losses, due primarily to management’s assessment of customers’ credit ratings. The Company principally deals with recurring customers, state and local governments and well-known local companies whose reputations are known to management. The Company performs credit checks for significant new customers and generally requires progress payments for significant projects. The Company generally has the ability to file liens against the property if payments are not made on a timely basis. No single customer accounted for more than 10% of the Company’s contracts receivable including retainage, net balance at September 30, 2025 or September 30, 2024.
Projects performed for various departments of transportation accounted for 43.4%, 40.7% and 36.2% of consolidated revenues for the fiscal years ended September 30, 2025, 2024 and 2023, respectively. Customers that accounted for more than 10% of consolidated revenues during any of the fiscal years ended September 30, 2025, 2024 and 2023 are presented below:

	% of Consolidated Revenues for the Fiscal Year Ended September 30,
	2025	2024	2023
Florida Department of Transportation	*	13.6%	10.7%
North Carolina Department of Transportation	*	*	10.5%

* Less than 10%
Inventories
The Company’s inventories are stated at the lower of cost or net realizable value and are accounted for on an average cost basis or a first-in, first-out cost basis. The cost of inventory includes the cost of material, labor, trucking and other equipment costs associated with procuring and transporting materials to HMA plants for production and delivery to customers. Inventories consist primarily of construction stone that has been removed from aggregates facilities and processed for future sale or internal use, raw materials including asphalt cement, and aggregates and millings that the Company expects to utilize on construction projects within one year. Inventories valued on the average cost basis totaled $136.5 million and $95.8 million, respectively, at September 30, 2025 and 2024. Inventories valued on the first-in, first-out cost basis totaled $18.6 million and $10.9 million, respectively, at September 30, 2025 and 2024.

Revenues from Contracts with Customers
The Company derives a significant portion of revenues from contracts with its customers, predominantly by performing construction services for both public and private infrastructure projects, with an emphasis on highways, roads, bridges, airports and commercial and residential developments. These projects are performed for a mix of federal, state, municipal and private customers. In addition, the Company generates revenues from the sale of construction materials, including HMA, aggregates and liquid asphalt to third-party public and private customers pursuant to contracts with those customers. The following table reflects, for the periods presented, (i) revenues generated from public infrastructure construction projects and the sale of construction materials to public customers and (ii) revenues generated from private infrastructure construction projects and the sale of construction materials to private customers.

	% of Consolidated Revenues for the Fiscal Year Ended September 30,
	2025	2024	2023
Public	64.6%	63.1%	63.0%
Private	35.4%	36.9%	37.0%

Revenues derived from construction projects are recognized over time as the Company satisfies its performance obligations by transferring control of the asset created or enhanced by the project to the customer. Recognition of revenues for construction projects requires significant judgment by management, including, among other things, estimating total costs expected to be incurred to complete a project and measuring progress toward completion. Management reviews contract estimates regularly to assess revisions of estimated costs to complete a project and for measurement of progress toward completion. No material adjustments to a contract were noted in the fiscal years ended September 30, 2025, 2024 or 2023.
Management believes the Company maintains reasonable estimates of contract costs based on prior experience; however, many factors contribute to changes in estimates of contract costs. Accordingly, estimates made with respect to uncompleted projects are subject to change as each project progresses and better estimates of contract costs become available. All contract costs are recorded as incurred, and revisions to estimated total costs are reflected as soon as the obligation to perform is determined. Provisions are recognized for the full amount of estimated losses on uncompleted contracts whenever evidence indicates that the estimated total cost of a contract exceeds its estimated total revenue, regardless of the stage of completion. When the Company incurs additional costs related to work performed by subcontractors, the Company may be able to utilize contractual provisions to back charge the subcontractors for those costs. A reduction to costs related to back charges is recognized when estimated recovery is probable and the amount can be reasonably estimated. Contract costs consist of (i) direct costs on contracts, including labor, materials, and amounts payable to subcontractors and (ii) indirect costs related to contract performance, such as insurance, employee benefits, and equipment (primarily depreciation, fuel, maintenance and repairs).
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
The Company’s financial instruments include cash and cash equivalents, restricted cash, contracts receivable including retainage, accounts payable and accrued expenses reflected as current assets and current liabilities on its Consolidated Balance Sheets at September 30, 2025 and 2024. Due to the short-term nature of these instruments, management considers their carrying value to approximate their fair value.
The Company also has debt securities reflected as restricted investments on its Consolidated Balance Sheets at September 30, 2025 and 2024. These investments are adjusted to fair value at each balance sheet date and are considered Level 2 fair value measurements.
As of September 30, 2025, the Company also had Term Loans and a Revolving Credit Facility, each as defined and described in Note 11 - Debt. The carrying value of amounts outstanding under these credit facilities is reflected as long-term debt, net of current maturities and deferred debt issuance costs and current maturities of long-term debt on the Company’s Consolidated Balance Sheets at September 30, 2025 and 2024. Due to the variable rate or short-term nature of these instruments, management considers their carrying value to approximate their fair value.
The Company also has derivative instruments. The fair value of commodity and interest rate swaps are based on forward and spot prices, as described in Note 20 - Fair Value Measurements.
Level 3 fair values are used to value acquired mineral reserves and leased mineral interests. The fair values of mineral reserves and leased mineral interests are determined using an excess earnings approach, which requires management to estimate future cash flows. The estimate of future cash flows is based on available historical information and forecasts determined by management, but is inherently uncertain. Key assumptions in estimating future cash flows include sales price, volumes, expected profit margins, net of capital requirements, and discount rates. The present value of the projected net cash flows represents the fair value assigned to mineral reserves and mineral interests. The discount rate is a significant assumption used in the valuation model and is based on the required rate of return that a hypothetical market participant would assume if purchasing the acquired business.
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
Segment Reporting and Reporting Units
As of September 30, 2025, the Company operated in Alabama, Florida, Georgia, North Carolina, Oklahoma, South Carolina, Tennessee and Texas through its wholly-owned subsidiaries. Each of the Company’s platform operating companies engages in essentially the same business, which consists primarily of infrastructure and road construction.
Management has determined that the Company functions as a single operating segment, and thus reports as a single reportable segment. This determination is based on rules prescribed by GAAP applied to the manner in which management operates the Company. In particular, management assessed the discrete financial information routinely reviewed by the Company’s chief operating decision maker (“CODM”), its Chief Executive Officer, to monitor the Company’s operating performance and support decisions regarding allocation of resources to its operations. The CODM assesses segment performance and determines annual budgeting and forecasting using net income, which is reported in the Company’s Consolidated Statements of Comprehensive Income. The key expenses analyzed by the CODM include cost of revenues, general and administrative expenses, acquisition-related expenses and interest expense, net, which are disclosed in the Company's Consolidated Statements of Comprehensive Income. The measure of segment assets is reported in the Company's Consolidated Balance Sheets.
Specifically, performance is continuously monitored at the consolidated and, as necessary, the individual contract level to timely identify deviations from expected results. Resource allocations are based on the capacity of the Company’s operating facilities to pursue new project opportunities, including reallocation of underutilized assets from time to time from one operating facility to another where additional resources might be required to fully meet demand. Other factors further supporting this conclusion include substantial similarities throughout all of the Company’s operations with respect to services provided, type of customers, sourcing of materials and manufacturing and delivery methodologies.
Management further determined that, based on their economic similarities, the Company’s wholly-owned subsidiaries, representing components, should be aggregated into one reporting unit for purposes of assessing potential impairment of goodwill in accordance with ASC Topic 350, Intangibles — Goodwill and Other. These legal entities represent acquisitions that occurred over time pursuant to the Company’s strategic growth strategy. Each operating subsidiary is managed by a regional president, who has primary responsibility for the respective operating subsidiary. These regional presidents are directly accountable to the CODM and maintain regular contact with the CODM as a team to discuss operating activities, financial results, forecasts, and operating plans for the Company’s single operating segment.
Goodwill and Other Intangible Assets
Goodwill represents the excess of the purchase price over the fair value of net assets acquired and liabilities assumed in business combinations. Other intangible assets consist of finite-lived assets, including a non-compete agreement, trade name license, customer relationships and construction backlog, each acquired in business acquisitions. Goodwill is not amortized, but is reviewed for impairment at least annually, or more frequently when events or changes in circumstances indicate that the carrying value may not be recoverable. Judgments regarding indicators of potential impairment are based on market conditions and operational performance of the business.
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
The second step requires comparing the carrying value of a reporting unit, including goodwill, to its fair value, typically using the multiple period discounting method under the income approach and market approach. The income approach uses a discounted cash flow model, which includes the preparation of revenues and profitability growth forecasts, selection of a discount rate, and selection of a terminal year multiple, to estimate fair value. The market approach could include applying a control premium to the market price of the Company’s common stock or utilizing guideline public company multiples. Management’s assessment of facts and circumstances at each analysis date could cause these assumptions to change. If the fair value of the respective reporting unit exceeds its carrying amount, goodwill is not considered to be impaired, and no further testing is required. If the carrying amount of a reporting unit exceeds its fair value, an impairment charge is recorded to write down goodwill in the Company’s Consolidated Statements of Comprehensive Income.
The Company performed a quantitative assessment of goodwill using the market capitalization calculation for fiscal years 2025 and 2024 and determined that the fair value of its reporting unit exceeded its carrying value, and thus concluded that the carrying value of goodwill was not impaired as of each goodwill impairment test date, which is July 1 of the applicable year. Accordingly, no further analysis was required or performed.
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
The Company provides employee medical insurance under policies that are both fixed-premium, fully-insured policies and self-insured policies that are administered by the insurance company. Under the self-insured policies, the Company is liable to reimburse the insurance company for actual claims paid plus an administrative fee. The Company purchases separate stop-loss insurance that limits the individual participant claim loss to amounts ranging from $100,000 to $225,000.
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
Warranties
For some contracts, the Company is required to furnish a warranty that is usually one year in length. Because of the nature of these contracts, including contract owner inspections of the work both during construction and prior to acceptance, the Company has not experienced significant warranty costs for these short-term warranties and, therefore, has not established an accrual of these costs. Certain contracts carry longer warranty periods, for which the Company has accrued an estimate of warranty costs. The warranty liability is estimated based on the Company’s experience with the specific type of construction work and was not significant as of September 30, 2025 or 2024.
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

Stripping costs incurred during the development stage of a mine (pre-production stripping) are capitalized and reported within property, plant and equipment, net in the Company’s Consolidated Balance Sheets. Capitalized pre-production stripping costs are depleted in accordance with the units-of-production method as aggregates are extracted, once the mine is no longer in the development stage. Pre-production stripping costs included in property, plant and equipment was $1.7 million as of both September 30, 2025 and 2024.
Stripping costs incurred during the production phase of a mine are variable production costs and are included in the costs of the inventory produced during the period that the stripping costs are incurred. The production phase of a mine is deemed to begin when saleable minerals are extracted, regardless of the level of production. However, the production phase does not commence with the removal of de minimis saleable mineral material that occurs in conjunction with the removal of overburden or waste material for the purpose of obtaining access to aggregate materials. Stripping costs considered as production costs and included in the costs of inventory produced for the fiscal years ended September 30, 2025, 2024 and 2023 were $3.7 million, $3.2 million and $3.1 million, respectively.
Asset Retirement Obligations
Asset retirement obligations (“AROs”) are legal obligations associated with the retirement of tangible long-lived assets resulting from the acquisition, construction, development and/or normal use of the underlying assets. The ARO is recognized at its estimated fair value in the period in which it is incurred. These obligations generally include the estimated net future costs of dismantling, restoring and reclaiming operating mines and related mine sites, in accordance with federal, state, local regulatory and land lease agreement requirements. Upon initial recognition of a liability, the associated asset retirement costs are capitalized as part of the related long-lived asset and depreciated over the estimated useful life of the related asset. The liability is accreted over time through charges to earnings. Reclamation costs are periodically adjusted to reflect changes in the estimated present value resulting from the passage of time and revisions to the estimates of either the timing or amount of the reclamation and abandonment costs. If the ARO is settled for an amount other than the carrying amount of the liability, the Company recognizes a gain or loss on settlement. The Company reviews, on an annual basis, unless otherwise deemed necessary, the ARO at each mine site in accordance with ASC guidance for accounting for reclamation obligations.
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

Note 3 - Accounting Standards
Recently Adopted Accounting Pronouncements
In November 2023, the Financial Accounting Standards Board (the “FASB”) issued ASU 2023-07, “Segment Reporting - Improvements to Reportable Segment Disclosures,” which requires enhanced disclosures related to significant segment expenses and a description of how the CODM utilizes segment operating profit or loss to assess segment performance. The new standard is effective for fiscal years beginning after December 15, 2023 and is to be applied retrospectively. The Company adopted this ASU retrospectively for the fiscal year ended September 30, 2025.
Accounting Standards Pending Adoption
In December 2023, the FASB issued ASU 2023-09, “Income Taxes - Improvements to Income Tax Disclosures,” which requires disclosure of specific categories and disaggregation of information in the rate reconciliation table and expands disclosures related to income taxes paid. The new standard is effective for fiscal years beginning after December 15, 2024 and is to be applied prospectively. The Company does not expect ASU 2023-09 to have a material impact on the Company’s financial statements and disclosures.
In November 2024, the FASB issued ASU 2024-03, “Disaggregation of Income Statement Expenses,” which requires disclosure of additional information about certain expenses in the notes to the financial statements. The new standard is effective for fiscal years beginning after December 15, 2026 and is to be applied prospectively. The Company does not expect ASU 2024-03 to have a material impact on the Company’s financial statements and disclosures.

Note 4 - Business Acquisitions
During the fiscal year ended September 30, 2025, the Company and its subsidiaries made the following business acquisitions:
Texas Acquisition
On November 1, 2024, the Company acquired all of the outstanding membership units of Asphalt Inc., LLC (doing business as Lone Star Paving) (“Lone Star Paving” and such acquisition, the “Lone Star Acquisition”), a vertically integrated asphalt manufacturing and paving company headquartered in Austin, Texas, with 10 HMA plants, four aggregates facilities, and one liquid asphalt terminal supporting its operations. The aggregate consideration delivered at the closing of the Lone Star Acquisition consisted of (i) $659.0 million in cash (as adjusted pursuant to the purchase agreement) and (ii) 3,000,000 shares of Class A common stock having an aggregate fair market value of approximately $236.3 million at closing. The cash paid at closing was funded from the proceeds of the Term Loan B (defined below). In addition, the Company agreed to (i) pay cash to the selling unit holders in an amount equal to the working capital remaining in Lone Star Paving at closing in the amount of $81.5 million, as finally determined (subject to adjustments and offsets to satisfy certain indemnification obligations and any purchase price overpayments), to be paid out in quarterly installments over four quarters following the closing and (ii) purchase from the selling unit holders for $30.0 million in cash an entity that owns certain real property following receipt of specified operational entitlements, which had not been received as of September 30, 2025 and expires December 31, 2025. At September 30, 2025, $44.3 million was reflected on the Company’s Consolidated Balance Sheets within accrued expenses and other current liabilities, representing the estimated fair value of the remaining working capital payable.
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
Alabama Acquisition
On February 3, 2025, the Company acquired substantially all of the assets of Mobile Asphalt Company LLC (“Mobile Asphalt Company”), an asphalt manufacturing and paving company headquartered in Theodore, Alabama, for $54.6 million, which was paid from available cash on hand and a draw from the Revolving Credit Facility. The transaction added five HMA plants and expanded the Company’s operations in the greater Mobile and southwestern Alabama market areas.
Tennessee Acquisition - Provisional
On May 1, 2025, the Company acquired all the outstanding capital stock of PRI of East Tennessee, Inc., an asphalt manufacturing and construction business headquartered in Knoxville, Tennessee, and Pavement Restorations, Inc., a pavement preservation business headquartered in Milan, Tennessee (collectively, “PRI”) for a total of $96.1 million, which was paid from available cash on hand and a draw from the Revolving Credit Facility. The transaction established the Company’s first platform company in Tennessee, with operations including an HMA plant and related crews and equipment serving northeastern Tennessee and a specialized pavement preservation and sitework business serving multiple southeastern states.
Texas Acquisition - Provisional
On August 1, 2025, the Company acquired all the outstanding capital stock of Durwood Greene Construction Co. and G&S Asphalt, Inc. d/b/a American Materials, Inc. (collectively, “Durwood Greene”), an asphalt manufacturing and construction business headquartered in Stafford, Texas, for $192.5 million, which was paid from available cash on hand and a draw from the Revolving Credit Facility. The transaction expanded the Company’s operations in Texas, adding three HMA plants and related crews and equipment serving the Houston, Texas metropolitan area.
The stock purchase agreement includes an earn-out provision that requires the Company to pay up to $20.0 million to the former owners of Durwood Greene based upon the extent of the acquired business’s achievement of certain annual Adjusted EBITDA targets for a five-year period ending September 30, 2030. No payment will be made if the Adjusted EBITDA targets are not achieved at a specified threshold level. At September 30, 2025, the earn-out was valued at $10.7 million, which is reflected as “Other long-term liabilities” on the Company’s Consolidated Balance Sheets. The stock purchase agreement also required prepayment of various expenses in the amount of $15.0 million, which has been included in investing activities in the Consolidated Statements of Cash Flows for the fiscal year ended September 30, 2025.

Combined Acquisitions During the Fiscal Year Ended September 30, 2025
The above-referenced acquisitions were accounted for as business combinations in accordance with Topic 805. The Company consulted with independent third parties to assist in the valuation process. Total consideration transferred for these five acquisitions was $1.5 billion as of September 30, 2025.
Identifiable assets acquired and liabilities assumed were recorded at their estimated fair values based on the methodologies described under Business Acquisitions in Note 2 - Significant Accounting Policies. The amount of the purchase price exceeding the net fair value of identifiable assets acquired and liabilities assumed was recorded as goodwill in the aggregate amount of $709.3 million for these five acquisitions, which is deductible for income tax purposes. Goodwill primarily represents the assembled workforce and synergies expected to result from the acquisitions.
The results of operations attributable to these acquisitions are included in the Company’s Consolidated Statements of Comprehensive Income for the fiscal year ended September 30, 2025, from their respective acquisition dates forward. The Company records certain costs to effect acquisitions as they are incurred, which are reflected in general and administrative expenses on the Company’s Consolidated Statements of Comprehensive Income in the amounts of $22.5 million, $1.5 million, and $0.3 million for the fiscal years ended September 30, 2025, 2024 and 2023, respectively.
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

The following table summarizes the consideration for the aforementioned acquisitions and the amounts of identified assets acquired and liabilities assumed as of September 30, 2025 (in thousands):

	Lone Star Paving	Overland (Provisional)	Mobile Asphalt Company	PRI (Provisional)	Durwood Greene (Provisional)	Total
Cash and cash equivalents	$15,168	$2,426	$—	$1,439	$6,691	$25,724
Contracts receivable including retainage	96,740	5,658	6,071	12,584	23,426	144,479
Cost and estimated earnings in excess of billings on uncompleted contracts	3,972	501	65	2,005	2,852	9,395
Inventories	26,604	6,414	2,975	964	6,106	43,063
Prepaid expenses and other current assets	546	1,704	421	250	755	3,676
Property, plant and equipment	392,350	34,561	28,095	50,005	32,052	537,063
Operating lease right-of-use assets	2,006	33	2,924	176	111	5,250
Intangible assets	47,200	4,350	—	2,000	10,200	63,750
Total assets	584,586	55,647	40,551	69,423	82,193	832,400

Accounts payable	36,810	5,287	2,586	2,427	7,768	54,878
Billings in excess of costs and estimated earnings on uncompleted contracts	10,293	2,090	180	658	1,606	14,827
Accrued expenses and other current liabilities	4,574	1,597	—	2,418	3,722	12,311
Operating lease liabilities	1,949	33	2,924	—	123	5,029
Total liabilities	53,626	9,007	5,690	5,503	13,219	87,045

Goodwill	446,247	73,109	19,777	32,711	137,499	709,343

Total cash consideration transferred	696,692	121,057	54,638	96,057	192,533	1,160,977
Fair value of Class A common stock transferred	236,250	—	—	—	—	236,250
Earn-out payable	—	—	—	—	10,734	10,734
Total consideration (receivable) payable	44,265	(1,308)	—	574	3,206	46,737
Total purchase price	$977,207	$119,749	$54,638	$96,631	$206,473	$1,454,698

The fair value of the financial assets acquired includes contracts receivables including retainage with an estimated fair value $144.5 million, which is the same amount as the gross amount due under the contracts. There is no amount that is expected to be uncollectible. The Consolidated Statement of Comprehensive Income for the fiscal year ended September 30, 2025 includes $673.7 million of revenue and $30.2 million of net income attributable to the operations of the businesses acquired during the 2025 fiscal year from their respective acquisition dates through September 30, 2025.
The following table presents pro forma revenues and net income as though the fiscal year 2025 acquisitions had occurred on October 1, 2023 (unaudited, in thousands):

	For the Fiscal Year Ended September 30,
	2025	2024
Pro forma revenues	$3,053,474	$2,878,733
Pro forma net income	$139,131	$124,355

Pro forma financial information is presented as if the operations of the acquisitions had been included in the consolidated results of the Company since October 1, 2023, and gives effect to transactions that are directly attributable to the acquisitions, including adjustments to:
(a)Include the pro forma results of operations of the acquisitions for the fiscal years ended September 30, 2025 and 2024.

(b)Include additional depreciation and depletion expense related to the fair value of acquired property, plant and equipment and reserves at aggregates facilities, as applicable, as if such assets were acquired on October 1, 2023 and consistently applied to the Company’s depreciation and depletion methodologies.

(c)Include interest expense under the Term Loan B and Revolving Credit Facility, as if the funds borrowed to finance the purchase price were borrowed on October 1, 2023. Interest expense calculations further assume that no principal payments were made during the period from October 1, 2023 through September 30, 2025, and that the interest rate in effect on the date the Company made the acquisitions was in effect for the period from October 1, 2023 through September 30, 2025.

(d)Exclude acquisition-related expenses from the fiscal year ended September 30, 2025, as though such expenses were incurred prior to the pro forma acquisition date of October 1, 2023.

Pro forma information is presented for informational purposes and may not be indicative of revenues or net income that would have been achieved if these acquisitions had occurred on October 1, 2023.
Combined Acquisitions During the Fiscal Year Ended September 30, 2024
The following table summarizes the finalized consideration for the combined acquisitions during the fiscal year ended September 30, 2024, and the amounts of identified assets acquired and liabilities assumed (in thousands):

	Provisional Amounts as of September 30, 2024	Finalized Amounts as of September 30, 2025
Cash and cash equivalents	$—	$—
Contracts receivable including retainage	41,038	40,148
Cost and estimated earnings in excess of billings on uncompleted contracts	4,202	3,442
Inventories	4,656	4,696
Prepaid expenses and other current assets	1,628	1,027
Property, plant and equipment	118,441	118,107
Deferred tax assets	1,820	2,028
Intangible assets	2,920	2,850
Operating lease right-of-use assets	633	633
Total assets	175,338	172,931

Accounts payable	12,965	13,219
Billings in excess of costs and estimated earnings on uncompleted contracts	15,267	14,647
Accrued expenses and other current liabilities	4,281	5,348
Operating lease liabilities	633	633
Total liabilities	33,146	33,847

Goodwill	61,650	63,960

Total purchase price	$203,842	$203,044

During the year ended September 30, 2025, goodwill increased by $2.3 million for measurement period adjustments for acquisitions completed during the fiscal year ended September 30, 2024.

Note 5 - Contracts Receivable Including Retainage, net
Contracts receivable including retainage, net consisted of the following at September 30, 2025, 2024, and 2023 (in thousands):

	September 30,
	2025	2024	2023
Contracts receivable	$483,811	$299,156	$251,324
Retainage	67,044	52,728	53,286
	550,855	351,884	304,610
Allowance for credit losses	(971)	(1,073)	(906)
Contracts receivable including retainage, net	$549,884	$350,811	$303,704

The following is a summary of changes in the allowance for credit losses balance during the fiscal years ended September 30, 2025, 2024, and 2023 (in thousands):

	For the Fiscal Year Ended September 30,
	2025	2024	2023
Balance at beginning of period	$1,073	$906	$612
Charged (credited) to bad debt expense	478	491	456
Write-off of contracts receivable including retainage	(580)	(324)	(162)
Balance at end of period	$971	$1,073	$906

Retainage receivables are amounts earned by the Company but held by customers until contracts are near completion or fully completed.

Note 6 - Contract Assets and Liabilities
Costs and estimated earnings compared to billings on uncompleted contracts at September 30, 2025, 2024, and 2023 consisted of the following (in thousands):

	September 30,
	2025	2024	2023
Costs on uncompleted contracts	$2,899,250	$2,224,511	$1,831,106
Estimated earnings to date on uncompleted contracts	393,665	271,719	194,760
	3,292,915	2,496,230	2,025,866
Billings to date on uncompleted contracts	(3,376,875)	(2,590,329)	(2,077,475)
Net billings in excess of costs and estimated earnings on uncompleted contracts	$(83,960)	$(94,099)	$(51,609)

Significant changes to balances of costs and estimated earnings in excess of billings (contract asset) and billings in excess of costs and estimated earnings (contract liability) on uncompleted contracts from September 30, 2023 to September 30, 2025 are presented below (in thousands):

	Costs and Estimated Earnings in Excess of Billings on Uncompleted Contracts	Billings in Excess of Costs and Estimated Earnings on Uncompleted Contracts	Net Billings in Excess of Costs and Estimated Earnings on Uncompleted Contracts
September 30, 2023	$27,296	$(78,905)	$(51,609)
Changes in revenue billed, contract price or cost estimates	(1,330)	(41,160)	(42,490)
September 30, 2024	25,966	(120,065)	(94,099)
Changes in revenue billed, contract price or cost estimates	19,374	(9,235)	10,139
September 30, 2025	$45,340	$(129,300)	$(83,960)

As work is performed, revenue is recognized and the corresponding liability balance of billings in excess of costs and estimated earnings on uncompleted contracts is reduced. During the years ended September 30, 2025 and 2024 and 2023, the Company recognized revenue of $120.1 million, $78.9 million and $52.5 million, respectively, that was included in the billings in excess of costs and estimated earnings on uncompleted contracts liability balance at September 30, 2024, 2023 and 2022, respectively.
At September 30, 2025, the Company had unsatisfied or partially unsatisfied performance obligations under construction project contracts representing approximately $2.19 billion in aggregate transaction price. The Company expects to earn revenue as it satisfies the performance obligations under those contracts in the amount of approximately $1.77 billion during the fiscal year ending September 30, 2026, and approximately $0.42 billion thereafter.

Note 7 - Other Assets
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following at September 30, 2025 and 2024 (in thousands):

	September 30,
	2025	2024
Prepaid expenses	$18,027	$10,170
Other current assets	7,432	14,671
Total prepaid expenses and other current assets	$25,459	$24,841

Other Assets
Other assets consisted of the following at September 30, 2025 and 2024 (in thousands):

	September 30,
	2025	2024
Interest rate swap contract	$7,916	$11,646
Notes receivable	618	618
Other assets	20,279	5,700
Total other assets	$28,813	$17,964

Note 8 - Property, Plant and Equipment
Property, plant and equipment at September 30, 2025 and 2024 consisted of the following (in thousands):

	September 30,
	2025	2024
Construction equipment	$766,914	$570,044
Plants	413,983	255,214
Land and improvements	202,120	94,182
Mineral reserves	201,440	69,334
Buildings	54,583	39,838
Furniture and fixtures	10,209	8,616
Leasehold improvements	1,431	1,268
Total property, plant and equipment, gross	1,650,680	1,038,496
Accumulated depreciation, depletion and amortization	(526,370)	(426,842)
Construction in progress	28,760	18,270
Total property, plant and equipment, net	$1,153,070	$629,924

Depreciation, depletion and amortization expense related to property, plant and equipment for the fiscal years ended September 30, 2025, 2024 and 2023 was $144.0 million, $80.0 million and $68.9 million, respectively.
Mineral reserves, net of accumulated depletion, as of September 30, 2025 and 2024 were $190.7 million and $62.1 million, respectively. These amounts include $1.4 million of ARO assets, net of accumulated depletion associated with active mining operations as of September 30, 2025 and 2024, respectively, and $1.7 million of capitalized stripping costs, net of accumulated depletion associated with development stage mining operations as of September 30, 2025 and 2024, respectively.
Note 9 - Goodwill and Other Intangible Assets
The following presents goodwill activity during the fiscal years ended September 30, 2025 and 2024 (in thousands):

Balance at September 30, 2023	$159,270
Additions	70,954
Measurement period adjustments	1,432
Balance at September 30, 2024	231,656
Additions	709,343
Measurement period adjustments	2,310
Balance at September 30, 2025	$943,309

The additions in goodwill as of September 30, 2025 compared to September 30, 2024 were attributable to $709.3 million for business acquisitions (see Note 4 - Business Acquisitions) completed during the fiscal year ended September 30, 2025 and an increase of $2.3 million for measurement period adjustments that were finalized for acquisitions completed during the fiscal year ended September 30, 2024.

A summary of other intangible assets at September 30, 2025 and 2024 is as follows (in thousands):

		September 30,
		2025			2024
	Weighted Average Life	Gross Value	Accumulated Amortization	Net Book Value	Gross Value	Accumulated Amortization	Net Book Value
Finite-lived:
Trade name licenses	18 years	22,470	(1,135)	21,335	5,300	—	5,300
Customer relationship	13 years	59,403	(7,478)	51,925	15,673	(3,806)	11,867
Other	3 years	8,450	(2,480)	5,970	5,670	(2,288)	3,382
Total intangible assets		$90,323	$(11,093)	$79,230	$26,643	$(6,094)	$20,549

The change in gross value of other intangible assets as of September 30, 2025 compared to September 30, 2024 is primarily attributable to $63.8 million of business acquisitions (see Note 4 - Business Acquisitions) completed during the fiscal year ended September 30, 2025, and the weighted average life of the acquired intangible assets is fourteen years.
Total amortization expense related to finite-lived intangible assets was $5.0 million, $2.2 million and $2.4 million for the fiscal years ended September 30, 2025, 2024 and 2023, respectively.
Estimated future total amortization expense related to finite-lived intangible assets is as follows (in thousands):

Fiscal Year	Estimated Amortization Expense
2026	$8,708
2027	7,881
2028	6,853
2029	5,640
2030	5,460
Thereafter	44,688
Total	$79,230

Note 10 - Liabilities
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following at September 30, 2025 and 2024 (in thousands):

	September 30,
	2025	2024
Accrued payroll and benefits	$37,413	$25,322
Accrued insurance costs	11,407	7,838
Other current liabilities	61,343	9,029
Total accrued expenses and other current liabilities	$110,163	$42,189

Other Long-Term Liabilities
Other long-term liabilities consisted of the following at September 30, 2025 and 2024 (in thousands):

	September 30,
	2025	2024
Accrued insurance costs	$14,473	$11,757
Other	19,478	4,710
Total other long-term liabilities	$33,951	$16,467

Note 11 - Debt
The Company maintains credit facilities to finance acquisitions, to fund the purchase of real estate, construction equipment, plants and other assets, and for general working capital purposes. Debt at September 30, 2025 and 2024 consisted of the following (in thousands):

	September 30,
	2025	2024
Long-term debt:
Term Loan A	$592,500	$392,188
Term Loan B	843,625	—
Revolving Credit Facility	190,000	122,850
Total long-term debt	1,626,125	515,038
Deferred debt issuance costs, net	(14,011)	(1,514)
Current maturities of long-term debt	(38,500)	(26,563)
Long-term debt, net of current maturities and debt issuance costs	$1,573,614	$486,961

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
All outstanding advances under the Term Loan A and Revolving Credit Facility are due and payable in full on June 28, 2030 (the “Term Loan A Maturity Date”). The Term Loan A amortizes in quarterly installments in an amount (subject, in each case, to adjustments for prior mandatory and voluntary prepayments of principal) equal to: (a) 1.25% of the original principal amount on each of the quarter-end payment dates; and (b) all remaining principal on the Term Loan A Maturity Date. The annual interest rates applicable to advances are calculated, at the Company’s option, by using either a base rate, Term SOFR, or (solely with respect to the Revolving Credit Facility) Daily Simple SOFR, in each case, plus an applicable margin percentage that corresponds to the Company’s consolidated net leverage ratio. Subject to various requirements, the Company generally may (and, under certain circumstances, must), prepay all or a portion of the outstanding balance of the advances, together with accrued interest thereon, prior to their contractual maturity. The obligations of the Company and its subsidiaries under the Term Loan A / Revolver Credit Agreement are secured by a security interest in substantially all of the assets of the Company and each of its subsidiaries that ranks in pari passu with the security interest of the lenders under the Term Loan B (defined below).
At September 30, 2025 and 2024 , there was $592.5 million and $392.2 million, respectively, of principal outstanding under the Term Loan A, $190.0 million and $122.9 million, respectively, of principal outstanding under the Revolving Credit Facility, and availability of $303.5 million and $268.8 million, respectively, under the Revolving Credit Facility, including a reduction for outstanding letters of credit.

The Term Loan A / Revolver Credit Agreement contains customary negative covenants for agreements of this type, including, but not limited to, restrictions on the Company’s ability to make acquisitions, make loans or advances, make capital expenditures and investments, pay dividends, create or incur indebtedness, create liens, wind up or dissolve, consolidate, merge or liquidate, or sell, transfer or dispose of assets. The Term Loan A / Revolver Credit Agreement also requires the Company to satisfy certain financial covenants, including a minimum consolidated interest coverage ratio of 3.00-to-1.00 and a maximum consolidated net leverage ratio determined as follows: (i) for each fiscal quarter ending on or prior to December 31, 2025, 4.50-to-1.00; (ii) for each fiscal quarter ending March 31, 2026 through and including September 30, 2026, 4.25-to-1.00; (iii) for each fiscal quarter ending December 31, 2026 through and including June 30, 2027, 4.00-to-1.00; and (iv) for each fiscal quarter ending September 30, 2027 and thereafter, 3.75-to-1.00, subject to certain adjustments. At September 30, 2025 and 2024, the Company’s consolidated interest coverage ratio was 5.76-to-1.00 and 11.32-to-1.00, respectively, and the Company’s consolidated net leverage ratio was 3.10-to-1.00 and 1.81-to-1.00, respectively. At both September 30, 2025 and September 30, 2024, the Company was in compliance with all covenants under the Term Loan A / Revolver Credit Agreement.
From time to time, the Company has entered into interest rate swap agreements to hedge against the risk of changes in interest rates. At September 30, 2025 and 2024, the aggregate notional value of these interest rate swap agreements was $300.0 million and the fair value was $7.9 million and $11.6 million, respectively, which is included within other assets on the Company’s Consolidated Balance Sheets.
Term Loan B Credit Agreement
On November 1, 2024, the Company entered into a Term Loan Credit Agreement with Bank of America, N.A., as administrative agent, BofA Securities, Inc., PNC Capital Markets LLC, Regions Capital Markets, a division of Regions Bank, and TD Securities (USA) LLC, each as joint lead arranger and joint bookrunner, and certain other lenders party thereto (the “Term Loan B Credit Agreement”), which provided for a senior secured term loan facility in the aggregate principal amount of $850.0 million, the full amount of which was drawn on November 1, 2024 (the “Term Loan B”). The Term Loan B proceeds were used to (i) finance the cash portion of the consideration for the Lone Star Acquisition, (ii) repay the Company’s outstanding borrowings under the Revolving Credit Facility, and (iii) pay fees and expenses incurred in connection with the foregoing debt financing transactions and the Lone Star Acquisition. The obligations of the Company and its subsidiaries under the Term Loan B Credit Agreement are secured by a security interest in substantially all of the assets of the Company and each of its subsidiaries that ranks in pari passu with the security interest of the lenders under the Term Loan A / Revolver Credit Agreement.
The Term Loan B matures on November 1, 2031 (the “Term Loan B Maturity Date”), and all outstanding principal amounts and accrued and unpaid interest thereon shall be due and payable on such date. The Company must repay the Term Loan B in equal quarterly installments, commencing with the first full fiscal quarter ending after the date of the Term Loan B Credit Agreement, in an aggregate principal amount equal to 0.25% of the principal amount of the term loan, subject to adjustment for, among other things, any incremental term loans, with the balance payable on the Term Loan B Maturity Date.
Borrowings under the Term Loan B Credit Agreement bear interest, at the Company’s option, at a rate per annum equal to (i) a forward-looking term rate based on the Secured Overnight Financing Rate for the applicable interest period (“Term SOFR”) plus an applicable margin (the “Term SOFR Loans”) or (ii) the Base Rate (as defined below) plus the applicable margin (the “Base Rate Loans”). The Base Rate means, for any day, a fluctuating rate per annum equal to the highest of (w) the federal funds rate plus 0.50%, (x) the rate of interest in effect for such day as publicly announced from time to time by Bank of America as its “prime rate,” (y) Term SOFR plus 1.00% and (z) 1.00%. The applicable margin is (A) 2.50% in the case of Term SOFR Loans and (B) 1.50% in the case of Base Rate Loans. With respect to any Term SOFR Loans, the Company is required to pay interest on the last day of each one-, three- or six-month interest period, as elected by the Company, and, if such interest period is longer than three months, also at the end of each three-month period during such interest period. With respect to any Base Rate Loans, the Company is required to pay interest quarterly in arrears.
At September 30, 2025 and 2024, there was $843.6 million and $0.0 million, respectively, of principal outstanding under the Term Loan B.

The scheduled contractual repayment terms of long-term debt at September 30, 2025 are as follows:

Fiscal Year	Amount
2026	$38,500
2027	38,500
2028	38,500
2029	38,500
2030	481,000
Thereafter	991,125
Total	$1,626,125

Interest expense was $95.1 million, $23.2 million and $18.7 million for the fiscal years ended September 30, 2025, 2024 and 2023, respectively. Amortization of deferred debt issuance costs included in interest expense was $3.8 million, $0.4 million and $0.3 million for the fiscal years ended September 30, 2025, 2024 and 2023, respectively.
Bridge Facility
In connection with the Lone Star Acquisition, the Company secured a bridge financing facility (the “Bridge Facility”). No amounts were drawn under the Bridge Facility, which was terminated on November 1, 2024 upon securing permanent debt financing and closing the Lone Star Acquisition. The Company incurred $3.1 million of fees associated with the Bridge Facility, which is included in interest expense, net on the accompanying Consolidated Statements of Comprehensive Income for the fiscal year ended September 30, 2025.

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
Conversion of Class B Common Stock to Class A Common Stock
During the fiscal year ended September 30, 2025, certain stockholders of the Company converted a total of 429,880 shares of Class B common stock into shares of Class A common stock on a one-for-one basis. As of September 30, 2025, there were 47,406,498 shares of Class A common stock and 8,538,165 shares of Class B common stock outstanding.
Issuance of Class A Common Stock
During the fiscal year ended September 30, 2025, the Company issued 3,000,000 shares of Class A common stock as partial consideration for the Lone Star Acquisition. Additional information about the Lone Star Acquisition is set forth in Note 4 - Business Acquisitions.
Restricted Stock Awards
During the fiscal year ended September 30, 2025, the Company awarded to certain directors, officers, and employees a total of 333,995 shares of Class A common stock under the Construction Partners, Inc. 2018 Equity Incentive Plan (the “Equity Incentive Plan”) and 48,000 restricted shares of Class B common stock under the Construction Partners, Inc. 2024 Restricted Stock Plan (the “Restricted Stock Plan”). The total includes 270,000 restricted shares of Class A common stock awarded to certain key employees of Lone Star Paving, Overland, Mobile Asphalt Company and PRI.
Additional information about these issuances is set forth in Note 14 - Share-Based Compensation.

Market-Based Restricted Stock Awards
During the fiscal year ended September 30, 2025, the Company issued a total of 79,000 shares of Class A common stock under the Equity Incentive Plan and 61,000 shares of Class B common stock under the Restricted Stock Plan for a transaction bonus related to the Lone Star Acquisition.
Additional information about these issuances is set forth in Note 14 - Share-Based Compensation.
Performance Stock Units
During the fiscal year ended September 30, 2025, the Company issued a total of 57,912 shares of Class A common stock in settlement of vested performance stock units (“PSUs”) previously granted under the Equity Incentive Plan. PSUs vested based on the achievement of certain Company performance metrics established by the Compensation Committee of the Company’s Board of Directors.
Additional information about these issuances is set forth in Note 14 - Share-Based Compensation.
Treasury Stock

During the fiscal year ended September 30, 2025, the Company received a total of 146,761 shares of Class A common stock and 2,653 shares of Class B common stock from employees for reimbursement of income taxes paid by the Company on behalf of these employees related to the vesting of restricted stock awards. The Company received another 21,533 shares of Class A common stock through forfeitures of restricted stock awards by terminated employees.

On April 12, 2024, the Company’s Board of Directors authorized a stock repurchase program under which up to $40.0 million is available to purchase shares of the Company’s outstanding Class A common stock through March 5, 2026. Shares of the Company’s Class A common stock may be repurchased from time to time in open market transactions at prevailing market prices, in privately negotiated transactions or by other means in accordance with federal securities laws, including Rule 10b5-1 plans. The stock repurchase program does not obligate the Company to repurchase any shares of Class A common stock, and the stock repurchase program may be modified, suspended, extended or terminated at any time by the Company’s Board of Directors. The actual timing, number and value of shares of Class A common stock repurchased will be determined by a committee of the Board of Directors at its discretion and will depend on a number of factors, including the market price of the Company’s Class A common stock, capital allocation alternatives, general market and economic conditions and other corporate considerations. During the fiscal year ended September 30, 2025, the Company purchased 145,099 shares of Class A common stock for aggregate consideration of approximately $11.5 million through open market transactions.

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

	For the Fiscal Year Ended September 30,
	2025	2024	2023
Numerator
Net income attributable to common stockholders	$101,781	$68,935	$49,001
Denominator
Weighted average number of common shares outstanding, basic	54,943,919	51,883,760	51,827,001
Net income per common share attributable to common stockholders, basic	$1.85	$1.33	$0.95

The following table summarizes the calculation of the weighted-average number of diluted common shares outstanding and the calculation of diluted earnings per share for the periods presented (in thousands, except share and per share amounts):

	For the Fiscal Year Ended September 30,
	2025	2024	2023
Numerator
Net income attributable to common stockholders	$101,781	$68,935	$49,001
Denominator
Weighted average number of basic common shares outstanding, basic	54,943,919	51,883,760	51,827,001
Effect of dilutive securities:
Restricted stock unit grants	427,142	690,743	433,205
Weighted average number of diluted common shares outstanding:	55,371,061	52,574,503	52,260,206
Net income per diluted common share attributable to common stockholders	$1.84	$1.31	$0.94

Note 14 - Share-Based Compensation
The Equity Incentive Plan was initially approved by the Company’s stockholders in 2016, was amended and restated in April 2018, and was further amended in May 2019 and January 2025. In connection with the 2018 amendment and restatement, the Company reserved 2,000,000 shares of Class A common stock for issuance pursuant to awards granted thereunder. In March 2024, the Company’s stockholders approved an increase in such share reserve by an additional 1,000,000 shares. At September 30, 2025, there were 901,350 shares of Class A common stock remaining available for issuance under the Equity Incentive Plan.
The Restricted Stock Plan was approved by the Company’s stockholders and adopted by the Company in March 2024 and was amended in January 2025. At that time, the Company reserved 2,000,000 shares of Class B common stock for issuance pursuant to awards granted thereunder. At September 30, 2025, there were 1,891,000 shares of Class B common stock remaining available for issuance under the Restricted Stock Plan.
The following table summarizes the components of share-based compensation expense in the Consolidated Statements of Comprehensive Income during the fiscal years ended September 30, 2025, 2024 and 2023 (in thousands):

	For the Fiscal Year Ended September 30,
	2025	2024	2023
Equity classified awards	$26,868	$10,735	$10,759
Liability classified awards	10,137	3,677	—
Employee stock purchase plan	1,583	619	—
Total share-based compensation expense	$38,588	$15,031	$10,759

Restricted Stock - Equity Classified Awards
The Company measures and recognizes share-based compensation expense, net of forfeitures, over the requisite vesting periods for all share-based payment awards made, and recognizes forfeitures as they occur. Share-based compensation is included in general and administrative expenses in the Consolidated Statements of Comprehensive Income. A summary of the changes in the Company’s restricted stock is as follows (in thousands, except share data):

	For the Fiscal Year Ended September 30,
	2025		2024		2023
	Shares	Weighted Average Grant Date Fair Value Per Share	Shares	Weighted Average Grant Date Fair Value Per Share	Shares	Weighted Average Grant Date Fair Value Per Share
Unvested shares, beginning balance	509,171	31.59	824,280	28.41	715,724	29.34
Shares awarded	381,995	78.61	110,113	45.70	210,412	26.21
Shares vested	(391,077)	30.12	(421,873)	29.05	(76,963)	31.01
Shares forfeited	(21,478)	30.60	(3,349)	32.11	(24,893)	28.36
Unvested shares, ending balance	478,611	70.36	509,171	31.59	824,280	28.41

Aggregate grant date fair value of awards	$30,027		$5,032		$5,514
Compensation expense recorded upon vesting of awards	11,538		8,416		8,717
Unrecognized compensation expense at fiscal year-end	24,464		6,331		9,766
Weighted average recognition period remaining, in years	4.1		2.5		2.5

The restricted shares granted under the Equity Incentive Plan will vest, as applicable, as follows:

Fiscal Year	Number of Shares
2026	81,389
2027	66,722
2028	149,134
2029	151,366
2030	30,000
Total	478,611

Market-Based Restricted Stock Awards - Equity Classified Awards
During fiscal year ended September 30, 2025, the Company issued and awarded market-based restricted stock awards representing a target of 79,000 Class A shares and 61,000 Class B shares to certain members of Company management, directors and employees under the Equity Incentive Plan and the Restricted Stock Plan, respectively, as transaction bonuses in connection with the Lone Star Acquisition. The awards were issued upon the execution of the definitive agreement for the Lone Star Acquisition in October 2024 and vested upon the later to occur of (i) the closing of the Lone Star Acquisition and (ii) the achievement of certain market-based criteria. Such awards vested on November 6, 2024. These grants are classified as equity awards. The aggregate grant date fair value of these restricted stock awards was $9.8 million. During the fiscal year ended September 30, 2025 and 2024, the Company recorded compensation expense in connection with the market-based restricted stock awards in the amount of $9.8 million and $0.0 million, respectively, which is recorded in acquisition-related expenses in the Company’s Consolidated Statements of Comprehensive Income.
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

During the fiscal year ended September 30, 2025, the Company awarded PSUs representing a target of 73,603 shares and forecasted vesting of 55,202 shares of Class A common stock to certain members of Company management under the Equity Incentive Plan. The grants are classified as equity awards. The aggregate grant date fair value of these PSU awards was $4.1 million. During the fiscal years ended September 30, 2025 and 2024, the Company recorded compensation expense in connection with PSUs in the amount of $5.7 million and $2.3 million, respectively, which is reflected as general and administrative expenses in the Company’s Consolidated Statements of Comprehensive Income. At September 30, 2025, the Company forecasted 133,182 shares of Class A common stock underlying PSUs as unvested and approximately $4.5 million of unrecognized compensation expense related to PSU awards, which will be recognized over a remaining weighted-average period of 1.8 years. During the fiscal year ended September 30, 2025, 57,912 shares of Class A common stock underlying PSUs were vested and issued.
Cash-Settled Restricted Stock Units - Liability Classified Awards
During the fiscal year ended September 30, 2025, the Company granted 80,614 of cash-settled restricted stock units (“RSUs”) to employees of the Company under the Equity Incentive Plan, of which 532 shares were forfeited by employees. The Company elects to account for forfeitures as they occur. The aggregate grant date fair value of these awards was $7.1 million and the fair value at September 30, 2025 was $10.2 million. Compensation expense associated with these awards for the fiscal years ended September 30, 2025, 2024 and 2023 was $10.1 million, $3.7 million and $0.0 million, respectively, which is reflected as general and administrative expenses in the Consolidated Statements of Comprehensive Income. As of September 30, 2025 and September 30, 2024, the liability for cash-settled RSUs was $11.9 million and $3.7 million, respectively, and is included in accrued expenses and other current liabilities and other long-term liabilities. At September 30, 2025, there was approximately $8.5 million of unrecognized compensation expense related to these awards, which will be recognized over a remaining weighted-average period of 2 years.
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
Employee Stock Purchase Plan
The Construction Partners, Inc. Employee Stock Purchase Plan (“ESPP”) became effective on May 13, 2021. The ESPP is intended to provide eligible employees of the Company an opportunity to purchase shares of the Company’s Class A common stock at a discounted rate using funds withheld through payroll deductions. The total number of shares offered under the ESPP is 1,000,000. The first offering period under the ESPP commenced on July 1, 2023. Since that date, employees have purchased 97,574 shares under the ESPP. Employer expense associated with the ESPP for the fiscal years ended September 30, 2025, 2024 and 2023 was $1.6 million, $0.6 million, and $0.0 million, respectively, and is included in general and administrative expenses in the Consolidated Statements of Comprehensive Income.

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
The provision for income taxes (benefit) for the fiscal years ended September 30, 2025, 2024 and 2023 consisted of the following (in thousands):

	For the Fiscal Year Ended September 30,
	2025	2024	2023
Current
U.S. Federal	$(500)	$(2,124)	$3,520
State	5,785	2,604	1,718
Total current	5,285	480	5,238
Deferred
U.S. Federal	29,875	19,043	9,959
State	(2,414)	3,638	1,206
Total deferred	27,461	22,681	11,165
Provision for income taxes	$32,746	$23,161	$16,403

Differences exist between income and expenses reported on the consolidated financial statements and those deducted for U.S. federal and state income tax reporting. The Company’s deferred tax assets and liabilities consisted of the following temporary difference tax effects at September 30, 2025 and 2024 (in thousands):

	September 30,
	2025	2024
Deferred tax assets
Amortization of finite-lived intangible assets	$1,106	$1,082
Federal net operating loss carryforward	7,896	4,099
Federal interest limitation carryforward	26,811	6,198
State net operating loss carryforward	3,496	3,160
Employee benefits	12,811	7,959
Other	5,072	3,846
Total gross deferred tax assets	57,192	26,344
Valuation Allowance	—	—
Net deferred tax assets	57,192	26,344

Deferred tax liabilities
Amortization of goodwill	(23,034)	(11,860)
Property, plant and equipment	(112,326)	(66,216)
Interest rate swap contract	(1,906)	(2,115)
Other	(5)	(5)
Total deferred tax liabilities	(137,271)	(80,196)
Net deferred tax liabilities	$(80,079)	$(53,852)

The Consolidated Balance Sheets at September 30, 2025 and 2024 include gross deferred tax assets of $57.2 million and $26.3 million, respectively. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the periods in which those temporary differences are deductible. Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carryforward periods), projected taxable income, and tax-planning strategies in making this assessment. Based on the weight of all evidence known and available as of the balance sheet date, management believes that these tax benefits are more likely than not to be realized in the future. To the extent that management does not consider it more likely than not that a deferred tax asset will be recovered, a valuation allowance is established.
Income taxes payable have been reduced by fuel tax credits of $0.5 million for the fiscal years ended September 30, 2025 and 2024. The remaining amount of goodwill expected to be deductible for tax purposes was $867.9 million and $164.9 million at September 30, 2025 and 2024, respectively.
The following is a reconciliation of net deferred tax assets (liabilities) to amounts reflected on the Company’s Consolidated Balance Sheets at September 30, 2025 and 2024 (in thousands):

	September 30,
	2025	2024
Asset: Deferred income taxes, net	$—	$—
Liability: Deferred income taxes, net	(80,079)	(53,852)
Net deferred tax liabilities	$(80,079)	$(53,852)

At September 30, 2025 and 2024, the Company had federal net operating loss carryforwards of $37.6 million and $19.5 million, respectively, and state net operating loss carryforwards of $65.6 million and $65.4 million, respectively. The state net operating loss credit carryforwards expire in varying amounts between the fiscal years ended September 30, 2033 and 2044 or are indefinite.
The U.S. statutory federal income tax rate applicable to the Company was 21% during the fiscal years ended September 30, 2025, 2024 and 2023. The following table reconciles income taxes based on the U.S. federal statutory tax rate to the Company’s income before provision for income taxes for the fiscal years ended September 30, 2025, 2024 and 2023 (in thousands):

	For the Fiscal Year Ended September 30,
	2025	2024	2023
Provision for income tax at federal statutory rate	$27,352	$19,340	$13,735
State income taxes	2,891	2,817	2,222
Permanent differences	2,503	983	348
Other	—	21	98
Provision for income taxes	$32,746	$23,161	$16,403

Uncertain Tax Positions
ASC Topic 740, Income Taxes (“Topic 740”), prescribes a recognition threshold and measurement model for the financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return and provides guidance on derecognition classification, interest and penalties, accounting in interim periods, disclosure and transition.
The Company is subject to tax audits in various jurisdictions in the United States. Tax audits, by their nature, are often complex. In the normal course of business, the Company is subject to challenges from the Internal Revenue Service (“IRS”) and other tax authorities regarding amounts of taxes due. These challenges may alter the timing or amount of taxable income or deductions, or the allocation of income among tax jurisdictions. As part of the calculation of the provision for income taxes on earnings, management determines whether the benefits of the Company’s tax positions are at least more likely than not to be sustained upon audit based on the technical merits of the tax position. For tax positions that are more likely than not to be sustained upon audit, management accrues the largest amount of the benefit that is more likely than not to be sustained. Such accruals require management to make estimates and judgments with respect to the ultimate outcome of a tax audit. Actual results could vary materially from these estimates. The Company performed an analysis of its tax positions and determined that no uncertain tax positions existed at September 30, 2025 or 2024. Accordingly, there was no liability for uncertain tax positions at September 30, 2025 or 2024. Based on the provisions of Topic 740, the Company had no material unrecognized tax benefits at September 30, 2025 or 2024. Due to the utilization of net operating loss carryforwards, the Company’s federal income tax returns for fiscal years ended September 30, 2022 through 2024 are subject to examination. Various state income tax returns for fiscal years ended September 30, 2014 through 2024 are also subject to examination.

Note 16 - Employee Benefit Plans
The Company offers a 401(k) retirement plan covering substantially all employees who are at least 18 years old and have more than six months of service. The Company makes discretionary employer contributions, subject to IRS safe harbor rules. Employer contributions charged to earnings during the fiscal years ended September 30, 2025, 2024 and 2023 were $10.9 million, $7.8 million, and $6.8 million, respectively.

Note 17 - Related Parties
On December 31, 2017, the Company sold an indirect wholly-owned subsidiary to an immediate family member of an executive officer of the Company (“Purchaser of Subsidiary”) in consideration for a note receivable in the amount of $1.0 million, which approximated the net book value of the disposed entity. At September 30, 2025, $0.1 million was reflected on the Company’s Consolidated Balance Sheets within other current assets representing the remaining balances on this note receivable. In connection with this transaction, the Company also received a note from the disposed entity (“Disposed Entity”) on December 31, 2017 in the amount of $1.0 million representing certain accounts payable of the disposed entity that were paid by the Company. At September 30, 2025, $0.1 million was reflected on the Company’s Consolidated Balance Sheets within other assets, representing the remaining balances on this note receivable. Remaining principal and interest payments are scheduled to be made in periodic installments through fiscal year 2026.
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
The following table presents revenues earned and expenses incurred by the Company during the fiscal years ended September 30, 2025, 2024 and 2023, and receivable and accounts payable balances at September 30, 2025 and 2024, related to transactions with the related parties described above (in thousands):

	Revenue Earned (Expense Incurred)						Receivable (Payable)
	For the Fiscal Year Ended September 30,						September 30,
	2025		2024		2023		2025	2024
Purchaser of Subsidiary	$—		$—		$—		$104	$207
Disposed Entity	—		—		—		66	132
Land Development Project	—		—		—		548	548
Subcontracting Services	(9,545)	(1)	(7,142)	(1)	(8,627)	(1)	(951)	(239)
Island Pond	(400)	(2)	(400)	(2)	(340)	(2)	—	—
SunTx	(2,776)	(2)	(2,002)	(2)	(1,486)	(2)	—	—

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
Letters of Credit
Under the Revolving Credit Facility, the Company has a total capacity of $500.0 million that may be used for a combination of cash borrowings and letter of credit issuances. At each of September 30, 2025 and 2024, the Company had aggregate letters of credit outstanding in the amount of $6.5 million and $8.3 million, respectively, primarily related to certain insurance policies as described in Note 2 - Significant Accounting Policies.

Purchase Commitments
As of September 30, 2025, the Company had unconditional purchase commitments for diesel fuel and natural gas in the normal course of business in the aggregate amount of $1.3 million and $0.1 million, respectively. Management does not expect any significant changes in the market value of these goods during the commitment period that would have a material adverse effect on the financial condition, results of operations and cash flows of the Company. As of September 30, 2025, the Company’s purchase commitments annually thereafter are as follows (in thousands):

Fiscal Year	Amount
2026	$1,223
2027	41
Total	$1,264

Minimum Royalties
The Company has lease agreements associated with aggregates facilities under which the Company makes royalty payments. These agreements are outside the scope of Topic 842. The payments are generally based on tons sold in a particular period; however, certain agreements have minimum annual payments. The Company has commitments in the form of minimum royalties as of September 30, 2025 in the amount of $3.6 million, due as follows (in thousands):

Fiscal Year	Amount
2026	$416
2027	404
2028	379
2029	370
2030	293
Thereafter	1,737
Total	$3,599

Royalty expense recorded in cost of revenue during the fiscal years ended September 30, 2025, 2024 and 2023 was $3.1 million, $1.8 million and $1.5 million, respectively.

Note 19 - Leases

The Company leases certain facilities, office space, vehicles and equipment. As of September 30, 2025, operating leases under Topic 842 were included in (i) operating lease right-of use assets, (ii) current portion of operating lease liabilities and (iii) operating lease liabilities, net of current portion on the Consolidated Balance Sheets in the amounts of $76.4 million, $19.9 million and $57.2 million, respectively. As of September 30, 2025, the Company did not have any lease contracts that had not yet commenced but had created significant rights and obligations.

The components of lease expense were as follows for the periods presented (in thousands):

	For the Fiscal Year Ended September 30,
	2025	2024	2023
Operating lease cost	$17,830	$7,069	$3,150
Short-term lease cost	29,801	24,538	22,631
Total lease expense	$47,631	$31,607	$25,781

Short-term leases (those with terms of 12 months or less) are not capitalized but are expensed on a straight-line basis over the lease term. The majority of the Company’s short-term leases relate to equipment used on construction projects. These leases are entered into at periodic rental rates for an unspecified duration and typically have a termination for convenience provision.

As of September 30, 2025, the weighted-average remaining term of the Company’s operating leases was 4.2 years, and the weighted-average discount rate was 6.08%. As of September 30, 2025, the lease liability was equal to the present value of the remaining lease payments, discounted using the incremental borrowing rate on the Company’s secured debt using a single maturity discount rate, as such rate is not materially different from the discount rate applied to each of the leases in the portfolio.

The following table summarizes the Company’s undiscounted operating lease liabilities outstanding as of September 30, 2025 (in thousands):

Fiscal Year	Amount
2026	$23,030
2027	23,325
2028	18,977
2029	12,241
2030	5,515
Thereafter	4,165
Total future minimum lease payments	$87,253
Less: imputed interest	10,185
Total	$77,068

Note 20 - Fair Value Measurements

The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2025 and 2024 under Topic 820 (in thousands):

	Fair Value Measurement at Reporting Date Using
September 30, 2025	Level 1	Level 2	Level 3
Assets:
Interest rate swaps	$—	$7,916	$—
Corporate debt securities	—	5,671	—
U.S. government securities	—	13,971	—
Municipal government securities	—	1,157	—
Other debt securities	—	2,377	—
Total Assets	$—	$31,092	$—

	Fair Value Measurement at Reporting Date Using
September 30, 2024	Level 1	Level 2	Level 3
Assets:
Interest rate swaps	$—	$11,646	$—
Corporate debt securities	—	6,872	—
U.S. government securities	—	8,338	—
Municipal government securities	—	1,598	—
Other debt securities	—	1,212	—
Total Assets	$—	$29,666	$—

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

Commodity Swap Contracts

The Company’s operations expose it to a variety of market risks, including the effects of changes in commodity prices. As part of its risk management process, the Company began entering into commodity swap transactions through regulated commodity exchanges. The Company does not enter into derivative financial instruments for speculative purposes. Changes in fair value of commodity swaps are recognized in earnings. The Company was not a party to any commodity swap contracts at September 30, 2025 and 2024.

The following table represents the approximate amount of realized and unrealized gains (losses) and changes in fair value recognized in earnings on interest rate swap and commodity derivative contracts for the fiscal years ended September 30, 2025, 2024 and 2023 and the fair value of these derivatives as of September 30, 2025 and 2024 (in thousands):

	For the Fiscal Year Ended September 30,
		2025			2024			2023
	Change in			Change in			Change in
	Realized Gain (Loss)	Unrealized Gain (Loss)	Total Gain (Loss)	Realized Gain (Loss)	Unrealized Gain (Loss)	Total Gain (Loss)	Realized Gain (Loss)	Unrealized Gain (Loss)	Total Gain (Loss)
Cost of revenues	$—	$—	$—	$(61)	$(184)	$(245)	$(2,255)	$(342)	$(2,597)
Interest expense, net	7,826	—	7,826	10,630	—	10,630	8,297	—	8,297
Total	$7,826	$—	$7,826	$10,569	$(184)	$10,385	$6,042	$(342)	$5,700

	September 30,
Balance Sheet Classification	2025	2024
Other assets - interest rate swap (1)	7,916	11,646
Net unrealized gain position	$7,916	$11,646

(1) Represents designated cash flow hedge of $7.9 million and $11.6 million as of September 30, 2025 and 2024, respectively.

Note 22 - Other Comprehensive Income (Loss)

Comprehensive income (loss) consists of two subsets: net income and OCI. The components of other comprehensive income (loss) are presented in the accompanying Consolidated Statements of Comprehensive Income and Consolidated Statements of Stockholders’ Equity, net of applicable taxes. The Company’s interest rate swap contract hedge included in other comprehensive income for the fiscal years ended September 30, 2025 and 2024 was entered into on July 1, 2022 with an original notional value of $300.0 million. The maturity date of this swap is June 30, 2027. The Company received a credit of $12.6 million under the “blend and extend” arrangement utilizing the fair values of the existing interest rate swap agreements at June 30, 2022.

Amounts in accumulated other comprehensive income (loss) (“AOCI”), net of tax, are as follows (in thousands):

	September 30,
AOCI	2025	2024	2023
Interest rate swap contract, net of blend and extend arrangement	5,705	9,852	25,533
Unrealized gain (loss) on available-for-sale securities	146	34	(848)
Less tax effect of other comprehensive income (loss) items	(1,482)	(2,384)	(5,991)
Total	$4,369	$7,502	$18,694

Changes in AOCI, net of tax, are as follows (in thousands):

AOCI
Balance at September 30, 2023	18,694
Net OCI changes	(11,192)
Balance at September 30, 2024	7,502
Net OCI changes	(3,133)
Balance at September 30, 2025	$4,369

Amounts reclassified from AOCI to earnings, are as follows (in thousands):

	2025	2024	2023
Interest (benefit) expense	$(7,826)	$(10,630)	$(8,297)
Realized loss on restricted investments	84	53	30
Expense (benefit) from income taxes	1,873	2,558	1,998
Total reclassifications from AOCI to earnings	$(5,869)	$(8,019)	$(6,269)

Note 23 - Asset Retirement Obligations
As discussed in Note 2 - Significant Account Policies, the Company has AROs, which are liabilities associated with its legally required obligations to reclaim owned and leased aggregates facilities. At September 30, 2025 and 2024, the Company’s AROs were $2.5 million and $2.5 million, respectively, which are reflected as “Other long-term liabilities” on the Company’s Consolidated Balance Sheets. Accretion and depreciation expense related to AROs for the fiscal years ended September 30, 2025, 2024 and 2023 was $0.1 million, $0.1 million and $0.1 million, respectively.

The following is a reconciliation of these AROs (in thousands):

	For the Fiscal Year Ended September 30,
	2025	2024
Asset Retirement Obligations
Balance at beginning of year	$2,477	$2,417
Liabilities incurred	—	—
Liabilities settled	—	—
Liabilities assumed	—	—
Accretion expense	62	60
Balance at end of year	$2,539	$2,477

Note 24 - Investments

The following is a summary of debt securities held by the Company as of September 30, 2025 and 2024 (in thousands):

September 30, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government securities	$13,938	$96	$63	$13,971
Corporate debt securities	5,552	138	19	5,671
Municipal government securities	1,170	8	21	1,157
Other debt securities	2,370	23	16	2,377
Total	$23,030	$265	$119	$23,176

September 30, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government securities	$8,332	$76	$70	$8,338
Corporate debt securities	6,781	162	71	6,872
Municipal government securities	1,618	16	36	1,598
Other debt securities	1,255	2	45	1,212
Total	$17,986	$256	$222	$18,020

The amortized cost and fair value of debt securities classified as available for sale by contractual maturity, as of September 30, 2025, are as follows (in thousands):

	September 30, 2025
	Amortized Cost	Fair Value
Due within one year	$2,800	$2,799
Due after one year through three years	6,615	6,628
Due after three years	13,615	13,749
Total	$23,030	$23,176

Note 25 - Unpaid Losses and Loss Adjustment Expenses

The following is a summary of the Company’s activity in the liability for loss and loss adjustment expense reserves for workers’ compensation, general liability and automobile liability as of September 30, 2025 and 2024 (in thousands):

	For the Fiscal Year Ended September 30,
	2025	2024
Balance at beginning of year	$19,596	$15,297
Total incurred	18,631	12,905
Total paid	(12,347)	(8,606)
Balance at end of year	$25,880	$19,596

At September 30, 2025 and 2024, $11.4 million is reflected in “Accrued expenses and other current liabilities” and $14.5 million is reflected in “Other long-term liabilities” on the Company’s Consolidated Balance Sheets.

Note 26 - Condensed Financial Statements of Parent Company
CONSTRUCTION PARTNERS, INC.
PARENT COMPANY ONLY
CONDENSED BALANCE SHEETS
(in thousands, except share and per share data)

	September 30,
	2025	2024
ASSETS
Cash and cash equivalents	$110,758	$80,991
Prepaid expenses and other current assets	4,095	1,090
Total current assets	114,853	82,081
Property, plant and equipment, net	7,400	4,305
Operating lease right-of-use assets	1,575	—
Investment in subsidiaries	1,092,895	597,765
Due from subsidiaries	28,401	57,688
Other assets	13,402	15,841
Total assets	$1,258,526	$757,680
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accrued expenses and other current liabilities	$50,334	$5,348
Current portion of operating lease liabilities	345	—
Total current liabilities	50,679	5,348
Long-term liabilities:
Due to subsidiaries	288,382	175,566
Deferred income taxes, net	312	1,239
Operating lease liabilities, net of current portion	1,262	—
Other long-term liabilities	5,928	1,787
Total long-term liabilities	295,884	178,592
Total liabilities	346,563	183,940
Stockholders’ Equity
Preferred stock, par value $0.001; 10,000,000 shares authorized at September 30, 2025 and September 30, 2024 and no shares issued and outstanding	—	—
Class A common stock, par value $0.001; 400,000,000 shares authorized, 47,963,617 shares issued and 47,406,498 shares outstanding at September 30, 2025, and 44,062,830 shares issued and 43,819,102 shares outstanding at September 30, 2024	47	44
Class B common stock, par value $0.001; 100,000,000 shares authorized, 11,463,770 shares issued and 8,538,165 shares outstanding at September 30, 2025, and 11,784,650 shares issued and 8,861,698 shares outstanding at September 30, 2024	12	12
Additional paid-in capital	541,179	278,065
Treasury stock, Class A common stock, par value $0.001, at cost, 557,119 shares at September 30, 2025, and 243,728 shares at September 30, 2024	(34,589)	(11,490)
Treasury stock, Class B common stock, par value $0.001, at cost, 2,925,605 shares at September 30, 2025 and 2,922,952 shares at September 30, 2024	(16,046)	(15,603)
Accumulated other comprehensive income, net	4,369	7,502
Retained earnings	416,991	315,210
Total stockholders’ equity	911,963	573,740
Total liabilities and stockholders’ equity	$1,258,526	$757,680

See note to condensed financial statements of parent company.

CONSTRUCTION PARTNERS, INC.
PARENT COMPANY ONLY
CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands, except share and per share amounts)

	For the Fiscal Year Ended September 30,
	2025	2024	2023
Equity in net income of subsidiaries	$120,923	$72,602	$50,899
General and administrative expenses	(21,702)	(7,643)	(2,535)
Interest expense, net	(5,113)	2,681	(24)
Gain on sale of equipment, net	1,233	(4)	—
Other income	(216)	24	4
Income before provision for income taxes	95,125	67,660	48,344
Income tax benefit	6,656	1,275	657
Net income	$101,781	$68,935	$49,001
Other comprehensive (loss), net of tax
Unrealized gain (loss) on interest rate swap contract, net	(3,221)	(11,889)	1,297
Unrealized gain (loss) on restricted investments, net	88	697	(223)
Other comprehensive income (loss)	(3,133)	(11,192)	1,074
Comprehensive income	$98,648	$57,743	$50,075

Net income per share attributable to common stockholders:
Basic	$1.85	$1.33	$0.95
Diluted	$1.84	$1.31	$0.94
Weighted average number of common shares outstanding:
Basic	54,943,919	51,883,760	51,827,001
Diluted	55,371,061	52,574,503	52,260,206

See note to condensed financial statements of parent company.

CONSTRUCTION PARTNERS, INC.
PARENT COMPANY ONLY
CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Fiscal Year Ended September 30,
	2025	2024	2023
Cash flows from operating activities:
Net income	$101,781	$68,935	$49,001
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, accretion and amortization	1,242	834	757
Loss (gain) on sale of equipment	(1,233)	4	—
Share-based compensation expense	37,005	14,412	10,759
Equity in net income of subsidiaries	(120,923)	(72,602)	(50,899)
Deferred income tax benefit	(6,323)	(1,211)	(625)
Other non-cash adjustments	(386)	(417)	(417)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(3,005)	322	1,584
Other assets	(1,290)	(517)	(256)
Accrued expenses and other current liabilities	4,196	545	1,271
Other liabilities	(3,149)	—	—
Net cash provided by operating activities	7,915	10,305	11,175
Cash flows from investing activities:
Purchases of property, plant and equipment	(4,337)	(626)	(737)
Proceeds from sale of equipment	1,233	143	—
Investment in subsidiary	(93,605)	—	(29,317)
Net cash used in investing activities	(96,709)	(483)	(30,054)
Cash flows from financing activities:
Change in amounts due to (from) subsidiaries, net	142,103	28,171	32,126
Purchase of treasury stock	(23,542)	(11,312)	(139)
Principal payments on long-term debt	—	(100)	(1,828)
Net cash (used in) provided by financing activities	118,561	16,759	30,159
Net change in cash and cash equivalents	29,767	26,581	11,280
Cash and cash equivalents:
Beginning of period	80,991	54,410	43,130
End of period	$110,758	$80,991	$54,410

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

Note 27 - Subsequent Events

Acquisition of Certain Assets from Affiliates of Vulcan Materials Company
On October 6, 2025, the Company acquired certain asphalt manufacturing and construction assets from affiliates of Vulcan Materials Company in the Houston, Texas metro area for $108.6 million, which was paid from available cash on hand and a draw from the Revolving Credit Facility. The transaction added eight hot-mix asphalt plants and related crews and equipment, expanding the Company’s operations in eastern Texas.
Acquisition of P&S Paving, LLC
On October 20, 2025, the Company acquired all of the equity interests of P&S Paving, LLC (“P&S”), an asphalt manufacturing and construction business headquartered in Daytona Beach, Florida, for (i) $98.5 million of cash, which was paid from available cash on hand and a draw from the Revolving Credit Facility, and (ii) $55.0 million in shares of Class A common stock. The transaction expanded the Company's operations in Florida, adding two HMA plants and related crews and equipment serving northeast and central Florida. As of the date of this report, the total amount of consideration for this transaction remains subject to post-closing adjustments with respect to working capital and other matters.
In connection with the acquisition, the Company issued an award under the Equity Incentive Plan to a key employee of P&S consisting of 11,924 shares of restricted Class A common stock having a grant date fair value of approximately $1.4 million and vesting as to one-half of the shares on each of September 30, 2029 and 2030. Separately, the Company paid transaction bonuses to certain officers, directors, and employees of the Company in the form of awards under the Equity Incentive Plan and Restricted Stock Plan consisting of an aggregate of 33,987 shares of Class A common stock and 47,798 shares of Class B common stock having an aggregate date fair value of approximately $9.6 million. The restricted shares of Class A common stock and Class B common stock vested in full on the date of grant, which was October 17, 2025.
Treasury Stock
In October and November 2024, the Company received a total of 166,258 shares of Class A common stock and 6,845 shares of Class B common stock from employees upon forfeitures of restricted stock awards and for reimbursement of income taxes paid by the Company on behalf of these employees related to restricted stock awards that vested on or subsequent to September 30, 2025.
Restricted Stock Awards
In November 2025, the Company awarded a total of 96,792 restricted shares of Class A common stock to certain officers and employees of the Company under the Equity Incentive Plan. The grants are classified as equity awards and are subject to a four-year graded vesting schedule. The aggregate grant date fair value of these restricted awards was $10.8 million.

Performance Stock Units

In November 2025, the Company awarded to certain officers and employees of the Company PSUs under the Equity Incentive Plan representing an aggregate target of 55,732 shares of Class A common stock . The grants are classified as equity awards. The aggregate grant date fair value of these restricted awards was $6.2 million. The PSUs provide for the issuance of shares of Class A common stock or the cash equivalent value of such shares (as determined by the Compensation Committee of the Company’s Board of Directors) upon vesting, which occurs following the completion of a three-year performance period based on extent of achievement of compound aggregate revenue growth rate and average Adjusted EBITDA margin over the performance period. The final number of shares of Class A common stock issuable upon vesting of PSUs can range from 0% to 150% of the number of PSUs initially granted, depending on the level of achievement, as determined by the Compensation Committee of the Company’s Board of Directors. The achievement of performance goals is modified by the total shareholder return ranking of the Company against the Russell 2000 Index over the performance period and can increase or decrease the achieved award by up to 15%.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.

Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2025. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2025, our disclosure controls and procedures were effective to provide reasonable assurance that material information that we are required to disclose in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that information that we are required to disclose in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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
Under guidelines established by the SEC, reporting companies are permitted to exclude certain acquisitions from their first assessment of internal control over financial reporting following the acquisition date. In connection with its evaluation of the effectiveness of our internal controls over financial reporting as of September 30, 2025, management excluded from its assessment (i) Asphalt Inc., LLC d/b/a Lone Star Paving, acquired on November 1, 2024, (ii) Overland Corporation, acquired on January 2, 2025, (iii) PRI of East Tennessee, Inc., acquired on May 1, 2025, and (iv) Durwood Greene Construction Co. and G&S Asphalt, Inc. d/b/a American Materials, Inc., acquired on August 1, 2025. The aggregate revenues represented by these businesses excluded from management’s assessment at September 30, 2025 represented 22% of our consolidated total revenues for the fiscal year ended September 30, 2025. These businesses will be included in management’s assessment of the effectiveness of internal controls over financial reporting as of September 30, 2026.
Based on the results of our evaluation, our management concluded that our internal control over financial reporting was effective as of September 30, 2025.
Attestation Report of Registered Public Accounting Firm

The effectiveness of our internal control over financial reporting as of September 30, 2025 has been audited by RSM US LLP, our independent registered public accounting firm, who also audited our consolidated financial statements included in this report, as stated in their reports which appear with our accompanying consolidated financial statements.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.
During the quarter ended September 30, 2025, no director or officer (as defined in Rule 16a-1(f) of the Exchange Act) of the Company adopted, modified, or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (in each case, as defined in Item 408(a) of Regulation S-K).

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.
The information required by this Item is incorporated by reference to the proxy statement for the 2026 annual meeting of stockholders of the Company to be filed by the Company with the SEC under the Exchange Act (the “2026 Proxy Statement”). The Company intends to file the 2026 Proxy Statement in January 2026, and in any event within 120 days after September 30, 2025.

Item 11.  Executive Compensation.
The information required by this Item is incorporated by reference to the 2026 Proxy Statement, except for the information required by Item 402(v) of Regulation S-K, which is specifically not incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this Item is incorporated by reference to the 2026 Proxy Statement.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.
The information required by this Item is incorporated by reference to the 2026 Proxy Statement.

Item 14.  Principal Accountant Fees and Services.
The information required by this Item is incorporated by reference to the 2026 Proxy Statement.

PART IV
Item 15. Exhibits, Financial Statement Schedules.
(a)     Documents Filed as Part of this Report.
(1)     Financial Statements.
The consolidated financial statements of Construction Partners, Inc. and its subsidiaries and the parent-only financial statements of Construction Partners, Inc. included herein at Item 8 are as follows:
•Reports of Independent Registered Public Accounting Firm — RSM US LLP
•Consolidated Balance Sheets as of September 30, 2025 and 2024
•Consolidated Statements of Comprehensive Income for the fiscal years ended September 30, 2025, 2024, and 2023
•Consolidated Statements of Changes in Stockholders’ Equity for the fiscal years ended September 30, 2025, 2024, and 2023
•Consolidated Statements of Cash Flows for the fiscal years ended September 30, 2025, 2024, and 2023
•Notes to Consolidated Financial Statements
•Parent Company Only Condensed Balance Sheets as of September 30, 2025 and 2024
•Parent Company Only Condensed Statements of Comprehensive Income for the fiscal years ended September 30, 2025, 2024, and 2023
•Parent Company Only Condensed Statements of Cash Flows for the fiscal years ended September 30, 2025, 2024, and 2023
•Note to Condensed Financial Statements of Parent Company
(2)      Financial Statement Schedules.
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
Fourth Amendment to Third Amended and Restated Credit Agreement, dated as of October 30, 2024, by and among Construction Partners, Inc. and each of its wholly owned subsidiaries, as loan parties, PNC Bank, National Association, as administrative agent and lender, PNC Capital Markets LLC, as joint lead arranger and sole bookrunner, Regions Bank and BofA Securities, Inc., each as a joint arranger, and certain other lenders party thereto (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No. 001-38479) filed on November 4, 2024)

10.2E##
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

10.5C†	Third Amendment to the Construction Partners, Inc. 2018 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q (File No. 001-38479) filed on May 9, 2025)
10.5D†
Form of Restricted Stock Award under the Construction Partners, Inc. 2018 Equity Incentive Plan (incorporated by reference to Exhibit 10.9 to the Registration Statement on Form S-1 (File No. 333-224174) filed on April 6, 2018)

10.5E†
Form of Performance Stock Unit Award Agreement under the Construction Partners, Inc. 2018 Equity Incentive Plan (Share Settlement Only) (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-38479) filed on November 9, 2022)

10.5F†
Form of Performance Stock Unit Award Agreement under the Construction Partners, Inc. 2018 Equity Incentive Plan (Cash or Share Settlement) (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-38479) filed on November 10, 2025)

10.5G†
Form of Cash-Settled Restricted Stock Unit Award Agreement under the Construction Partners, Inc. 2018 Equity Incentive Plan (incorporated by reference to Exhibit 10.4E to the Annual Report on Form 10-K (File No. 001-38479) filed on November 29, 2023)

10.6†	Construction Partners, Inc. 2024 Restricted Stock Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-38479) filed on March 22, 2024)
10.6A†	First Amendment to the Construction Partners, Inc. 2024 Restricted Stock Plan (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 001-38479) filed on May 9, 2025)
10.6B†
Form of Restricted Stock Award Agreement under the Construction Partners, Inc. 2024 Restricted Stock Plan (incorporated by reference to Exhibit 10.6A to the Annual Report on Form 10-K (File No. 001-38479) filed on November 25, 2024)

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
19.1
Construction Partners, Inc. Policy Prohibiting Insider Trading and Unauthorized Disclosure of Information to Others (incorporated by reference to Exhibit 19.1 to the Annual Report on Form 10-K (File No. 001-38479) filed on November 25, 2024)

19.2
Construction Partners, Inc. Supplemental Policy Concerning Trading in Company Securities by Certain Designated Persons (incorporated by reference to Exhibit 19.2 to the Annual Report on Form 10-K (File No. 001-38479) filed on November 25, 2024)

21.1*	List of Significant Subsidiaries of Construction Partners, Inc.
23.1*	Consent of RSM US LLP
31.1*	Certification of President and Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
32.1**	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350

Exhibit Number	Description
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350
95.1*	Mine Safety Disclosures
97.1	Construction Partners, Inc. Incentive Compensation Recoupment Policy (incorporated by reference to Exhibit 97.1 to the Annual Report on Form 10-K (File No. 001-38479) filed on November 29, 2023)
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)
†	Management contract, compensatory plan or arrangement.
*	Filed herewith.
**	Furnished herewith.
#	Schedules and exhibits omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company agrees to furnish to the Securities and Exchange Commission a copy of any omitted schedule or exhibit upon request.
##	Schedules and exhibits omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company agrees to furnish to the Securities and Exchange Commission a copy of any omitted schedule or exhibit upon request. Certain confidential information has been excluded pursuant to Item 601(b)(10)(iv) of Regulation S-K. Such excluded information is not material and is the type that the registrant treats as private or confidential.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 24th day of November, 2025.

CONSTRUCTION PARTNERS, INC.

By:	/s/ Fred J. Smith, III
Fred J. Smith, III
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name and Signature	Title	Date

/s/ Fred J. Smith, III	President, Chief Executive Officer and Director	November 24, 2025
Fred J. Smith, III	(Principal Executive Officer)

/s/ Gregory A. Hoffman	Senior Vice President and Chief Financial Officer	November 24, 2025
Gregory A. Hoffman	(Principal Financial Officer and Principal Accounting Officer)

/s/ Ned N. Fleming, III	Executive Chairman of the Board	November 24, 2025
Ned N. Fleming, III

/s/ Charles E. Owens	Vice Chairman of the Board	November 24, 2025
Charles E. Owens

/s/ Craig Jennings	Director	November 24, 2025
Craig Jennings

/s/ Mark R. Matteson	Director	November 24, 2025
Mark R. Matteson

/s/ Michael H. McKay	Director	November 24, 2025
Michael H. McKay

/s/ Stefan L. Shaffer	Director	November 24, 2025
Stefan L. Shaffer

/s/ Noreen E. Skelly	Director	November 24, 2025
Noreen E. Skelly