Form 10-Q
period 2025-12-31
Construction Partners, Inc.
filed 2026-02-09
CIK 1718227

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of February 5, 2026, the registrant had 47,966,258 shares of Class A common stock, $0.001 par value, and 8,549,118 shares of Class B common stock, $0.001 par value, outstanding.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
Certain statements contained in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including, among other things, statements related to future events, business strategy, future performance, future operations, backlog, financial position, plans to repurchase shares of Class A common stock, estimated revenues and losses, projected costs, prospects, plans and objectives of management. All statements other than statements of historical fact may be forward-looking statements. Forward-looking statements are often, but not always, identified by the use of words such as “seek,” “anticipate,” “plan,” “continue,” “estimate,” “expect,” “may,” “will,” “project,” “predict,” “potential,” “targeting,” “intend,” “could,” “might,” “should,” “believe,” “outlook” and variations of such words or their negative and similar expressions. Forward-looking statements should not be read as a guarantee of future performance or results, and may not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking statements are based on management’s belief, based on currently available information, as to the outcome and timing of future events. These statements involve estimates, assumptions, known and unknown risks, uncertainties and other factors that may cause actual results or events to differ materially from those expressed in such forward-looking statements. When evaluating forward-looking statements, you should consider the risk factors and other cautionary statements described in this Quarterly Report on Form 10-Q and under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2025 (the “2025 Form 10-K”). We believe the expectations reflected in the forward-looking statements contained in this report are reasonable, but no assurance can be given that these expectations will prove to be correct. Forward-looking statements should not be unduly relied upon.
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
These factors are not necessarily all of the important factors that could cause actual results or events to differ materially from those expressed in the forward-looking statements. Other unknown or unpredictable factors could also cause actual results or events to differ materially from those expressed in the forward-looking statements. Our future results will depend upon various other risks and uncertainties, including those described in this Quarterly Report on Form 10-Q and in our 2025 Form 10-K. All forward-looking statements attributable to us are qualified in their entirety by this cautionary statement. Forward-looking statements speak only as of the date hereof. We undertake no obligation to update or revise any forward-looking statements after the date on which any such statement is made, whether as a result of new information, future events or otherwise, except as required by law.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
CONSTRUCTION PARTNERS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31,	September 30,
	2025	2025
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$104,093	$156,062
Restricted cash	97	2,953
Contracts receivable including retainage, net	437,963	549,884
Costs and estimated earnings in excess of billings on uncompleted contracts	56,900	45,340
Inventories	170,019	155,133
Prepaid expenses and other current assets	40,045	25,459
Total current assets	809,117	934,831
Property, plant and equipment, net	1,253,035	1,153,070
Operating lease right-of-use assets	94,313	76,355
Goodwill	1,077,372	943,309
Intangible assets, net	78,438	79,230
Investment in joint venture	—	72
Restricted investments	21,108	23,176
Other assets	25,204	28,813
Total assets	$3,358,587	$3,238,856
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$221,202	$284,218
Billings in excess of costs and estimated earnings on uncompleted contracts	146,435	129,300
Current portion of operating lease liabilities	24,909	19,867
Current maturities of long-term debt	38,500	38,500
Accrued expenses and other current liabilities	77,185	110,163
Total current liabilities	508,231	582,048
Long-term liabilities:
Long-term debt, net of current maturities and deferred debt issuance costs	1,704,656	1,573,614
Operating lease liabilities, net of current portion	70,215	57,201
Deferred income taxes, net	78,934	80,079
Other long-term liabilities	27,404	33,951
Total long-term liabilities	1,881,209	1,744,845
Total liabilities	2,389,440	2,326,893
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $0.001; 10,000,000 shares authorized and no shares issued and outstanding at December 31, 2025 and September 30, 2025	—	—
Class A common stock, par value $0.001; 400,000,000 shares authorized, 48,700,906 shares issued and 47,977,529 shares outstanding at December 31, 2025, and 47,963,617 shares issued and 47,406,498 shares outstanding at September 30, 2025	48	47
Class B common stock, par value $0.001; 100,000,000 shares authorized, 11,481,568 shares issued and 8,549,118 shares outstanding at December 31, 2025 and 11,463,770 shares issued and 8,538,165 shares outstanding at September 30, 2025	12	12
Additional paid-in capital	604,755	541,179
Treasury stock, Class A common stock, par value $0.001, at cost, 723,377 shares of Class A common stock at December 31, 2025 and 557,119 shares of Class A common stock at September 30, 2025	(56,226)	(34,589)
Treasury stock, Class B common stock, par value $0.001, at cost, 2,932,450 shares at December 31, 2025 and 2,925,605 shares at September 30, 2025	(16,833)	(16,046)
Accumulated other comprehensive income, net	3,195	4,369
Retained earnings	434,196	416,991
Total stockholders’ equity	969,147	911,963
Total liabilities and stockholders’ equity	$3,358,587	$3,238,856

See notes to consolidated financial statements (unaudited).

CONSTRUCTION PARTNERS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited in thousands, except share and per share data)

	For the Three Months Ended December 31,
	2025	2024
Revenues	$809,469	$561,580
Cost of revenues	687,969	485,009
Gross profit	121,500	76,571
General and administrative expenses	(61,501)	(44,266)
Acquisition-related expenses	(11,629)	(19,552)
Gain on sale of property, plant and equipment, net	2,039	1,055
Operating income	50,409	13,808
Interest expense, net	(27,370)	(18,130)
Other (expense) income	(253)	421
Income (loss) before provision for income taxes	22,786	(3,901)
Provision (benefit) for income taxes	5,580	(849)
(Loss) earnings from investment in joint venture	(1)	1
Net income (loss)	17,205	(3,051)
Other comprehensive income (loss), net of tax
Unrealized (loss) gain on interest rate swap contract, net	(1,210)	2,869
Unrealized gain (loss) on restricted investments, net	36	(333)
Other comprehensive (loss) income	(1,174)	2,536
Comprehensive income (loss)	$16,031	$(515)

Net income (loss) per share attributable to common stockholders:
Basic	$0.31	$(0.06)
Diluted	$0.31	$(0.06)

Weighted average number of common shares outstanding:
Basic	55,805,173	54,160,317
Diluted	56,045,949	54,160,317

See notes to consolidated financial statements (unaudited).

CONSTRUCTION PARTNERS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited in thousands, except share data)

	For the Three Months Ended December 31, 2025
	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Treasury Stock Class A Common Stock	Treasury Stock Class B Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss), net	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
September 30, 2025	47,963,617	$47	11,463,770	$12	$541,179	$(34,589)	$(16,046)	$416,991	$4,369	$911,963
Net income	—	—	—	—	—	—	—	17,205	—	17,205
Share-based compensation expense	—	—	—	—	14,608	—	—	—	—	14,608
Issuance of stock awards	270,120	—	47,798	—	—	—	—	—	—	—
Issuance of common stock	437,169	1	—	—	51,458	—	—	—	—	51,459
Purchase of treasury stock	—	—	—	—	—	(21,637)	(787)	—	—	(22,424)
Other comprehensive (loss)	—	—	—	—	—	—	—	—	(1,174)	(1,174)
Settlement of stock awards	—	—	—	—	(2,490)	—	—	—	—	(2,490)
Conversion of Class B common stock to Class A common stock	30,000	—	(30,000)	—	—	—	—	—	—	—
December 31, 2025	48,700,906	$48	11,481,568	$12	$604,755	$(56,226)	$(16,833)	$434,196	$3,195	$969,147

	For the Three Months Ended December 31, 2024
	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Treasury Stock Class A Common Stock	Treasury Stock Class B Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss), net	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
September 30, 2024	44,062,830	$44	11,784,650	$12	$278,065	$(11,490)	$(15,603)	$315,210	$7,502	$573,740
Net loss	—	—	—	—	—	—	—	(3,051)	—	(3,051)
Share-based compensation expense	—	—	—	—	13,674	—	—	—	—	13,674
Issuance of stock awards	333,705	—	61,000	—	—	—	—	—	—	—
Issuance of common stock	3,000,000	3	—	—	236,247	—	—	—	—	236,250
Purchase of treasury stock	—	—	—	—	—	(11,638)	(443)	—	—	(12,081)
Other comprehensive income	—	—	—	—	—	—	—	—	2,536	2,536
Conversion of Class B common stock to Class A common stock	154,242	—	(154,242)	—	—	—		—	—	—
December 31, 2024	47,550,777	$47	11,691,408	$12	$527,986	$(23,128)	$(16,046)	$312,159	$10,038	$811,068

See notes to consolidated financial statements (unaudited).

CONSTRUCTION PARTNERS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited in thousands)

	For the Three Months Ended December 31,
	2025	2024
Cash flows from operating activities:
Net income (loss)	$17,205	$(3,051)
Adjustments to reconcile net income to net cash, cash equivalents and restricted cash provided by operating activities:
Depreciation, depletion, accretion and amortization	45,030	31,184
Amortization of deferred debt issuance costs	667	495
Provision for bad debt	141	92
Gain on sale of property, plant and equipment	(2,039)	(1,055)
Realized loss on restricted investments	9	19
Share-based compensation expense	14,882	14,403
Distribution of earnings from investment in joint venture	71	—
Loss (earnings) from investment in joint venture	1	(1)
Deferred income tax benefit	(789)	(1,411)
Other non-cash adjustments	(74)	(229)
Changes in operating assets and liabilities:
Contracts receivable including retainage	127,022	62,560
Costs and estimated earnings in excess of billings on uncompleted contracts	(10,675)	(5,767)
Inventories	(3,334)	(10,434)
Prepaid expenses and other current assets	(14,134)	(143)
Other assets	2,137	410
Accounts payable	(74,938)	(47,490)
Billings in excess of costs and estimated earnings on uncompleted contracts	6,926	6,302
Accrued expenses and other current liabilities	(18,704)	(6,554)
Other long-term liabilities	(6,837)	1,333
Net cash provided by operating activities, net of acquisitions	82,567	40,663
Cash flows from investing activities:
Purchases of property, plant and equipment	(35,470)	(26,832)
Proceeds from sale of property, plant and equipment	5,546	1,843
Proceeds from sale of restricted investments	3,713	2,417
Purchases of restricted investments	(1,540)	(2,258)
Business acquisitions, net of cash acquired	(215,102)	(654,200)
Net cash used in investing activities	(242,853)	(679,030)
Cash flows from financing activities:
Proceeds from revolving credit facility	140,000	—
Proceeds from issuance of long-term debt, net of debt issuance costs and discount	—	834,995
Repayments of long-term debt	(9,625)	(128,163)
Settlement of stock awards	(2,490)	—
Purchase of treasury stock	(22,424)	(12,081)
Net cash provided by financing activities	105,461	694,751
Net change in cash, cash equivalents and restricted cash	(54,825)	56,384
Cash, cash equivalents and restricted cash:
Cash, cash equivalents and restricted cash, beginning of period	159,015	76,684
Cash, cash equivalents and restricted cash, end of period	$104,190	$133,068

Supplemental cash flow information:
Cash paid for interest	$26,365	$15,051
Cash paid for operating lease liabilities	$6,805	$3,233
Non-cash items:
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$21,742	$3,961
Property, plant and equipment financed with accounts payable	$12,178	$3,964
Issuance of stock for business acquisition	$51,500	$236,250
Amounts payable to sellers in business combination	$3,596	$86,000

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

Note 2 - Significant Accounting Policies
Basis of Presentation
These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation. These interim consolidated statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), which permit reduced disclosure for interim periods. The Company’s Consolidated Balance Sheets as of September 30, 2025 were derived from the Company’s audited financial statements for the fiscal year then ended, but do not include all necessary disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) with respect to annual financial statements. In the opinion of management, these unaudited consolidated financial statements include all recurring adjustments and normal accruals necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the dates and periods presented. These consolidated financial statements and accompanying notes should be read in conjunction with the Company’s audited annual consolidated financial statements and notes thereto included in the 2025 Form 10-K. Results for interim periods are not necessarily indicative of the results to be expected for a full fiscal year or for any future period.
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
A description of certain critical accounting policies of the Company is presented below. Additional critical accounting policies and the underlying judgments and uncertainties are described in the notes to the Company’s annual consolidated financial statements included in the 2025 Form 10-K.

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
Restricted Cash
Construction Partners Risk Management, Inc. (the “Captive”), a captive insurance company and wholly-owned subsidiary of the Company, provides general liability, automobile liability and workers’ compensation insurance coverage to the Company and its subsidiaries. Restricted cash represents cash held in a fiduciary capacity by the Captive for the payment of casualty insurance claims. The Company had restricted cash of $0.1 million and $3.0 million at December 31, 2025 and September 30, 2025, respectively.
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Consolidated Balance Sheets that sum to the total of the same such amounts shown in the Consolidated Statements of Cash Flows (unaudited, in thousands):

	December 31, 2025	September 30, 2025
Cash and cash equivalents	$104,093	$156,062
Restricted cash	97	2,953
Total cash, cash equivalents, and restricted cash	$104,190	$159,015

Restricted Investments
The Company’s restricted investments consist of debt securities, which are held in a fiduciary capacity by the Captive for the payment of casualty insurance claims. The Company determines the classification of its securities at the time of purchase and re-evaluates the determination at each balance sheet date. The Company has classified securities held by the Captive as available-for-sale. As a result, these securities are carried at their fair value. Purchases and sales of debt securities are recorded on the trade date. Interest income on debt securities is recorded when earned using an effective yield method. Unrealized gains and losses are reported as components of accumulated other comprehensive income (loss), net. These securities have been classified as non-current assets based on their respective maturity dates and the Company’s intent to reinvest sales proceeds into new restricted investments. The Company had restricted investments of $21.1 million and $23.2 million at December 31, 2025 and September 30, 2025, respectively.
The Company evaluates its available-for-sale debt securities quarterly to determine whether there has been a decline in the fair value below the amortized cost due to credit losses or other factors. This evaluation process entails judgment by the Company, and considers factors including the issuer’s financial condition and near-term prospects, future economic conditions, interest rate changes and changes in the rating of the security. When the Company has determined that it intends to sell, or that it is more likely than not that the Company will be required to sell a security before it recovers its amortized cost basis above fair value, the individual security is written down to fair value, with a corresponding charge to “Other income” within the Consolidated Statements of Comprehensive Income. For available-for-sale debt securities that do not meet the intent impairment criteria but for which the Company has determined that a credit loss exists, the present value of cash flows expected to be collected from the security is compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss allowance is recorded for the credit loss, limited by the amount by which the fair value is less than the amortized cost basis. For the three months ended December 31, 2025 and 2024, the Company had no intent impairments or credit losses.
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
Concentration of Risks
Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of contracts receivable including retainage. In the normal course of business, the Company provides credit to its customers and does not generally require collateral. The Company monitors concentrations of credit risk associated with these receivables on an ongoing basis. The Company has not historically experienced significant credit losses, due primarily to management’s assessment of customers’ credit ratings. The Company principally deals with recurring customers, state and local governments and well-known local companies whose reputations are known to management. The Company performs credit checks for significant new customers and generally requires progress payments for significant projects. The Company generally has the ability to file liens against the property if payments are not made on a timely basis. No single customer accounted for more than 10% of the Company’s contracts receivable including retainage, net balance at December 31, 2025 or September 30, 2025.
Projects performed for various departments of transportation accounted for 41.6% and 33.5% of consolidated revenues for the three months ended December 31, 2025 and 2024, respectively. Customers that accounted for more than 10% of consolidated revenues during either the three months ended December 31, 2025 or the three months ended December 31, 2024 are presented below:

	% of Consolidated Revenues for the Three Months Ended December 31,
	2025	2024
Florida Department of Transportation	11.2%	*

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

	% of Consolidated Revenues for the Three Months Ended December 31,
	2025	2024
Public	65.3%	57.7%
Private	34.7%	42.3%

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

Revenues derived from the sale of HMA, aggregates, and liquid asphalt are recognized at a point in time, which is when control of the product is transferred to the customer. Generally, that point in time is when the customer accepts delivery at its facility or receives product in its own transport vehicles from one of the Company’s HMA plants or aggregates facilities. Upon purchase, the Company generally provides an invoice or similar document detailing the goods transferred to the customer. The Company generally offers payment terms customary in the industry, which typically require payment ranging from point-of-sale to 30 days following purchase.
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
The Company recognizes the financial statement benefit of the Company’s tax positions that are at least more likely than not to be sustained upon audit based on the technical merits of the tax position. For tax positions that are more likely than not to be sustained upon audit, management accrues the largest amount of the benefit that is more likely than not to be sustained. The Company classifies income tax-related interest and penalties as interest expense and other expenses, respectively. Refer to Note 11 - Provision for Income Taxes for further information regarding the Company’s federal and state income taxes.
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
The Company’s financial instruments include cash and cash equivalents, restricted cash, contracts receivable including retainage, accounts payable and accrued expenses reflected as current assets and current liabilities on its Consolidated Balance Sheets at December 31, 2025 and September 30, 2025. Due to the short-term nature of these instruments, management considers their carrying value to approximate their fair value.

The Company also has debt securities reflected as restricted investments on its Consolidated Balance Sheets at December 31, 2025 and September 30, 2025. These investments are adjusted to fair value at each balance sheet date and are considered Level 2 fair value measurements.
The Company also had Term Loans and a Revolving Credit Facility, each as defined and described in Note 8 - Debt. The carrying value of amounts outstanding under these credit facilities is reflected as long-term debt, net of current maturities and deferred debt issuance costs and current maturities of long-term debt on the Company’s Consolidated Balance Sheets at December 31, 2025 and September 30, 2025. Due to the variable rate or short-term nature of these instruments, management considers their carrying value to approximate their fair value.
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

Note 4 - Business Acquisitions
Acquisition of Certain Assets from Affiliates of Vulcan Materials Company
On October 6, 2025, the Company acquired certain asphalt manufacturing and construction assets from affiliates of Vulcan Materials Company (“VMC”) in the Houston, Texas metro area for $108.4 million, which was paid from available cash on hand and a draw from the Revolving Credit Facility. The transaction added eight HMA plants and related crews and equipment, expanding the Company’s operations in southeastern Texas.
Acquisition of P&S Paving, LLC
On October 20, 2025, the Company acquired all of the equity interests of P&S Paving, LLC (P&S and such acquisition, the “P&S Acquisition”), an asphalt manufacturing and construction business headquartered in Daytona Beach, Florida, for (i) $88.2 million of cash, which was paid from available cash on hand and a draw from the Revolving Credit Facility, and (ii) $51.5 million in shares of Class A common stock. The transaction expanded the Company's operations in Florida, adding two HMA plants and related crews and equipment serving northeast and central Florida.
Identifiable assets acquired and liabilities assumed were recorded at their estimated fair values based on the methodology described under “Fair Value Measurements” in Note 2 - Significant Accounting Policies. The amount of the purchase price exceeding the net fair value of identifiable assets acquired and liabilities assumed was recorded as provisional goodwill in the amount of approximately
$134.1 million, which is deductible for income tax purposes. Goodwill primarily represents the assembled work force and synergies expected to result from these acquisitions, which may change as estimates are finalized.

The following table summarizes the consideration for the aforementioned acquisitions and the provisional amounts of identified assets acquired and liabilities assumed as of December 31, 2025 (unaudited, in thousands):

	VMC	P&S	Total
Cash and cash equivalents	$—	$107	$107
Contracts receivable including retainage	—	15,242	15,242
Cost and estimated earnings in excess of billings on uncompleted contracts	88	797	885
Inventories	10,801	751	11,552
Prepaid expenses and other current assets	—	37	37
Property, plant and equipment	59,647	45,773	105,420
Operating lease right-of-use assets	1,300	—	1,300
Intangible assets	1,000	300	1,300
Total assets	72,836	63,007	135,843

Accounts payable	—	6,267	6,267
Billings in excess of costs and estimated earnings on uncompleted contracts	1,397	8,812	10,209
Accrued expenses and other current liabilities	325	175	500
Operating lease liabilities	1,300	—	1,300
Total liabilities	3,022	15,254	18,276

Goodwill	36,980	97,080	134,060
			—
Total cash consideration transferred	108,385	88,187	196,572
Fair value of Class A common stock transferred	—	51,459	51,459
Total consideration (receivable) payable	(1,591)	5,187	3,596
Total purchase price	$106,794	$144,833	$251,627

The Consolidated Statements of Comprehensive Income (Loss) include $64.6 million of revenue and $5.5 million of net income, excluding acquisition-related expenses, attributable to the operations of these acquisitions for the period from the acquisition date through December 31, 2025. The Company recorded certain costs related to these acquisitions as they were incurred, which are reflected in acquisition-related expenses on the Company’s Consolidated Statements of Comprehensive Income (Loss) in the amount of $10.5 million for the three months ended December 31, 2025.

The following table presents pro forma revenue and net income as though the aforementioned acquisitions had occurred on October 1, 2024 (unaudited, in thousands):

	For the Three Months Ended December 31,
	2025	2024
Pro forma revenue	$819,040	$784,113
Pro forma net income	$27,210	$30,584
Pro forma financial information is presented as if the operations of the acquisitions had been included in the consolidated results of the Company since October 1, 2024, and gives effect to transactions that are directly attributable to the acquisitions, including adjustments to:
(a)include the pro forma results of operations of the acquisitions for the three months ended December 31, 2025 and 2024;

(b)include additional depreciation and depletion expense related to the fair value of acquired property, plant and equipment and reserves at aggregates facilities, as applicable, as if such assets were acquired on October 1, 2024 and subject to the Company’s depreciation and depletion methodologies as of that date;

(c)include interest expense under the Revolving Credit Facility, as if the funds borrowed to finance the purchase price were borrowed on October 1, 2024, and assuming that (i) no principal payments were made from October 1, 2024 through

December 31, 2025 and (ii) the interest rate in effect on the date of the acquisitions was in effect from October 1, 2024 through December 31, 2025; and

(d)exclude $10.5 million of acquisition-related expenses from the three months ended December 31, 2025, as though such expenses were incurred prior to the pro forma acquisition date of October 1, 2024.

Pro forma information is presented for informational purposes only and may not be indicative of revenue or net income that would have been achieved if these acquisitions had occurred on October 1, 2024.
Provisional Accounting
During the three months ended December 31, 2025, there were no material measurement period adjustments to provisional acquisitions as reported in the 2025 Form 10-K.

Note 5 - Contracts Receivable Including Retainage, Net
Contracts receivable including retainage, net consisted of the following at December 31, 2025 and September 30, 2025 (in thousands):

	December 31, 2025	September 30, 2025
	(unaudited)
Contracts receivable	$370,092	$483,811
Retainage receivable	68,966	67,044
	439,058	550,855
Allowance for credit losses	(1,095)	(971)
Contracts receivable including retainage, net	$437,963	$549,884

Retainage receivable represents amounts earned by the Company but held by customers until contracts are near completion or fully completed.

Note 6 - Contract Assets and Liabilities
Costs and estimated earnings compared to billings on uncompleted contracts at December 31, 2025 and September 30, 2025 consisted of the following (in thousands):

	December 31, 2025	September 30, 2025
	(unaudited)
Costs on uncompleted contracts	$2,718,823	$2,899,250
Estimated earnings to date on uncompleted contracts	370,770	393,665
	3,089,593	3,292,915
Billings to date on uncompleted contracts	(3,179,128)	(3,376,875)
Net billings in excess of costs and estimated earnings on uncompleted contracts	$(89,535)	$(83,960)

Significant changes to balances of costs and estimated earnings in excess of billings (contract asset) and billings in excess of costs and estimated earnings (contract liability) on uncompleted contracts from September 30, 2024 to December 31, 2024 and September 30, 2025 to December 31, 2025 are presented below (in thousands):

	Costs and Estimated Earnings in Excess of Billings on Uncompleted Contracts	Billings in Excess of Costs and Estimated Earnings on Uncompleted Contracts	Net Billings in Excess of Costs and Estimated Earnings on Uncompleted Contracts
September 30, 2024	$25,966	$(120,065)	$(94,099)
Changes in revenue billed, contract price or cost estimates	9,739	(16,595)	(6,856)
December 31, 2024 (unaudited)	$35,705	$(136,660)	$(100,955)

September 30, 2025	$45,340	$(129,300)	$(83,960)
Changes in revenue billed, contract price or cost estimates	11,560	(17,135)	(5,575)
December 31, 2025 (unaudited)	$56,900	$(146,435)	$(89,535)

At December 31, 2025, the Company had unsatisfied or partially unsatisfied performance obligations under construction project contracts representing approximately $2.4 billion in aggregate transaction price. The Company expects to earn revenue as it satisfies its performance obligations under such contracts in the amount of approximately $1.7 billion during the remainder of the fiscal year ending September 30, 2026 and $0.7 billion thereafter.

Note 7 - Property, Plant and Equipment
Property, plant and equipment at December 31, 2025 and September 30, 2025 consisted of the following (in thousands):

	December 31, 2025	September 30, 2025
	(unaudited)
Construction equipment	$824,974	$766,914
Plants	450,997	413,983
Land and improvements	213,639	202,120
Mineral reserves	201,440	201,440
Buildings	68,525	54,583
Furniture and fixtures	9,152	10,209
Leasehold improvements	1,431	1,431
Total property, plant and equipment, gross	1,770,158	1,650,680
Accumulated depreciation, depletion, and amortization	(560,898)	(526,370)
Construction in progress	43,775	28,760
Total property, plant and equipment, net	$1,253,035	$1,153,070

Depreciation, depletion, and amortization expense related to property, plant and equipment for the three months ended December 31, 2025 and 2024 was $43.0 million and $30.3 million, respectively.

Note 8 - Debt
The Company maintains credit facilities to finance acquisitions, to fund the purchase of real estate, construction equipment, plants and other fixed assets, and for general working capital purposes. Debt at December 31, 2025 and September 30, 2025 consisted of the following (in thousands):

	December 31, 2025	September 30, 2025
	(unaudited)
Long-term debt:
Term Loan A	$585,000	$592,500
Term Loan B	841,500	843,625
Revolving Credit Facility	330,000	190,000
Total long-term debt	1,756,500	1,626,125
Deferred debt issuance costs, net	(13,344)	(14,011)
Current maturities of long-term debt	(38,500)	(38,500)
Long-term debt, net of current maturities and deferred debt issuance costs	$1,704,656	$1,573,614

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
At December 31, 2025 and September 30, 2025, there was $585.0 million and $592.5 million, respectively, of principal outstanding under the Term Loan A, $330.0 million and $190.0 million, respectively, of principal outstanding under the Revolving Credit Facility, and availability of $163.4 million and $303.5 million, respectively, under the Revolving Credit Facility, including a reduction for outstanding letters of credit.
The Term Loan A / Revolver Credit Agreement contains customary negative covenants for agreements of this type, including, but not limited to, restrictions on the Company’s ability to make acquisitions, make loans or advances, make capital expenditures and investments, pay dividends, create or incur indebtedness, create liens, wind up or dissolve, consolidate, merge or liquidate, or sell, transfer or dispose of assets. The Term Loan A / Revolver Credit Agreement also requires the Company to satisfy certain financial covenants, including a minimum consolidated interest coverage ratio of 3.00-to-1.00 and a maximum consolidated net leverage ratio determined as follows: (i) for each fiscal quarter ending on or prior to December 31, 2025, 4.50-to-1.00; (ii) for each fiscal quarter ending March 31, 2026 through and including September 30, 2026, 4.25-to-1.00; (iii) for each fiscal quarter ending December 31, 2026 through and including June 30, 2027, 4.00-to-1.00; and (iv) for each fiscal quarter ending September 30, 2027 and thereafter, 3.75-to-1.00, subject to certain adjustments. At December 31, 2025 and 2024, the Company’s consolidated interest coverage ratio was 5.54-to-1.00 and 11.20-to-1.00, respectively, and the Company’s consolidated net leverage ratio was 3.18-to-1.00 and 2.96-to-1.00, respectively. At both December 31, 2025 and December 31, 2024, the Company was in compliance with all covenants under the Term Loan A / Revolver Credit Agreement.
From time to time, the Company has entered into interest rate swap agreements to hedge against the risk of changes in interest rates. At both December 31, 2025 and September 30, 2025, the aggregate notional value of these interest rate swap agreements was $300.0 million, and the fair value was $6.4 million and $7.9 million, respectively, which is included within other assets on the Company’s Consolidated Balance Sheets.
Term Loan B Credit Agreement
On November 1, 2024, the Company entered into a Term Loan Credit Agreement with Bank of America, N.A., as administrative agent, BofA Securities, Inc., PNC Capital Markets LLC, Regions Capital Markets, a division of Regions Bank, and TD Securities (USA) LLC, each as joint lead arranger and joint bookrunner, and certain other lenders party thereto (the “Term Loan B Credit Agreement”), which provided for a senior secured first lien term loan facility in the aggregate principal amount of $850.0 million, the full amount of which was drawn on November 1, 2024 (the “Term Loan B”). A portion of the proceeds of the Term Loan B was used to finance the cash portion of the consideration for the Company's acquisition of Asphalt Inc., LLC d/ba Lone Star Paving (Lone Star Paving and such acquisition, the “Lone Star Acquisition”), including the repayment of certain outstanding indebtedness of Lone Star Paving and its subsidiaries at the closing. The remaining loan proceeds were used to (i) repay the Company’s outstanding borrowings under other credit facilities, (ii) pay fees and expenses incurred in connection with the debt financing transaction and the Lone Star Acquisition, and (iii) for working capital and other corporate purposes as permitted by the Term Loan B Credit Agreement.
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
At December 31, 2025 and September 30, 2025, there was $841.5 million and $843.6 million, respectively, of principal outstanding under the Term Loan B.

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
Conversion of Class B Common Stock to Class A Common Stock
During the three months ended December 31, 2025, certain stockholders of the Company converted a total of 30,000 shares of Class B common stock into shares of Class A common stock on a one-for-one basis. As of December 31, 2025, there were 47,977,529 shares of Class A common stock and 8,549,118 shares of Class B common stock outstanding.
Issuance of Class A Common Stock
During the three months ended December 31, 2025, the Company issued 437,169 shares of Class A common stock in connection with the P&S Acquisition. Additional information about the P&S Acquisition is set forth in Note 4 - Business Acquisitions.
Treasury Stock
During the three months ended December 31, 2025, the Company received a total of 165,921 shares of Class A common stock and 6,845 shares of Class B common stock from employees for reimbursement of income taxes paid by the Company on behalf of these employees related to the vesting of restricted stock awards and 337 shares of Class A common stock through forfeitures of unvested restricted stock awards by terminated employees.
During the three months ended December 31, 2025, pursuant to its stock repurchase plan, the Company repurchased 15,382 shares of Class A common stock for aggregate consideration of approximately $1.6 million through open market transactions.
Restricted Stock Awards
During the three months ended December 31, 2025, the Company awarded to certain directors, officers and employees of the Company a total of 142,803 restricted shares of Class A common stock under the Construction Partners, Inc. 2018 Equity Incentive Plan (the “Equity Incentive Plan”) and 47,798 restricted shares of Class B common stock under the Construction Partners, Inc. 2024 Restricted Stock Plan (the "Restricted Stock Plan"). These totals include 33,987 shares of Class A common stock awarded under the Equity Incentive Plan and 47,798 shares of Class B common stock awarded under the Restricted Stock Plan in connection with a transaction bonus related to the P&S Acquisition.
Performance Stock Units
During the three months ended December 31, 2025, the Company issued a total of 127,317 shares of Class A common stock and paid $2.5 million in cash in settlement of vested performance stock units (“PSUs”) under the Equity Incentive Plan. PSUs vested based on the achievement of certain Company performance metrics established by the Compensation Committee of the Company’s Board of Directors (the “Compensation Committee”).
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

	For the Three Months Ended December 31,
	2025	2024
Numerator
Net income (loss) attributable to common stockholders	$17,205	$(3,051)
Denominator
Weighted average number of common shares outstanding, basic	55,805,173	54,160,317
Net income (loss) per common share attributable to common stockholders, basic	$0.31	$(0.06)

The following table summarizes the calculation of the weighted-average number of diluted common shares outstanding and the calculation of diluted earnings per share for the periods presented (unaudited in thousands, except share and per share amounts):

	For the Three Months Ended December 31,
	2025	2024
Numerator
Net income (loss) attributable to common stockholders	$17,205	$(3,051)
Denominator
Weighted average number of basic common shares outstanding, basic	55,805,173	54,160,317
Effect of dilutive securities:
Restricted stock grants	240,776	—
Weighted average number of diluted common shares outstanding:	56,045,949	54,160,317
Net income (loss) per diluted common share attributable to common stockholders	$0.31	$(0.06)

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
The Company’s effective income tax rate for the three months ended December 31, 2025 and 2024 was 24.5% and 21.8%, respectively. The changes in the Company’s effective rates are due to differences in state tax rates at its operating subsidiaries.

Note 12 - Related Parties
On December 31, 2017, the Company sold an indirect wholly owned subsidiary to an immediate family member of an executive officer of the Company (“Purchaser of Subsidiary”) in consideration for a note receivable in the amount of $1.0 million, which approximated the net book value of the disposed entity. At December 31, 2025, $0.1 million was reflected on the Company’s Consolidated Balance Sheets within other current assets representing the remaining balances on this note receivable. In connection with this transaction, the Company also received a note receivable from the disposed entity (“Disposed Entity”) on December 31, 2017 in the amount of $1.0 million representing certain accounts payable of the Disposed Entity that were paid by the Company. At December 31, 2025, $0.1 million was reflected on the Company’s Consolidated Balance Sheets within other current assets, representing the remaining balances on this note receivable. Remaining principal and interest payments are scheduled to be made in periodic installments through fiscal year 2026.

Prior to its acquisition by the Company, a current subsidiary of the Company advanced funds to an entity owned by an immediate family member of an officer of the Company in connection with a land development project. The obligations of the borrower entity to repay the advances were guaranteed by a separate entity owned by the same family member of the officer. Amounts outstanding under the advances did not bear interest and matured in full in March 2021. In March 2021, the subsidiary of the Company amended and restated the terms of the repayment obligation, as a result of which the officer personally assumed the remaining balance of the obligation. No new amounts were advanced to the officer by the Company or any subsidiary or affiliate thereof in connection with the transaction. Under the amended and restated terms, the officer executed a promissory note in favor of the Company’s subsidiary in the principal amount of $0.8 million. The note bears simple interest at a rate of 4.0% and requires annual minimum payments of $0.1 million inclusive of principal and accrued interest, with any remaining principal and accrued interest due and payable in full on December 31, 2027. This receivable was paid in full at December 31, 2025 (“Land Development Project”).

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
•The Company is party to a management services agreement with SunTx, under which the Company pays SunTx $0.38 million per fiscal quarter and reimburses certain travel and other out-of-pocket expenses associated with services rendered under the management services agreement.
The following table presents revenues earned and expenses incurred by the Company during the three months ended December 31, 2025 and 2024, and accounts receivable and payable balances at December 31, 2025 and September 30, 2025, related to transactions with the related parties described above (in thousands):

	Revenue Earned (Expense Incurred)				Accounts Receivable (Payable)
	For the Three Months Ended December 31,				December 31,	September 30,
	2025		2024		2025	2025
	(unaudited)		(unaudited)		(unaudited)
Purchaser of Subsidiary	$—		$—		$104	$104
Disposed Entity	—		—		66	66
Land Development Project	—		—		—	548
Subcontracting Services	(1,551)	(1)	(1,925)	(1)	(218)	(951)
Island Pond	(100)	(2)	(100)	(2)	—	—
SunTx	(1,406)	(2)	(1,391)	(2)	—	—

(1) Cost is reflected as cost of revenues in the Company’s Consolidated Statements of Comprehensive Income (Loss).
(2) Cost is reflected as general and administrative expenses in the Company’s Consolidated Statements of Comprehensive Income (Loss).

Note 13 - Share-Based Compensation
The Equity Incentive Plan was initially approved by the Company’s stockholders in 2016, was amended and restated in April 2018, and was further amended in May 2019. In connection with the 2018 amendment and restatement, the Company reserved 2,000,000 shares of Class A common stock for issuance pursuant to awards granted thereunder. In March 2024, the Company’s stockholders approved an increase in such share reserve by an additional 1,000,000 shares. At December 31, 2025, there were 631,230 shares of Class A common stock remaining available for issuance under the Equity Incentive Plan.
The Restricted Stock Plan was approved by the Company’s stockholders and adopted by the Company in March 2024. At that time, the Company reserved 2,000,000 shares of Class B common stock for issuance pursuant to awards granted thereunder. At December 31, 2025, there were 1,843,202 shares of Class B common stock remaining available for issuance under the Restricted Stock Plan.

The following table summarizes the components of share-based compensation expense in the Consolidated Statements of Comprehensive Income (Loss) during the three months ended December 31, 2025 and 2024 (unaudited, in thousands):

	For the Three Months Ended December 31,
	2025	2024
Equity classified awards	$14,608	$13,674
Liability classified awards	274	729
Employee stock purchase plan	253	322
Total share-based compensation expense	$15,135	$14,725

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

	For the Three Months Ended December 31,
	2025		2024
	Shares	Weighted Average Grant Date Fair Value Per Share	Shares	Weighted Average Grant Date Fair Value Per Share
Unvested shares, beginning balance	478,611	70.36	509,171	31.59
Shares awarded	190,601	113.60	196,793	80.21
Shares vested	(81,785)	115.01	(16,793)	95.90
Shares forfeited	(337)	78.94	(1,635)	30.78
Unvested shares, ending balance	587,090	78.17	687,536	29.55

Aggregate grant date fair value of shares awarded	$21,652		$15,785
Compensation expense recorded upon vesting of awards	$12,824		$3,256
Unrecognized compensation expense at fiscal year-end	$33,421		$19,146
Weighted average recognition period remaining, in years	3.7		4.0

The restricted shares granted under the Equity Incentive Plan will vest, as applicable, as follows:

Fiscal Year	Number of Shares
2026	105,587
2027	90,920
2028	173,332
2029	180,160
2030	37,091
Total	587,090

Performance Stock Units - Equity Classified Awards
PSUs provide for the issuance of shares of Class A common stock upon vesting, which occurs at the end of the performance period based on achievement of certain Company performance metrics established by the Compensation Committee. The final number of shares of common stock issuable upon vesting of PSUs can range from 0% to 150% of the target number of PSUs initially granted, depending on the level of achievement, as determined by the Compensation Committee. The achievement of performance goals is modified by the total stockholder return ranking of the Company against the Russell 2000 Index over the performance period and can increase or decrease the achieved award by up to 15%. With respect to certain outstanding PSUs, the Compensation Committee may, in its sole discretion, elect to settle all or a portion of vested PSUs in the form of cash, rather than common stock. The Company recognizes expense, net of estimated forfeitures, for PSUs based on the forecasted achievement of Company performance metrics, multiplied by the fair value of the total number of shares of common stock that the Company anticipates will be issued based on such achievement.
During the three months ended December 31, 2025, the Company awarded PSUs representing a target of 55,732 Class A shares to certain members of Company management under the Equity Incentive Plan. These grants are classified as equity awards. The aggregate grant date fair value of these PSU awards was $4.7 million. During the three months ended December 31, 2025 and 2024, the Company recorded compensation expense in connection with PSUs in the amount of $1.9 million and $0.5 million, respectively, which is reflected as general and administrative expenses in the Company’s Consolidated Statements of Comprehensive Income (Loss). At December 31, 2025, the Company forecasted 242,877 shares of Class A common stock underlying PSUs as unvested and approximately $9.4 million of unrecognized compensation expense related to PSU awards, which will be recognized over a remaining weighted-average period of 2.1 years. During the three months ended December 31, 2025, 127,317 shares of Class A common stock were issued upon the vesting of PSUs.
Cash-Settled Restricted Stock Units - Liability Classified Awards
The Company has previously granted cash-settled restricted stock units (“RSUs”) to employees of the Company under the Equity Incentive Plan. The Company elects to account for forfeitures as they occur. Compensation expense associated with prior awards for the three months ended December 31, 2025 and 2024 was $0.3 million and $0.7 million, respectively, which is reflected as general and administrative expenses in the Consolidated Statements of Comprehensive Income (Loss). As of December 31, 2025 and 2024, the liability for cash-settled RSUs was $6.5 million and $2.5 million, respectively, and is included in accrued expenses and other current liabilities and other long-term liabilities. At December 31, 2025, there was approximately $6.1 million of unrecognized compensation expense related to these awards, which will be recognized over a remaining weighted-average period of 2.4 years.
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
Employee Stock Purchase Plan
The Construction Partners, Inc. Employee Stock Purchase Plan (the “ESPP”) became effective on May 13, 2021. The ESPP provides eligible employees of the Company an opportunity to purchase shares of the Company’s Class A common stock at a discounted rate using funds withheld through payroll deductions. The maximum number of shares of Class A common stock offered under the ESPP is 1,000,000. The first offering period under the ESPP commenced on July 1, 2023. Since that date, participants have purchased 111,259 shares under the ESPP. Compensation expense associated with the ESPP for each of the three months ended December 31, 2025 and 2024 was $0.3 million, and is included in general and administrative expenses in the Consolidated Statements of Comprehensive Income (Loss).

Note 14 - Leases
The Company leases certain facilities, office space, vehicles and equipment. As of December 31, 2025, operating leases under ASC Topic 842, Leases (“Topic 842”) were included in (i) operating lease right-of use assets, (ii) current portion of operating lease liabilities and (iii) operating lease liabilities, net of current portion on the Company’s Consolidated Balance Sheets in the amounts of $94.3 million, $24.9 million and $70.2 million, respectively. As of December 31, 2025, the Company did not have any lease contracts that had not yet commenced but had created significant rights and obligations.

The components of lease expense were as follows (unaudited, in thousands):

	For the Three Months Ended December 31,
	2025	2024
Operating lease expense	$6,854	$3,192
Short-term lease expense	8,579	7,436
Total lease expense	$15,433	$10,628

Short-term leases (those with terms of 12 months or less) are not capitalized but are expensed on a straight-line basis over the lease term. The majority of the Company’s short-term leases relate to equipment used on construction projects. These leases are entered into at periodic rental rates for an unspecified duration and typically have a termination for convenience provision.

As of December 31, 2025, the weighted-average remaining term of the Company’s leases was 4.2 years, and the weighted-average discount rate was 6.10%. As of December 31, 2025, the lease liability was equal to the present value of the remaining lease payments, discounted using the incremental borrowing rate on the Company’s secured debt using a single maturity discount rate, as such rate is not materially different from the discount rate applied to each of the leases in the portfolio.

The following table summarizes the Company’s undiscounted lease liabilities outstanding as of December 31, 2025 (unaudited, in thousands):

Fiscal Year	Amount
Remainder of 2026	$22,998
2027	28,912
2028	24,055
2029	17,416
2030	8,701
2031 and thereafter	4,768
Total future minimum lease payments	$106,850
Less: imputed interest	11,726
Total	$95,124

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

The following table represents the approximate amount of realized and unrealized gains (losses) and changes in fair value recognized in earnings on commodity derivative contracts for the three months ended December 31, 2025 and 2024 and the fair value of these derivatives as of December 31, 2025 and September 30, 2025 (in thousands):

	For the Three Months Ended December 31,
		2025			2024
	(unaudited)			(unaudited)
	Change in			Change in
Income Statement Classification	Realized Gain (Loss)	Unrealized Gain (Loss)	Total Gain (Loss)	Realized Gain (Loss)	Unrealized Gain (Loss)	Total Gain (Loss)
Cost of revenues	$—	$—	$—	$—	$—	$—
Interest expense, net	1,659	—	1,659	2,185	—	2,185
Total	$1,659	$—	$1,659	$2,185	$—	$2,185

	December 31, 2025	September 30, 2025
Balance Sheet Classification	(unaudited)
Other assets - interest rate swaps (1)	$6,444	$7,916
Net unrealized gain position	$6,444	$7,916

(1) Includes designated cash flow hedge of $6.4 million and $7.9 million as of December 31, 2025 and September 30, 2025, respectively.

Note 16 - Fair Value Measurements

The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2025 and September 30, 2025 under ASC 820, Fair Value Measurements (in thousands):

	December 31, 2025	September 30, 2025
	(unaudited)
	Level 2	Level 2
Assets:
Interest rate swap	$6,444	$7,916
U.S. government securities	12,201	13,971
Corporate debt securities	5,388	5,671
Municipal government securities	1,025	1,157
Other debt securities	2,494	2,377
Total assets	$27,552	$31,092

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

Note 17 - Commitments
Letters of Credit

Under the Revolving Credit Facility, the Company has a total capacity of $500.0 million that may be used for a combination of cash borrowings and letter of credit issuances. At December 31, 2025, the Company had aggregate letters of credit outstanding in the amount of $6.6 million, primarily related to certain insurance policies as described in Note 2 - Significant Accounting Policies.
Purchase Commitments
As of December 31, 2025, the Company had unconditional purchase commitments for diesel fuel in the normal course of business in the aggregate amount of $0.9 million. Management does not expect any significant changes in the market value of these goods during the commitment period that would have a material adverse effect on the financial condition, results of operations and cash flows of the Company. As of December 31, 2025, the Company’s purchase commitments for the remainder of fiscal 2026 and in 2027 were as follows (unaudited, in thousands):

Fiscal Year	Amount
Remainder of 2026	$776
2027	131
Total	$907

Minimum Royalties

The Company has lease agreements associated with aggregates facilities under which the Company makes royalty payments. These agreements are outside the scope of Topic 842. The payments are generally based on tons sold in a particular period; however, certain agreements have minimum annual payments. The Company had commitments in the form of minimum royalties as of December 31, 2025 in the amount of $3.6 million, due as follows (unaudited, in thousands):

Fiscal Year	Amount
Remainder of 2026	$370
2027	418
2028	393
2029	384
2030	288
Thereafter	1,735
Total	$3,588

Royalty expense recorded in cost of revenue during the three months ended December 31, 2025 and 2024 was $0.7 million and $0.6 million, respectively.
Note 18 - Restricted Investments
The following is a summary of the Company’s debt securities as of December 31, 2025 and September 30, 2025 (in thousands):

	December 31, 2025
	(unaudited)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government securities	$12,143	$98	$40	$12,201
Corporate debt securities	5,267	132	11	5,388
Municipal government securities	1,037	4	16	1,025
Other debt securities	2,470	28	4	2,494
Total	$20,917	$262	$71	$21,108

	September 30, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government securities	$13,938	$96	$63	$13,971
Corporate debt securities	5,552	138	19	5,671
Municipal government securities	1,170	8	21	1,157
Other debt securities	2,370	23	16	2,377
Total	$23,030	$265	$119	$23,176

The amortized cost and fair value of debt securities classified as available for sale by contractual maturity, as of December 31, 2025, are as follows (unaudited, in thousands):

	Amortized Cost	Fair Value
Due within one year	$2,332	$2,327
Due after one year through three years	6,073	6,104
Due after three years	12,512	12,677
Total	$20,917	$21,108

Note 19 - Other Comprehensive Income (Loss)
Comprehensive income (loss) comprises two subsets: net income and OCI. The components of other comprehensive income (loss) are presented in the accompanying Consolidated Statements of Comprehensive Income (Loss) and Consolidated Statements of Stockholders’ Equity, net of applicable taxes. The Company’s interest rate swap contract hedge included in other comprehensive income was entered into on July 1, 2022 with an original notional value of $300.0 million. The maturity date of this swap is June 30, 2027.
Amounts in accumulated other comprehensive income (“AOCI”), net of tax, at December 31, 2025 and September 30, 2025, were as follows (in thousands):

AOCI	December 31, 2025 (unaudited)	September 30, 2025

Interest rate swap contract, net of blend and extend arrangement	$4,128	$5,705
Unrealized gain on available-for-sale securities	191	146
Less tax effect of other comprehensive income items	(1,124)	(1,482)
Total	3,195	4,369

Changes in AOCI, net of tax, are as follows (in thousands):

AOCI
Balance at September 30, 2025	$4,369
Net OCI changes	(1,174)
Balance at December 31, 2025 (unaudited)	$3,195

AOCI
Balance at September 30, 2024	$7,502
Net OCI changes	2,536
Balance at December 31, 2024 (unaudited)	$10,038

Amounts reclassified from AOCI to earnings are as follows (unaudited, in thousands):

	For the Three Months Ended December 31,
	2025	2024
Interest expense (benefit)	$(1,659)	$(2,185)
Realized loss on restricted investments	9	19
Expense (benefit) from income taxes	399	524
Total reclassifications from AOCI to earnings	$(1,251)	$(1,642)

Note 20 - Subsequent Events

Acquisition of GMJ Paving Company, LLC
On January 30, 2026, the Company acquired substantially all of the assets of GMJ Paving Company, LLC (“GMJ”), an asphalt manufacturing and construction business in the Houston, Texas metro area, for $40.0 million of cash, which was paid from available cash on hand and a draw from the Revolving Credit Facility. The transaction added an HMA plant in Baytown, Texas and related crews and equipment, expanding the Company’s operations in southeastern Texas. As of the date of this report, the total amount of consideration for this transaction remains subject to post-closing adjustments with respect to working capital and other matters.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
This discussion and analysis of our financial condition and results of operations is intended to assist in understanding and assessing the trends and significant changes in our results of operations and financial condition during the period covered by this report. Historical results may not be indicative of future performance. This discussion includes forward-looking statements that reflect our plans, estimates and beliefs. Such statements involve risks and uncertainties. Our actual results may differ materially from those contemplated by these forward-looking statements as a result of various factors, including those set forth under the headings “Risk Factors” and “Cautionary Statement Regarding Forward-Looking Statements”. This discussion should be read in conjunction with our unaudited consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and notes thereto included in the 2025 Form 10-K. In this discussion, we use certain non-GAAP financial measures. Explanations of these non-GAAP financial measures and reconciliations to the most directly comparable GAAP financial measures are included in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Investors should not consider non-GAAP financial measures in isolation or as substitutes for financial information presented in compliance with GAAP.
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
Contract Backlog
At December 31, 2025, our contract backlog was $3.1 billion. Contract backlog is a financial measure that reflects the dollar value of work that the Company expects to perform in the future. We include a construction project in our contract backlog at the time it is awarded and to the extent we believe funding is probable. Our backlog consists of uncompleted work on contracts in progress and contracts for which we have executed a contract but have not commenced the work. For uncompleted work on contracts in progress, we include (i) executed change orders, (ii) pending change orders for which we expect to receive confirmation in the ordinary course of business and (iii) claims that we have made against our customers for which we have determined we have a legal basis under existing contractual arrangements and as to which we consider collection to be probable. Backlog of uncompleted work on contracts under which work was either in progress or had not yet begun was $2.4 billion at December 31, 2025. Our contract backlog also includes low bid/no contract projects, which consist of (i) public bid projects for which we were the low bidder and no contract has been executed and (ii) private work projects for which we have been notified that we are the low bidder or have been given a notice to proceed, but no contract has been executed. Low bid/no contract backlog was $0.7 billion at December 31, 2025.
Recent Developments
Business Acquisitions
On October 6, 2025, we acquired certain asphalt manufacturing and construction assets from affiliates of Vulcan Materials Company in the Houston, Texas metro area. The transaction added eight HMA plants and related crews and equipment, expanding the Company’s operations in southeastern Texas. For further discussion regarding this transaction, see Note 4 - Business Acquisitions to the unaudited consolidated financial statements included elsewhere in this report.
On October 20, 2025, we acquired all of the equity interests of P&S Paving, LLC, an asphalt manufacturing and construction business headquartered in Daytona Beach, Florida. The transaction expanded the Company's operations in Florida, adding two HMA plants and related crews and equipment serving northeast and central Florida. For further discussion regarding this transaction, see Note 4 - Business Acquisitions to the unaudited consolidated financial statements included elsewhere in this report.

On January 30, 2026, we acquired substantially all of the assets of GMJ Paving Company, LLC , an asphalt manufacturing and construction business in the Houston, Texas metro area. The transaction added an HMA plant in Baytown, Texas and related crews and equipment, expanding the Company’s operations in southeastern Texas. For further discussion regarding this transaction, see Note 20 - Subsequent Events to the unaudited consolidated financial statements included elsewhere in this report.
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
Acquisition-Related Expenses
Acquisition-related expenses include costs incurred in connection with our business acquisitions. These expenses typically include legal, accounting, tax, other professional costs, employee transaction bonuses and contingent consideration payable to sellers in connection with the achievement of specified performance criteria.
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
The following table presents a reconciliation of net income (loss), the most directly comparable measure calculated in accordance with GAAP, to Adjusted EBITDA and the calculation of Adjusted EBITDA margin for the periods presented (unaudited, in thousands, except percentages):

	For the Three Months Ended December 31,
	2025	2024
Net income (loss)	$17,205	$(3,051)
Interest expense, net	27,370	18,130
Provision (benefit) for income taxes	5,580	(849)
Depreciation, depletion, accretion and amortization	45,030	31,184
Share-based compensation expense	5,729	4,920
Transformative acquisition expenses	11,287	18,463
Adjusted EBITDA	$112,201	$68,797
Revenues	$809,469	$561,580
Adjusted EBITDA margin	13.9%	12.3%
The following table presents a reconciliation of net income (loss), the most directly comparable measure calculated in accordance with GAAP, to Adjusted net income for the periods presented (in thousands):

	For the Three Months Ended December 31,
	2025	2024
Net income (loss)	$17,205	$(3,051)
Transformative acquisition expenses	11,287	18,463
Financing fees related to transformative acquisition	901	3,057
Tax impact due to above reconciling items	(2,984)	(5,199)
Adjusted net income	$26,409	$13,270

Results of Operations
Three Months Ended December 31, 2025 Compared to Three Months Ended December 31, 2024
The following table sets forth selected financial data for the three months ended December 31, 2025 and 2024 (unaudited in thousands, except percentages):

					Change From the Three Months Ended
	For the Three Months Ended December 31,				December 31, 2024
					to the Three Months Ended
	2025		2024		December 31, 2025
	Dollars	% of Revenues	Dollars	% of Revenues	$ Change	% Change
Revenues	$809,469	100.0%	$561,580	100.0%	$247,889	44.1%
Cost of revenues	687,969	85.0%	485,009	86.4%	202,960	41.8%
Gross profit	121,500	15.0%	76,571	13.6%	44,929	58.7%
General and administrative expenses	(61,501)	(7.7)%	(44,266)	(7.9)%	(17,235)	38.9%
Acquisition-related expenses	(11,629)	(1.4)%	(19,552)	(3.5)%	7,923	(40.5)%
Gain on sale of property, plant and equipment	2,039	0.3%	1,055	0.2%	984	93.3%
Operating income	50,409	6.2%	13,808	2.5%	36,601	265.1%
Interest expense, net	(27,370)	(3.4)%	(18,130)	(3.2)%	(9,240)	51.0%
Other income (expense)	(253)	—%	421	—%	(674)	(160.1)%
Income (loss) before provision for income taxes	22,786	2.8%	(3,901)	(0.7)%	26,687	(684.1)%
Provision (benefit) for income taxes	5,580	0.7%	(849)	(0.2)%	6,429	(757.2)%
Earnings from investment in joint venture	(1)	—%	1	—%	(2)	(200.0)%
Net income (loss)	$17,205	2.1%	$(3,051)	(0.5)%	$20,256	(663.9)%
Adjusted EBITDA	$112,201	13.9%	$68,797	12.3%	$43,404	63.1%
Adjusted net income	$26,409	3.3%	$13,270	2.4%	$13,139	99.0%

Revenues. Revenues for the three months ended December 31, 2025 increased $247.9 million, or 44.1%, to $809.5 million from $561.6 million for the three months ended December 31, 2024. The increase included $228.2 million of revenues attributable to acquisitions completed during or subsequent to the three months ended December 31, 2024 and $19.7 million of revenues in our existing markets from contract work and sales of HMA and aggregates to third parties. The 3.5% increase in revenues in our existing markets was due to strong demand in both public and private work.
Gross Profit. Gross profit for the three months ended December 31, 2025 increased $44.9 million, or 58.7%, to $121.5 million from $76.6 million for the three months ended December 31, 2024. The increase in gross profit was primarily the result of the 44.1% increase in revenues for the three months ended December 31, 2025 compared to the three months ended December 31, 2024 and a higher gross profit margin. The higher gross profit margin was due to efficient utilization of our plants, terminals and equipment fleet.

General and Administrative Expenses. General and administrative expenses for the three months ended December 31, 2025 increased $17.2 million, or 38.9%, to $61.5 million from $44.3 million for the three months ended December 31, 2024. The increase was attributable to general and administrative expenses associated with the operations of businesses acquired during or subsequent to December 31, 2024 and an increase in share-based compensation expense.

Acquisition-related expenses. Acquisition-related expenses for the three months ended December 31, 2025 decreased $7.9 million to $11.6 million from $19.5 million for the three months ended December 31, 2024. The decrease was primarily due to lower transformative acquisition expenses during the three months ended December 31, 2025.
Gain on Sale of Property, Plant and Equipment. Gain on sale of property, plant and equipment for the three months ended December 31, 2025 increased $1.0 million, or 93.3%, to $2.0 million from $1.0 million for the three months ended December 31, 2024. The increase was primarily the result of higher disposals of equipment and components during the three months ended December 31, 2025.
Interest Expense, Net. Interest expense, net for the three months ended December 31, 2025 increased $9.3 million, or 51.0%, to $27.4 million compared to $18.1 million for the three months ended December 31, 2024. The increase in interest expense, net was primarily related to borrowings under the Term Loan B Credit Agreement that was entered into on November 1, 2024 and additional borrowings under our Term Loan A / Revolver Credit Agreement.
Provision for Income Taxes. Our effective tax rate increased to 24.5% for the three months ended December 31, 2025, from 21.8% for the three months ended December 31, 2024. Our higher effective tax rate during the three months ended December 31, 2025 was due to differences in state tax rates at our operating subsidiaries.

Net Income (Loss). Net income increased $20.3 million, or 663.9%, to $17.2 million for the three months ended December 31, 2025, compared to net loss of $3.1 million for the three months ended December 31, 2024. The increase in net income was primarily a result of higher gross profit and decrease in acquisition-related expenses, partially offset by an increase in general and administrative expenses, interest expense and provision for income taxes, all as described above.
Adjusted EBITDA and Adjusted EBITDA Margin. Adjusted EBITDA and Adjusted EBITDA margin were $112.2 million and 13.9%, respectively, for the three months ended December 31, 2025, compared to $68.8 million and 12.3%, respectively, for the three months ended December 31, 2024. The increase in Adjusted EBITDA and Adjusted EBITDA margin resulted from a $20.3 million increase in net income as described above, a $13.8 million increase in depreciation, depletion, accretion and amortization, a $9.2 million increase in interest expense, net, and a $0.8 million increase in share-based compensation expense, offset by a decrease of $7.2 million in transformative acquisition expenses. For a description of Adjusted EBITDA and Adjusted EBITDA margin, as well as a reconciliation of Adjusted EBITDA to net income, see above under the heading “How We Assess Performance of Our Business — Other Key Performance Indicators — Adjusted EBITDA, Adjusted EBITDA Margin and Adjusted Net Income.”
Adjusted Net Income. Adjusted net income increased $13.1 million, or 99.0%, to $26.4 million for the three months ended December 31, 2025, compared to $13.3 million for the three months ended December 31, 2024. The increase in Adjusted net income was primarily a result of higher gross profit, partially offset by an increase in general and administrative expenses, interest expense under the Term Loan B and additional borrowings under our Term Loan A / Revolver Credit Agreement and provision for income taxes, all as described above. For a description of Adjusted net income, as well as a reconciliation of Adjusted net income to net income, see above under the heading “How We Assess Performance of Our Business — Other Key Performance Indicators — Adjusted EBITDA, Adjusted EBITDA Margin and Adjusted Net Income.”
Liquidity and Capital Resources
Cash Flows Analysis
The following table sets forth our cash flows for the periods indicated (unaudited, in thousands):

	For the Three Months Ended December 31,
	2025	2024
Net cash provided by operating activities, net of acquisitions	$82,567	$40,663
Net cash used in investing activities	(242,853)	(679,030)
Net cash provided by financing activities	105,461	694,751
Net change in cash and cash equivalents	$(54,825)	$56,384

Operating Activities
During the three months ended December 31, 2025, cash provided by operating activities, net of acquisitions, was $82.6 million, primarily as a result of:
•net income of $17.2 million, including $45.0 million of depreciation, depletion, accretion and amortization and $14.9 million of share-based compensation expense, $2.0 million of gain on sale of property, plant and equipment, and $0.8 million of deferred income tax benefit;

•a decrease in contracts receivable including retainage, net of $127.0 million due to normal fluctuations resulting from the timing of processing transactions in our accounts receivable cycle;
•an increase in inventories of $3.3 million due to increased inventories from acquisitions, growth in existing markets, higher inventory costs and normal fluctuations in our inventory cycle;
•a decrease in accounts payable and accrued expenses and other current liabilities of $93.6 million due to the timing of processing transactions in our accounts payable cycle; and

•a net decrease in the difference between costs and estimated earnings in excess of billings on uncompleted contracts and billings in excess of costs and estimated earnings on uncompleted contracts of $3.7 million due to the timing of performing and closing projects.

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

Investing Activities
During the three months ended December 31, 2025, cash used in investing activities was $242.9 million, of which $215.1 million related to acquisitions completed or finalized in the period, $35.5 million was invested in property, plant and equipment and $1.5 million was used to purchase restricted investments, partially offset by $5.5 million of proceeds from the sale of property, plant and equipment and $3.7 million of proceeds from the sale of restricted investments.
During the three months ended December 31, 2024, cash used in investing activities was $679.0 million, of which $654.2 million related to acquisitions completed in the period, $26.8 million was invested in property, plant and equipment and $2.3 million was used to purchase restricted investments, partially offset by $1.8 million of proceeds from the sale of property, plant and equipment and $2.4 million of proceeds from the sale of restricted investments.
Financing Activities
During the three months ended December 31, 2025, cash provided by financing activities was $105.5 million. We received $140.0 million of net proceeds from our Revolving Credit Facility, which were used for acquisitions completed in the period. This cash flow was partially offset by $9.6 million of principal payments on long-term debt, $22.4 million for the purchase of treasury stock and $2.5 million for settlement of performance share awards.
During the three months ended December 31, 2024, cash provided by financing activities was $694.8 million. We received $835.0 million of net proceeds from our Term Loan B, which were primarily used for the Lone Star Acquisition completed in the period. This cash flow was partially offset by $128.2 million of principal payments on long-term debt and $12.1 million for the purchase of treasury stock.

Capital Requirements and Sources of Liquidity

During the three months ended December 31, 2025 and 2024, our capital expenditures were approximately $35.5 million and $26.8 million, respectively. Our capital expenditures are typically made during the fiscal year in which they are approved. At December 31, 2025, our commitments for capital expenditures were not material to our financial condition or results of operations on a consolidated basis. For fiscal 2026, we expect total capital expenditures to be approximately $165.0 million to $185.0 million, including for both maintenance and growth. Our capital expenditure budget is an estimate and is subject to change.
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
Contractual Obligations
The following table summarizes our significant obligations outstanding as of December 31, 2025 (unaudited, in thousands):

		Payments Due by Fiscal Year
	Total	2026	2027	2028	2029	2030	2031 and Thereafter
Debt obligations	$1,756,500	$28,875	$38,500	$38,500	$38,500	$481,000	$1,131,125
Purchase agreement obligations due to sellers of Lone Star Paving	21,984	21,984	—	—	—	—	—
Lease obligations	106,850	22,998	28,912	24,055	17,416	8,701	4,768
Purchase commitments	907	776	131	—	—	—	—
Royalty payments	3,588	370	418	393	384	288	1,735
Asset retirement obligations	2,555	—	—	—	—	—	2,555
Total	$1,892,384	$75,003	$67,961	$62,948	$56,300	$489,989	$1,140,183

In addition to the items set forth in the table above, in connection with the Lone Star Acquisition, we entered into a conditional purchase agreement pursuant to which we agreed to purchase from the sellers of Lone Star Paving, upon the receipt of certain permits and governmental entitlements, an entity that owns certain real property located in central Texas for aggregate consideration of $30.0 million. As of December 31, 2025, the purchase agreement and the conditional purchase obligations thereunder had expired.
Off-Balance Sheet Arrangements
As of December 31, 2025, we had aggregate letters of credit outstanding in the amount of $6.6 million, future purchase commitments of diesel fuel of $0.9 million and $3.6 million of minimum royalty payments related to aggregates facilities. Other than the letters of credit, future purchase commitments and minimum royalty payments, we do not currently have any off-balance sheet arrangements that have, or are reasonably likely to have, a material current or future effect on our financial condition, changes in our financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources. See Note 17 - Commitments to our unaudited consolidated financial statements included elsewhere in this report for additional information.

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
At December 31, 2025, we had a total of $1.76 billion of variable rate debt outstanding. Holding other factors constant and absent the interest rate swap agreements described above, a hypothetical 1% change in our borrowing rates would result in a $17.6 million change in our annual interest expense based on our variable rate debt outstanding at December 31, 2025. The notional amount of the Company’s outstanding interest rate swap contract at December 31, 2025 was $300.0 million. The maturity date of this swap is June 30, 2027, and the fair value of the outstanding swap contract was $6.4 million as of December 31, 2025. See also Note 15 - Investment in Derivative Instruments and Note 16 - Fair Value Measurements to the unaudited consolidated financial statements included elsewhere in this report.
The following table presents the future principal payment obligations, interest payments, and fair values associated with the Company’s debt instruments assuming the Company’s actual level of variable rate debt as of December 31, 2025 (unaudited, in thousands).

	For the Fiscal Year Ending September 30,							Fair
	2026	2027	2028	2029	2030	Thereafter	Total	Value
Debt obligations
Term Loans principal payments	$28,875	$38,500	$38,500	$38,500	$481,000	$1,131,125	$1,756,500	$1,756,500
Interest payments (1)	$80,681	$105,545	$103,223	$100,902	$87,037	$63,906

(1) Represents projected interest payments using the Company’s December 2025 weighted average SOFR-based floating rate of 6.16% per annum.
Item 4. Controls and Procedures.
Evaluation of Disclosure Control and Procedures
Our management carried out, as of December 31, 2025, with the participation of our Chief Executive Officer and our Chief Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2025, our disclosure controls and procedures were effective to provide reasonable assurance that material information required to be disclosed by us in reports we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure..
Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.
In addition to the other financial information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors,” in the 2025 Form 10-K that could materially affect our business, financial condition or future operating results. The risks described in the 2025 Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Unregistered Sales of Equity Securities
Except as described below, the Company did not sell any of its equity securities during the period covered by this report that were not registered under the Securities Act that were not reported on a Current Report on Form 8-K.
On October 17, 2025, in connection with the P&S Acquisition, the Compensation Committee of the Board of Directors approved grants of an aggregate of 47,798 restricted shares of Class B common stock under the Restricted Stock Plan to certain executive officers and key employees of the Company. The restricted shares of Class B common stock were not registered under the Securities Act. Additionally, on October 20, 2025, the Company issued 437,169 shares of Class A common stock, having an aggregate fair market value of approximately $51.5 million at closing, to the sellers of P&S as partial consideration for the P&S Acquisition, which were not registered under the Securities Act. Both the restricted shares of Class A common stock and the Class B common stock were issued in reliance upon the exemption provided in Section 4(a)(2) of the Securities Act and/or Regulation D promulgated thereunder.

Issuer Purchases of Equity Securities
During the quarter ended December 31, 2025, the Company repurchased shares of its Class A and Class B common stock as follows (unaudited):

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet be Purchased under the Plans or Programs (2)
October 1, 2025 - October 31, 2025	118,193	$123.87	—	$26,610,032
November 1, 2025 - November 30, 2025	59,575	$111.37	5,002	$26,088,717
December 1, 2025 - December 31, 2025	10,380	$107.76	10,380	$24,970,210
Total	188,148	$119.02	15,382	—

(1) Consists of an aggregate of 165,921 shares of Class A and 6,845 shares of Class B common stock withheld to satisfy tax withholding obligations on behalf of certain employees upon the vesting of restricted stock awards and 15,382 shares of Class A common stock repurchased under the publicly announced plan.

(2) On April 12, 2024, the Company announced that the Board of Directors authorized the Company to purchase up to $40.0 million of our Class A common stock in open market purchases, privately negotiated transactions or by other means. The stock repurchase plan expires March 5, 2026. The specific timing and amount of any future purchases will vary based on market conditions, securities law limitations and other factors.

Item 3. Defaults Upon Senior Securities.
None.

Item 4. Mine Safety Disclosures.
The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K (17 C.F.R. Part 229.104) is included in Exhibit 95.1 to this Quarterly Report on Form 10-Q.

Item 5. Other Information.
During the quarter ended December 31, 2025, no director or officer (as defined in Rule 16a-1(f) of the Exchange Act) of the Company adopted, modified, or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (in each case, as defined in Item 408(a) of Regulation S-K).

Item 6. Exhibits.

Exhibit Number	Description
3.1
Amended and Restated Certificate of Incorporation of Construction Partners, Inc., as amended through February 23, 2023 (incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q (File No. 001-38479) filed on August 8, 2023)

3.2	Amended and Restated By-Laws of Construction Partners, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 001-38479) filed on November 9, 2022)
4.1	Form of Class A Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-224174) filed on April 23, 2018)
10.1	Form of Amended Performance Share Award (LTIP-B) Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-38479) filed November 10, 2025)
31.1*	Certification of President and Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
31.2*	Certification of Executive Vice President and Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
32.1**	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2**	Certification of Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350
95.1*	Mine Safety Disclosures
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*	Filed herewith.
**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 9th day of February, 2026.

CONSTRUCTION PARTNERS, INC.

By:	/s/ Fred J. Smith, III
Fred J. Smith, III
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name and Signature	Title	Date

/s/ Fred J. Smith, III	President and Chief Executive Officer	February 9, 2026
Fred J. Smith, III	(Principal Executive Officer and duly authorized officer)

/s/ Gregory A. Hoffman	Senior Vice President and Chief Financial Officer	February 9, 2026
Gregory A. Hoffman	(Principal Financial Officer and duly authorized officer)