Form 10-Q
period 2026-03-31
Construction Partners, Inc.
filed 2026-05-08
CIK 1718227

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
Nasdaq Texas, LLC

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No  ☒
As of May 7, 2026, the registrant had 47,985,624 shares of Class A common stock, $0.001 par value, and 8,549,118 shares of Class B common stock, $0.001 par value, outstanding.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
Certain statements contained in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including, among other things, statements related to future events, business strategy, future performance, future operations, backlog, financial position, plans to repurchase shares of Class A common stock, estimated revenues and losses, the impact of acquisitions, projected costs, prospects, plans and objectives of management. All statements other than statements of historical fact may be forward-looking statements. Forward-looking statements are often, but not always, identified by the use of words such as “seek,” “anticipate,” “plan,” “continue,” “estimate,” “expect,” “may,” “will,” “project,” “predict,” “potential,” “targeting,” “intend,” “could,” “might,” “should,” “believe,” “outlook” and variations of such words or their negative and similar expressions. Forward-looking statements should not be read as a guarantee of future performance or results, and may not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking statements are based on management’s belief, based on currently available information, as to the outcome and timing of future events. These statements involve estimates, assumptions, known and unknown risks, uncertainties and other factors that may cause actual results or events to differ materially from those expressed in such forward-looking statements. When evaluating forward-looking statements, you should consider the risk factors and other cautionary statements described in this Quarterly Report on Form 10-Q and under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2025 (the “2025 Form 10-K”). We believe the expectations reflected in the forward-looking statements contained in this report are reasonable, but no assurance can be given that these expectations will prove to be correct. Forward-looking statements should not be unduly relied upon.
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

•volatility in global energy markets due to ongoing geopolitical conflicts;
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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CONSTRUCTION PARTNERS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	March 31,	September 30,
	2026	2025
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$76,860	$156,062
Restricted cash	120	2,953
Contracts receivable including retainage, net	515,650	549,884
Costs and estimated earnings in excess of billings on uncompleted contracts	64,539	45,340
Inventories	176,802	155,133
Prepaid expenses and other current assets	28,424	25,459
Total current assets	862,395	934,831
Property, plant and equipment, net	1,265,112	1,153,070
Operating lease right-of-use assets	95,724	76,355
Goodwill	1,097,535	943,309
Intangible assets, net	76,391	79,230
Investment in joint venture	—	72
Restricted investments	16,150	23,176
Other assets	25,450	28,813
Total assets	$3,438,757	$3,238,856
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$290,346	$284,218
Billings in excess of costs and estimated earnings on uncompleted contracts	142,185	129,300
Current portion of operating lease liabilities	26,807	19,867
Current maturities of long-term debt	38,500	38,500
Accrued expenses and other current liabilities	66,472	110,163
Total current liabilities	564,310	582,048
Long-term liabilities:
Long-term debt, net of current maturities and deferred debt issuance costs	1,710,699	1,573,614
Operating lease liabilities, net of current portion	69,461	57,201
Deferred income taxes, net	83,543	80,079
Other long-term liabilities	31,359	33,951
Total long-term liabilities	1,895,062	1,744,845
Total liabilities	2,459,372	2,326,893
Stockholders’ equity:
Preferred stock, par value $0.001; 10,000,000 shares authorized and no shares issued and outstanding at March 31, 2026 and September 30, 2025	—	—
Class A common stock, par value $0.001; 400,000,000 shares authorized, 48,710,906 shares issued and 47,965,450 shares outstanding at March 31, 2026 and 47,963,617 shares issued and 47,406,498 shares outstanding at September 30, 2025	48	47
Class B common stock, par value $0.001; 100,000,000 shares authorized, 11,481,568 shares issued and 8,549,118 shares outstanding at March 31, 2026 and 11,463,770 shares issued and 8,538,165 shares outstanding at September 30, 2025	12	12
Additional paid-in capital	609,457	541,179
Treasury stock, Class A common stock, par value $0.001, at cost, 745,456 shares at March 31, 2026 and 557,119 shares at September 30, 2025	(59,770)	(34,589)
Treasury stock, Class B common stock, par value $0.001, at cost, 2,932,450 shares at March 31, 2026 and 2,925,605 shares at September 30, 2025	(16,833)	(16,046)
Accumulated other comprehensive income, net	3,095	4,369
Retained earnings	443,376	416,991
Total stockholders’ equity	979,385	911,963
Total liabilities and stockholders’ equity	$3,438,757	$3,238,856

See notes to consolidated financial statements (unaudited).

CONSTRUCTION PARTNERS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited in thousands, except share and per share data)

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2026	2025	2026	2025
Revenues	$769,196	$571,650	$1,578,665	$1,133,230
Cost of revenues	670,343	500,300	1,358,312	985,309
Gross profit	98,853	71,350	220,353	147,921
General and administrative expenses	(63,596)	(46,662)	(125,097)	(90,928)
Acquisition-related expenses	(2,480)	(806)	(14,109)	(20,358)
Gain on sale of property, plant and equipment, net	4,606	3,407	6,645	4,462
Operating income	37,383	27,289	87,792	41,097
Interest expense, net	(25,590)	(21,592)	(52,960)	(39,722)
Other income (expense)	276	(159)	23	262
Income before provision for income taxes and earnings from investment in joint venture	12,069	5,538	34,855	1,637
Provision for income taxes	2,889	1,310	8,469	461
Loss from investment in joint venture	—	(13)	(1)	(12)
Net income	9,180	4,215	26,385	1,164
Other comprehensive income (loss), net of tax
Unrealized gain (loss) on interest rate swap contract, net	58	(2,890)	(1,152)	(21)
Unrealized gain (loss) on restricted investments, net	(158)	231	(122)	(102)
Other comprehensive (loss)	(100)	(2,659)	(1,274)	(123)
Comprehensive income	$9,080	$1,556	$25,111	$1,041

Net income per share attributable to common stockholders:
Basic	$0.16	$0.08	$0.47	$0.02
Diluted	$0.16	$0.08	$0.47	$0.02

Weighted average number of common shares outstanding:
Basic	55,917,842	55,248,526	55,860,888	54,698,442
Diluted	56,256,531	55,669,646	56,150,804	55,141,358

See notes to consolidated financial statements (unaudited).

CONSTRUCTION PARTNERS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(unaudited in thousands, except share data)

	For the Six Months Ended March 31, 2026
	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Treasury Stock - Class A Common Stock	Treasury Stock - Class B Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss), net	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
September 30, 2025	47,963,617	$47	11,463,770	$12	$541,179	$(34,589)	$(16,046)	$416,991	$4,369	$911,963
Net income	—	—	—	—	—	—	—	17,205	—	17,205
Share-based compensation expense	—	—	—	—	14,608	—	—	—	—	14,608
Issuance of stock awards	270,120	—	47,798	—	—	—	—	—	—	—
Issuance of common stock	437,169	1	—	—	51,458	—	—	—	—	51,459
Purchase of treasury stock	—	—	—	—	—	(21,637)	(787)	—	—	(22,424)
Other comprehensive (loss)	—	—	—	—	—	—	—	—	(1,174)	(1,174)
Settlement of stock awards	—	—	—	—	(2,490)	—	—	—	—	(2,490)
Conversion of Class B common stock to Class A common stock	30,000	—	(30,000)	—	—	—	—	—	—	—
December 31, 2025	48,700,906	$48	11,481,568	$12	$604,755	$(56,226)	$(16,833)	$434,196	$3,195	$969,147
Net income	—	—	—	—	—	—	—	9,180	—	9,180
Share-based compensation expense	—	—	—	—	5,449	—	—	—	—	5,449
Issuance of stock awards	10,000	—	—	—	—	—	—	—	—	—
Purchase of treasury stock	—	—	—	—	—	(3,544)	—	—	—	(3,544)
Equity classified awards converted to liability classified awards	—	—	—	—	(747)	—	—	—	—	(747)
Other comprehensive (loss)	—	—	—	—	—	—	—	—	(100)	(100)
March 31, 2026	48,710,906	$48	11,481,568	$12	$609,457	$(59,770)	$(16,833)	$443,376	$3,095	$979,385

	For the Six Months Ended March 31, 2025
	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Treasury Stock - Class A Common Stock	Treasury Stock - Class B Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss), net	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
September 30, 2024	44,062,830	$44	11,784,650	$12	$278,065	$(11,490)	$(15,603)	$315,210	$7,502	$573,740
Net loss	—	—	—	—	—	—	—	(3,051)	—	(3,051)
Share-based compensation expense	—	—	—	—	13,674	—	—	—	—	13,674
Issuance of stock awards	333,705	—	61,000	—	—	—	—	—	—	—
Issuance of common stock	3,000,000	3	—	—	236,247	—	—	—	—	236,250
Purchase of treasury stock	—	—	—	—	—	(11,638)	(443)	—	—	(12,081)
Other comprehensive income	—	—	—	—	—	—	—	—	2,536	2,536
Conversion of Class B common stock to Class A common stock	154,242	—	(154,242)	—	—	—	—	—	—	—
December 31, 2024	47,550,777	$47	11,691,408	$12	$527,986	$(23,128)	$(16,046)	$312,159	$10,038	$811,068
Net income	—	—	—	—	—	—	—	4,215	—	4,215
Share-based compensation expense	—	—	—	—	3,293	—	—	—	—	3,293
Issuance of stock awards	77,202	—	48,000	—	—	—	—	—	—	—
Purchase of treasury stock	—	—	—	—	—	(8,048)	—	—	—	(8,048)
Other comprehensive (loss)	—	—	—	—	—	—	—	—	(2,659)	(2,659)
March 31, 2025	47,627,979	$47	11,739,408	$12	$531,279	$(31,176)	$(16,046)	$316,374	$7,379	$807,869

See notes to consolidated financial statements (unaudited).

CONSTRUCTION PARTNERS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited in thousands)

	For the Six Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net income	$26,385	$1,164
Adjustments to reconcile net income to net cash, cash equivalents and restricted cash provided by operating activities:
Depreciation, depletion, accretion and amortization	91,299	68,447
Amortization of deferred debt issuance costs	1,335	2,211
Provision for bad debt	282	172
Gain on sale of property, plant and equipment	(6,645)	(4,462)
Realized loss on sales, calls and maturities of restricted investments	(12)	44
Share-based compensation expense	22,410	18,883
Distribution of earnings from investment in joint venture	71	—
Loss from investment in joint venture	1	12
Deferred income tax benefit	3,808	(1,480)
Other non-cash adjustments	(495)	(488)
Changes in operating assets and liabilities, net of business acquisitions:
Contracts receivable including retainage	58,752	49,336
Costs and estimated earnings in excess of billings on uncompleted contracts	(16,105)	(15,007)
Inventories	(9,780)	(4,387)
Prepaid expenses and other current assets	(1,428)	5,248
Other assets	2,108	(824)
Accounts payable	(11,082)	(27,606)
Billings in excess of costs and estimated earnings on uncompleted contracts	1,717	5,294
Accrued expenses and other current liabilities	(9,124)	567
Other long-term liabilities	(5,724)	(827)
Net cash provided by operating activities, net of business acquisitions	147,773	96,297
Cash flows from investing activities:
Purchases of property, plant and equipment	(81,728)	(68,226)
Proceeds from sale of property, plant and equipment	13,502	5,991
Proceeds from sales, calls and maturities of restricted investments	9,449	3,940
Business acquisitions, net of cash acquired	(275,875)	(828,736)
Purchase of restricted investments	(2,448)	(6,202)
Net cash used in investing activities	(337,100)	(893,233)
Cash flows from financing activities:
Proceeds from revolving credit facility	185,000	145,000
Proceeds from issuance of long-term debt, net of debt issuance costs	—	834,566
Settlement of stock awards	(2,490)	—
Repayments of long-term debt	(49,250)	(135,601)
Purchase of treasury stock	(25,968)	(20,129)
Net cash provided by financing activities	107,292	823,836
Net change in cash, cash equivalents and restricted cash	(82,035)	26,900
Cash, cash equivalents and restricted cash:
Cash, cash equivalents and restricted cash, beginning of period	159,015	76,684
Cash, cash equivalents and restricted cash, end of period	$76,980	$103,584

Supplemental cash flow information:
Cash paid for interest	$51,341	$35,788
Cash paid for income taxes	$4,030	$1,888
Cash paid for operating lease liabilities	$14,705	$7,191
Non-cash items:
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$30,910	$20,613
Property, plant and equipment financed with accounts payable	$9,694	$6,783
Amounts (receivable) payable to sellers in business combinations, net	$(2,064)	$84,119
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

Note 2 - Significant Accounting Policies
Basis of Presentation
These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation. These interim consolidated statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), which permit reduced disclosure for interim periods. The Company’s Consolidated Balance Sheet as of September 30, 2025 was derived from the Company’s audited financial statements for the fiscal year then ended, but does not include all necessary disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) with respect to annual financial statements. In the opinion of management, these unaudited consolidated financial statements include all recurring adjustments and normal accruals necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the dates and periods presented. These consolidated financial statements and accompanying notes should be read in conjunction with the Company’s audited annual consolidated financial statements and notes thereto included in the 2025 Form 10-K. Results for interim periods are not necessarily indicative of the results to be expected for a full fiscal year or for any future period.
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
Restricted Cash
Construction Partners Risk Management, Inc. (the “Captive”), a captive insurance company and wholly-owned subsidiary of the Company, provides general liability, automobile liability and workers’ compensation insurance coverage to the Company and its subsidiaries. Restricted cash represents cash held in a fiduciary capacity by the Captive for the payment of casualty insurance claims. The Company had restricted cash of $0.1 million and $3.0 million at March 31, 2026 and September 30, 2025, respectively.
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Consolidated Balance Sheets that sum to the total of the same such amounts shown in the Consolidated Statements of Cash Flows (in thousands):

	March 31, 2026 (unaudited)	September 30, 2025
Cash and cash equivalents	$76,860	$156,062
Restricted cash	120	2,953
Total cash, cash equivalents, and restricted cash	$76,980	$159,015

Restricted Investments
The Company’s restricted investments consist of debt securities, which are held in a fiduciary capacity by the Captive for the payment of casualty insurance claims. The Company determines the classification of its securities at the time of purchase and re-evaluates the determination at each balance sheet date. The Company has classified securities held by the Captive as available-for-sale. As a result, these securities are carried at their fair value. Purchases and sales of debt securities are recorded on the trade date. Interest income on debt securities is recorded when earned using an effective yield method. Unrealized gains and losses are reported as components of accumulated other comprehensive income, net. These securities have been classified as non-current assets based on their respective maturity dates and the Company’s intent to reinvest sales proceeds into new restricted investments. The Company had restricted investments of $16.2 million and $23.2 million at March 31, 2026 and September 30, 2025, respectively.
The Company evaluates its available-for-sale debt securities quarterly to determine whether there has been a decline in the fair value below the amortized cost due to credit losses or other factors. This evaluation process entails judgment by the Company, and considers factors including the issuer’s financial condition and near-term prospects, future economic conditions, interest rate changes and changes in the rating of the security. When the Company has determined that it intends to sell, or that it is more likely than not that the Company will be required to sell a security before it recovers its amortized cost basis above fair value, the individual security is written down to fair value, with a corresponding charge to “Other income” within the Consolidated Statements of Comprehensive Income. For available-for-sale debt securities that do not meet the intent impairment criteria but for which the Company has determined that a credit loss exists, the present value of cash flows expected to be collected from the security is compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss allowance is recorded for the credit loss, limited by the amount by which the fair value is less than the amortized cost basis. For the six months ended March 31, 2026 and 2025, the Company had no intent impairments or credit losses.
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
Concentration of Risks
Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of contracts receivable including retainage. In the normal course of business, the Company provides credit to its customers and does not generally require collateral. The Company monitors concentrations of credit risk associated with these receivables on an ongoing basis. The Company has not historically experienced significant credit losses, due primarily to management’s assessment of customers’ credit ratings. The Company principally deals with recurring customers, state and local governments and well-known local companies whose reputations are known to management. The Company performs credit checks for significant new customers and generally requires progress payments for significant projects. The Company generally has the ability to file liens against the property if payments are not made on a timely basis. No single customer accounted for more than 10% of the Company’s contracts receivable including retainage, net balance at March 31, 2026 or September 30, 2025.
Projects performed for various departments of transportation accounted for 38.8% and 40.9% of consolidated revenues for the three months ended March 31, 2026 and 2025, respectively, and for 40.3% and 37.2% of consolidated revenues for the six months ended March 31, 2026 and 2025, respectively. Customers that accounted for more than 10% of consolidated revenues during the three and six months ended March 31, 2026 and 2025 are presented below:

	% of Consolidated Revenues
	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2026	2025	2026	2025
Florida Department of Transportation	12.5%	11.4%	11.8%	*
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

	% of Consolidated Revenues
	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2026	2025	2026	2025
Private	30.9%	37.9%	32.8%	40.1%
Public	69.1%	62.1%	67.2%	59.9%
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
The Company’s financial instruments include cash and cash equivalents, restricted cash, contracts receivable including retainage, accounts payable and accrued expenses reflected as current assets and current liabilities on its Consolidated Balance Sheets at March 31, 2026 and September 30, 2025. Due to the short-term nature of these instruments, management considers their carrying value to approximate their fair value.
The Company has debt securities reflected as restricted investments on its Consolidated Balance Sheets at March 31, 2026 and September 30, 2025. These investments are adjusted to fair value at each balance sheet date and are considered Level 2 fair value measurements.

The Company also has a Term Loan A, a Term Loan B and a Revolving Credit Facility, each as defined and further described in Note 8 - Debt. The carrying value of amounts outstanding under these credit facilities is reflected as long-term debt, net of current maturities and deferred debt issuance cost and current maturities of long-term debt on the Company’s Consolidated Balance Sheets at March 31, 2026 and September 30, 2025. Due to the variable rate or short-term nature of these instruments, management considers their carrying value to approximate their fair value.
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

Note 4 - Business Acquisitions
Acquisition of Certain Assets from Affiliates of Vulcan Materials Company
On October 3, 2025, the Company acquired certain asphalt manufacturing and construction assets from affiliates of Vulcan Materials Company (“VMC”) in the Houston, Texas metro area for $108.4 million, which was paid from available cash on hand and a draw from the Revolving Credit Facility. The transaction added eight HMA plants and related crews and equipment, expanding the Company’s operations in southeastern Texas.
Acquisition of P&S Paving, LLC
On October 20, 2025, the Company acquired all of the equity interests of P&S Paving, LLC (“P&S” and such acquisition, the “P&S Acquisition”), an asphalt manufacturing and construction business headquartered in Daytona Beach, Florida, for (i) $93.3 million of cash, which was paid from available cash on hand and a draw from the Revolving Credit Facility, and (ii) $51.5 million in shares of Class A common stock. The transaction expanded the Company’s operations in Florida, adding two HMA plants and related crews and equipment serving northeast and central Florida.
Acquisition of GMJ Paving Company, LLC
On January 30, 2026, the Company acquired substantially all of the assets of GMJ Paving Company, LLC (“GMJ”), an asphalt manufacturing and construction business in the Houston, Texas metro area, for $37.9 million of cash, which was paid from available cash on hand and a draw from the Revolving Credit Facility. The transaction added an HMA plant in Baytown, Texas and related crews and equipment, expanding the Company’s operations in southeastern Texas.

Identifiable assets acquired and liabilities assumed were recorded at their estimated fair values based on the methodology described under “Fair Value Measurements” in Note 2 - Significant Accounting Policies. The amount of the purchase price exceeding the net fair value of identifiable assets acquired and liabilities assumed was recorded as provisional goodwill in the amount of approximately $154.7 million, which is deductible for income tax purposes. Goodwill primarily represents the assembled work force and synergies expected to result from these acquisitions, which may change as estimates are finalized.
The following table summarizes the consideration for the acquisitions and the provisional amounts of identified assets acquired and liabilities assumed as of March 31, 2026 (unaudited, in thousands):

	VMC	P&S	GMJ	Total
Cash and cash equivalents	$—	$107	$—	$107
Contracts receivable including retainage	—	15,831	8,969	24,800
Cost and estimated earnings in excess of billings on uncompleted contracts	88	753	2,253	3,094
Inventories	10,790	751	348	11,889
Prepaid expenses and other current assets	—	496	—	496
Property, plant and equipment	60,070	44,129	16,801	121,000
Operating lease right-of-use assets	797	—	817	1,614
Intangible assets	1,000	250	—	1,250
Total assets	72,745	62,317	29,188	164,250

Accounts payable	—	6,025	8,014	14,039
Billings in excess of costs and estimated earnings on uncompleted contracts	1,397	8,051	1,721	11,169
Accrued expenses and other current liabilities	1,279	1,567	309	3,155
Operating lease liabilities	797	—	817	1,614
Total liabilities	3,473	15,643	10,861	29,977

Goodwill	38,452	98,076	18,183	154,711
				—
Total cash consideration transferred	108,385	93,291	37,913	239,589
Fair value of Class A common stock transferred	—	51,459	—	51,459
Total consideration (receivable) payable	(661)	—	(1,403)	(2,064)
Total purchase price	$107,724	$144,750	$36,510	$288,984

The Consolidated Statements of Comprehensive Income include $83.8 million of revenue and $4.9 million of net income attributable to the operations of the acquired businesses for the three months ended March 31, 2026 and $148.3 million of revenue and $10.4 million of net income attributable to the operations of the acquired businesses for the six months ended March 31, 2026. The Company recorded certain costs related to the acquisitions as they were incurred, which are reflected in acquisition-related expenses on the Company’s Consolidated Statements of Comprehensive Income in the amount of $1.0 million for the three months ended March 31, 2026 and $11.5 million for the six months ended March 31, 2026.
The following tables present pro forma revenues and net income as though the acquisitions had occurred on October 1, 2024 (unaudited, in thousands):

	For the Three Months Ended March 31,
	2026	2025
Pro forma revenues	$773,956	$710,192
Pro forma net income	$11,014	$10,872

	For the Six Months Ended March 31,
	2026	2025
Pro forma revenues	$1,607,274	$1,508,583
Pro forma net income	$38,291	$41,524
Pro forma financial information is presented as if the operations of the acquired businesses had been included in the consolidated results of the Company since October 1, 2024, and gives effect to transactions that are directly attributable to the acquisitions, including adjustments to:
(a)include the pro forma results of operations of the acquired businesses for the three and six months ended March 31, 2026 and 2025;

(b)include additional depreciation and depletion expense related to the fair value of acquired property, plant and equipment and reserves at aggregates facilities, as applicable, as if such assets were acquired on October 1, 2024 and subject to the Company’s depreciation and depletion methodologies as of that date;

(c)include interest expense under the Revolving Credit Facility, as if the funds borrowed to finance the purchase prices were borrowed on October 1, 2024, and assuming that (i) no principal payments were made from October 1, 2024 through March 31, 2026 and (ii) the interest rate in effect on the date of the acquisitions was in effect from October 1, 2024 through March 31, 2026; and

(d)exclude $11.5 million of acquisition-related expenses from the six months ended March 31, 2026, as though such expenses were incurred prior to the pro forma acquisition date of October 1, 2024.

Pro forma information is presented for informational purposes and may not be indicative of revenue or net income that would have been achieved if these acquisitions had occurred on October 1, 2024.
Provisional Accounting
During the six months ended March 31, 2026, there were no material measurement period adjustments to provisional acquisitions as reported in the 2025 Form 10-K.
Note 5 - Contracts Receivable Including Retainage, Net
Contracts receivable including retainage, net consisted of the following at March 31, 2026 and September 30, 2025 (in thousands):

	March 31, 2026	September 30, 2025
	(unaudited)
Contracts receivable	$445,936	$483,811
Retainage receivable	70,923	67,044
	516,859	550,855
Allowance for credit losses	(1,209)	(971)
Contracts receivable including retainage, net	$515,650	$549,884

Retainage receivables are amounts earned by the Company but held by customers until contracts are near completion or fully completed.

Note 6 - Contract Assets and Liabilities
Costs and estimated earnings compared to billings on uncompleted contracts at March 31, 2026 and September 30, 2025 consisted of the following (in thousands):

	March 31, 2026	September 30, 2025
	(unaudited)
Costs on uncompleted contracts	$2,870,916	$2,899,250
Estimated earnings to date on uncompleted contracts	398,177	393,665
	3,269,093	3,292,915
Billings to date on uncompleted contracts	(3,346,739)	(3,376,875)
Net billings in excess of costs and estimated earnings on uncompleted contracts	$(77,646)	$(83,960)

Significant changes to balances of costs and estimated earnings in excess of billings (contract asset) and billings in excess of costs and estimated earnings (contract liability) on uncompleted contracts from September 30, 2024 to March 31, 2025 and September 30, 2025 to March 31, 2026 are presented below (in thousands):

	Costs and Estimated Earnings in Excess of Billings on Uncompleted Contracts	Billings in Excess of Costs and Estimated Earnings on Uncompleted Contracts	Net Billings in Excess of Costs and Estimated Earnings on Uncompleted Contracts
September 30, 2024	$25,966	$(120,065)	$(94,099)
Changes in revenue billed, contract price or cost estimates	20,522	(16,238)	4,284
March 31, 2025 (unaudited)	$46,488	$(136,303)	$(89,815)

September 30, 2025	$45,340	$(129,300)	$(83,960)
Changes in revenue billed, contract price or cost estimates	19,199	(12,885)	6,314
March 31, 2026 (unaudited)	$64,539	$(142,185)	$(77,646)

At March 31, 2026, the Company had unsatisfied or partially unsatisfied performance obligations under construction project contracts representing approximately $2.6 billion in aggregate transaction price. The Company expects to earn revenue as it satisfies its performance obligations under such contracts in the amount of approximately $1.5 billion during the remainder of the fiscal year ending September 30, 2026 and $1.1 billion thereafter.

Note 7 - Property, Plant and Equipment
Property, plant and equipment at March 31, 2026 and September 30, 2025 consisted of the following (in thousands):

	March 31, 2026	September 30, 2025
	(unaudited)
Construction equipment	$832,272	$766,914
Plants	466,037	413,983
Mineral reserves	201,440	201,440
Land and improvements	216,376	202,120
Buildings	68,776	54,583
Furniture and fixtures	9,323	10,209
Leasehold improvements	1,620	1,431
Total property, plant and equipment, gross	1,795,844	1,650,680
Accumulated depreciation, depletion and amortization	(589,402)	(526,370)
Construction in progress	58,670	28,760
Total property, plant and equipment, net	$1,265,112	$1,153,070

Depreciation, depletion and amortization expense related to property, plant and equipment was $44.2 million and $36.2 million for the three months ended March 31, 2026 and 2025, respectively, and $87.2 million and $66.5 million for the six months ended March 31, 2026 and 2025, respectively.

Note 8 - Debt
The Company maintains credit facilities to finance acquisitions, to fund the purchase of real estate, construction equipment, plants and other fixed assets, and for general working capital purposes. Debt at March 31, 2026 and September 30, 2025 consisted of the following (in thousands):

	March 31, 2026	September 30, 2025
	(unaudited)
Long-term debt:
Term Loan A	$577,500	$592,500
Term Loan B	839,375	843,625
Revolving Credit Facility	345,000	190,000
Total long-term debt	1,761,875	1,626,125
Deferred debt issuance costs, net	(12,676)	(14,011)
Current maturities of long-term debt	(38,500)	(38,500)
Long-term debt, net of current maturities and deferred debt issuance costs	$1,710,699	$1,573,614

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
At March 31, 2026 and September 30, 2025, there was $577.5 million and $592.5 million, respectively, of principal outstanding under the Term Loan A, $345.0 million and $190.0 million, respectively, of principal outstanding under the Revolving Credit Facility, and availability of $150.2 million and $303.5 million, respectively, under the Revolving Credit Facility, including a reduction for outstanding letters of credit.
The Term Loan A / Revolver Credit Agreement contains customary negative covenants for agreements of this type, including, but not limited to, restrictions on the Company’s ability to make acquisitions, make loans or advances, make capital expenditures and investments, pay dividends, create or incur indebtedness, create liens, wind up or dissolve, consolidate, merge or liquidate, or sell, transfer or dispose of assets. The Term Loan A / Revolver Credit Agreement also requires the Company to satisfy certain financial covenants, including a minimum consolidated interest coverage ratio of 3.00-to-1.00 and a maximum consolidated net leverage ratio determined as follows: (i) for each fiscal quarter ending on or prior to December 31, 2025, 4.50-to-1.00; (ii) for each fiscal quarter ending March 31, 2026 through and including September 30, 2026, 4.25-to-1.00; (iii) for each fiscal quarter ending December 31, 2026 through and including June 30, 2027, 4.00-to-1.00; and (iv) for each fiscal quarter ending September 30, 2027 and thereafter, 3.75-to-1.00, subject to certain adjustments. At March 31, 2026 and September 30, 2025, the Company’s consolidated interest coverage ratio was 5.34-to-1.00 and 5.76-to-1.00, respectively, and the Company’s consolidated net leverage ratio was 3.23-to-1.00 and 3.10-to-1.00, respectively. At both March 31, 2026 and September 30, 2025, the Company was in compliance with all covenants under the Term Loan A / Revolver Credit Agreement.
From time to time, the Company has entered into interest rate swap agreements to hedge against the risk of changes in interest rates. At both March 31, 2026 and September 30, 2025, the aggregate notional value of the interest rate swap agreement was $300.0 million, and the fair value was $6.7 million and $7.9 million, respectively, which is included within other assets on the Company’s Consolidated Balance Sheets.
Term Loan B Credit Agreement
On November 1, 2024, the Company entered into a Term Loan Credit Agreement with Bank of America, N.A., as administrative agent, BofA Securities, Inc., PNC Capital Markets LLC, Regions Capital Markets, a division of Regions Bank, and TD Securities (USA) LLC, each as joint lead arranger and joint bookrunner, and certain other lenders party thereto (the “Term Loan B Credit Agreement”), which provided for a senior secured first lien term loan facility in the aggregate principal amount of $850.0 million, the full amount of which was drawn on November 1, 2024 (the “Term Loan B”). A portion of the proceeds of the Term Loan B was used to finance the cash portion of the consideration for the Company’s acquisition of Asphalt Inc., LLC d/b/a Lone Star Paving (“Lone Star Paving” and such acquisition, the “Lone Star Acquisition”), including the repayment of certain outstanding indebtedness of Lone Star Paving and its subsidiaries at the closing. The remaining loan proceeds were used to (i) repay the Company’s outstanding borrowings under other credit facilities, (ii) pay fees and expenses incurred in connection with the debt financing transaction and the Lone Star Acquisition, and (iii) for working capital and other corporate purposes as permitted by the Term Loan B Credit Agreement.
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
At March 31, 2026 and September 30, 2025, there was $839.4 million and $843.6 million, respectively, of principal outstanding under the Term Loan B.

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
Conversion of Class B Common Stock to Class A Common Stock
During the six months ended March 31, 2026, certain stockholders of the Company converted a total of 30,000 shares of Class B common stock into shares of Class A common stock on a one-for-one basis. As of March 31, 2026, there were 47,965,450 shares of Class A common stock and 8,549,118 shares of Class B common stock outstanding.
Issuance of Class A Common Stock
During the six months ended March 31, 2026, the Company issued 437,169 shares of Class A common stock in connection with the P&S Acquisition. Additional information about the P&S Acquisition is set forth in Note 4 - Business Acquisitions.
Treasury Stock
During the six months ended March 31, 2026, the Company received a total of 165,921 shares of Class A common stock and 6,845 shares of Class B common stock from employees for reimbursement of income taxes paid by the Company on behalf of these employees related to the vesting of restricted stock awards and 1,145 shares of Class A common stock through forfeitures of unvested restricted stock awards by terminated employees.
During the six months ended March 31, 2026, pursuant to its stock repurchase program, the Company repurchased 46,344 shares of Class A common stock for aggregate consideration of approximately $5.2 million through open market transactions.
Restricted Stock Awards
During the six months ended March 31, 2026, the Company awarded to certain directors, officers and employees of the Company a total of 152,803 restricted shares of Class A common stock under the Construction Partners, Inc. 2018 Equity Incentive Plan (the “Equity Incentive Plan”) and 47,798 restricted shares of Class B common stock under the Construction Partners, Inc. 2024 Restricted Stock Plan (the “Restricted Stock Plan”). These totals include 33,987 shares of Class A common stock awarded under the Equity Incentive Plan and 47,798 shares of Class B common stock awarded under the Restricted Stock Plan in connection with a transaction bonus related to the P&S Acquisition.
Performance Stock Units
During the six months ended March 31, 2026, the Company issued a total of 127,317 shares of Class A common stock and paid $2.5 million in cash in settlement of vested performance stock units (“PSUs”) under the Equity Incentive Plan. PSUs vest based on the achievement of certain Company performance metrics established by the Compensation Committee of the Company’s Board of Directors (the “Compensation Committee”).
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

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2026	2025	2026	2025
Numerator
Net income attributable to common stockholders	$9,180	$4,215	$26,385	$1,164
Denominator
Weighted average number of common shares outstanding, basic	55,917,842	55,248,526	55,860,888	54,698,442
Net income per common share attributable to common stockholders, basic	$0.16	$0.08	$0.47	$0.02

The following table summarizes the calculation of the weighted-average number of diluted common shares outstanding and the calculation of diluted earnings per share for the periods presented (unaudited in thousands, except share and per share amounts):

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2026	2025	2026	2025
Numerator
Net income attributable to common stockholders	$9,180	$4,215	$26,385	$1,164
Denominator
Weighted average number of basic common shares outstanding, basic	55,917,842	55,248,526	55,860,888	54,698,442
Effect of dilutive securities:
Restricted stock grants	338,689	421,120	289,916	442,916
Weighted average number of diluted common shares outstanding:	56,256,531	55,669,646	56,150,804	55,141,358
Net income per diluted common share attributable to common stockholders	$0.16	$0.08	$0.47	$0.02

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
The Company’s effective income tax rate for the three months ended March 31, 2026 and 2025 was 23.9% and 23.7%, respectively. The Company’s effective tax rate for the six months ended March 31, 2026 and 2025 was 24.3% and 28.4%, respectively. The changes in the Company’s effective rates are due to differences in state tax rates at its operating subsidiaries.

Note 12 - Related Parties
On December 31, 2017, the Company sold an indirect wholly-owned subsidiary to an immediate family member of an executive officer of the Company (“Purchaser of Subsidiary”) in consideration for a note receivable in the amount of $1.0 million, which approximated the net book value of the disposed entity. At March 31, 2026, $0.1 million was reflected on the Company’s Consolidated Balance Sheets within other current assets representing the remaining balance on this note receivable. In connection with this transaction, the Company also received a note receivable from the disposed entity (“Disposed Entity”) on December 31, 2017 in the amount of $1.0 million representing certain accounts payable of the Disposed Entity that were paid by the Company. At March 31, 2026, $0.1 million was reflected on the Company’s Consolidated Balance Sheets within other current assets, representing the remaining balance on this note receivable. Remaining principal and interest payments are scheduled to be made in periodic installments through fiscal year 2026.
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
The following table presents revenues earned and expenses incurred by the Company during the three and six months ended March 31, 2026 and 2025, and accounts receivable and payable balances at March 31, 2026 and September 30, 2025, related to transactions with the related parties described above (in thousands):

	Revenue Earned (Expense Incurred)								Accounts Receivable (Payable)
	For the Three Months Ended March 31,				For the Six Months Ended March 31,				March 31,	September 30,
	2026		2025		2026		2025		2026	2025
	(unaudited)		(unaudited)		(unaudited)		(unaudited)		(unaudited)
Purchaser of Subsidiary	$—		$—		$—		$—		$104	$104
Disposed Entity	—		—		—		—		66	66
Subcontracting Services	(707)	(1)	(1,193)	(1)	(2,258)	(1)	(3,118)	(1)	(334)	(951)
Island Pond	(100)	(2)	(100)	(2)	(200)	(2)	(200)	(2)	—	—
SunTx	(435)	(2)	(447)	(2)	(1,841)	(2)	(1,838)	(2)	—	—

(1) Cost is reflected as cost of revenues in the Company’s Consolidated Statements of Comprehensive Income.
(2) Cost is reflected as general and administrative expenses in the Company’s Consolidated Statements of Comprehensive Income.

Note 13 - Share-Based Compensation
The Equity Incentive Plan was initially approved by the Company’s stockholders in 2016, was amended and restated in April 2018, and was further amended in May 2019. In connection with the 2018 amendment and restatement, the Company reserved 2,000,000 shares of Class A common stock for issuance pursuant to awards granted thereunder. In March 2024, the Company’s stockholders approved an increase in such share reserve by an additional 1,000,000 shares. At March 31, 2026, there were 622,110 shares of Class A common stock remaining available for issuance under the Equity Incentive Plan.
The Restricted Stock Plan was approved by the Company’s stockholders and adopted by the Company in March 2024. At the time, the Company reserved 2,000,000 shares of Class B common stock for issuance pursuant to awards granted thereunder. At March 31, 2026, there were 1,843,202 shares of Class B common stock remaining available for issuance under the Restricted Stock Plan.
The following table summarizes the components of share-based compensation expense in the Consolidated Statements of Comprehensive Income during the three and six months ended March 31, 2026 and 2025 (unaudited, in thousands):

	For the Three Months Ended March 31,
	2026	2025
Equity classified awards	$5,449	$3,369
Liability classified awards	2,079	1,111
Employee stock purchase plan	290	192
Total share-based compensation expense	$7,818	$4,672

	For the Six Months Ended March 31,
	2026	2025
Equity classified awards	$20,057	$17,043
Liability classified awards	2,353	1,840
Employee stock purchase plan	543	514
Total share-based compensation expense	$22,953	$19,397

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

	For the Six Months Ended March 31,
	2026		2025
	RSUs	Weighted Average Grant Date Fair Value Per RSU	RSUs	Weighted Average Grant Date Fair Value Per RSU
Unvested shares, beginning balance	478,611	70.36	509,171	31.59
Shares awarded	200,601	113.41	321,995	77.07
Shares vested	(81,785)	115.01	(59,295)	47.82
Shares forfeited	(1,145)	107.57	(2,091)	30.40
Unvested shares, ending balance	596,282	77.21	769,780	48.59

Aggregate grant date fair value of shares awarded	$22,751		$24,816
Compensation expense recorded upon vesting of awards	$16,830		$5,495
Unrecognized compensation expense at fiscal year-end	$30,584		$25,707
Weighted average recognition period remaining, in years	3.8		4.3

The restricted shares granted under the Equity Incentive Plan will vest, as applicable, as follows:

Fiscal Year	Number of Shares
2026	104,779
2027	90,920
2028	173,332
2029	185,160
2030	42,091
Total	596,282

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
During the six months ended March 31, 2026, the Company awarded PSUs representing a target of 55,732 Class A shares to certain members of Company management under the Equity Incentive Plan. These grants are classified as equity awards. The aggregate grant date fair value of these PSU awards was $5.0 million. Compensation expense associated with these awards was $1.4 million and $0.5 million for the three months ended March 31, 2026 and 2025, respectively, and $3.3 million and $1.7 million for the six months ended March 31, 2026 and 2025, respectively. Compensation expense is reflected as general and administrative expenses in the Consolidated Statements of Comprehensive Income. At March 31, 2026, the Company forecasted 262,372 shares of Class A common stock underlying PSUs as unvested and approximately $9.1 million of unrecognized compensation expense related to PSU awards, which will be recognized over a remaining weighted-average period of 1.9 years. During the six months ended March 31, 2026, 127,317 shares of Class A common stock were issued upon the vesting of PSUs.
Cash-Settled Restricted Stock Units - Liability Classified Awards
The Company has previously granted cash-settled restricted stock units (“RSUs”) to employees of the Company under the Equity Incentive Plan. The Company elects to account for forfeitures as they occur. Compensation expense associated with prior awards was $2.1 million and $1.1 million for the three months ended March 31, 2026 and 2025, respectively, and $2.4 million and $1.8 million for the six months ended March 31, 2026 and 2025, respectively. Compensation expense is reflected as general and administrative expenses in the Consolidated Statements of Comprehensive Income. As of March 31, 2026 and 2025, the liability for cash-settled RSUs was $9.3 million and $3.7 million, respectively, and is included in accrued expenses and other current liabilities and other long-term liabilities. At March 31, 2026, there was approximately $5.0 million of unrecognized compensation expense related to these awards, which will be recognized over a remaining weighted-average period of 2.2 years.
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
Employee Stock Purchase Plan
The Construction Partners, Inc. Employee Stock Purchase Plan (the “ESPP”) became effective on May 13, 2021. The ESPP provides eligible employees of the Company an opportunity to purchase shares of the Company’s Class A common stock at a discounted rate using funds withheld through payroll deductions. The maximum number of shares of Class A common stock offered under the ESPP is 1,000,000. The first offering period under the ESPP commenced on July 1, 2023. Since that date, participants have purchased 127,381 shares under the ESPP. Compensation expense associated with the ESPP was $0.3 million and $0.2 million for the three months ended March 31, 2026 and 2025, respectively, and $0.5 million and $0.5 million for the six months ended March 31, 2026 and 2025, respectively. Compensation expense is included in general and administrative expenses in the Consolidated Statements of Comprehensive Income.

Note 14 - Leases
The Company leases certain facilities, office space, vehicles and equipment. As of March 31, 2026, operating leases under ASC Topic 842, Leases (“Topic 842”) were included in (i) operating lease right-of use assets, (ii) current portion of operating lease liabilities and (iii) operating lease liabilities, net of current portion on the Company’s Consolidated Balance Sheets in the amounts of $95.7 million, $26.8 million and $69.5 million, respectively. As of March 31, 2026, the Company did not have any lease contracts that had not yet commenced but had created significant rights and obligations.

The components of lease expense were as follows (unaudited, in thousands):

	For the Three Months Ended March 31,
	2026	2025
Operating lease cost	$7,783	$3,847
Short-term lease cost	8,985	6,596
Total lease expense	$16,768	$10,443

	For the Six Months Ended March 31,
	2026	2025
Operating lease cost	$14,637	$7,039
Short-term lease cost	17,564	14,032
Total lease expense	$32,201	$21,071

Short-term leases (those with terms of 12 months or less) are not capitalized but are expensed on a straight-line basis over the lease term. The majority of the Company’s short-term leases relate to equipment used on construction projects. These leases are entered into at periodic rental rates for an unspecified duration and typically have a termination for convenience provision.

As of March 31, 2026, the weighted-average remaining term of the Company’s leases was 4.0 years, and the weighted-average discount rate was 6.07%. As of March 31, 2026, the lease liability was equal to the present value of the remaining lease payments, discounted using the incremental borrowing rate on the Company’s secured debt using a single maturity discount rate, as such rate is not materially different from the discount rate applied to each of the leases in the portfolio.

The following table summarizes the Company’s undiscounted lease liabilities outstanding as of March 31, 2026 (unaudited, in thousands):

Fiscal Year	Amount
Remainder of 2026	$15,863
2027	31,105
2028	26,103
2029	19,422
2030	10,057
2031 and thereafter	5,102
Total future minimum lease payments	$107,652
Less: imputed interest	11,384
Total	$96,268

Note 15 - Investment in Derivative Instruments
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

The following table represents the approximate amount of realized and unrealized gains (losses) and changes in fair value recognized in earnings on interest rate swap contracts for the three and six months ended March 31, 2026 and 2025 and the fair value of these derivatives as of March 31, 2026 and September 30, 2025 (in thousands):

	For the Three Months Ended March 31,
		2026			2025
	(unaudited)			(unaudited)
	Change in			Change in
Income Statement Classification	Realized Gain (Loss)	Unrealized Gain (Loss)	Total Gain (Loss)	Realized Gain (Loss)	Unrealized Gain (Loss)	Total Gain (Loss)
Interest expense, net	$1,378	$—	$1,378	$1,861	$—	$1,861
Total	$1,378	$—	$1,378	$1,861	$—	$1,861

	For the Six Months Ended March 31,
		2026			2025
	(unaudited)			(unaudited)
	Change in			Change in
Income Statement Classification	Realized Gain (Loss)	Unrealized Gain (Loss)	Total Gain (Loss)	Realized Gain (Loss)	Unrealized Gain (Loss)	Total Gain (Loss)
Interest expense, net	$3,037	$—	$3,037	$4,046	$—	$4,046
Total	$3,037	$—	$3,037	$4,046	$—	$4,046

	March 31, 2026	September 30, 2025
Balance Sheet Classification	(unaudited)
Other assets - interest rate swaps (1)	$6,661	$7,916
Net unrealized gain position	$6,661	$7,916

(1) Includes designated cash flow hedge of $6.7 million and $7.9 million as of March 31, 2026 and September 30, 2025, respectively.

Note 16 - Fair Value Measurements
The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2026 and September 30, 2025 under Topic 820 (in thousands):

	March 31, 2026	September 30, 2025
	(unaudited)
	Level 2	Level 2
Assets:
Interest rate swaps	$6,661	$7,916
U.S. government securities	9,845	13,971
Corporate debt securities	4,037	5,671
Municipal government securities	367	1,157
Other debt securities	1,901	2,377
Total assets	$22,811	$31,092

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

Note 17 - Commitments
Letters of Credit

Under the Revolving Credit Facility, the Company has a total capacity of $500.0 million that may be used for a combination of cash borrowings and letter of credit issuances. At March 31, 2026, the Company had aggregate letters of credit outstanding in the amount of $4.8 million, primarily related to certain insurance policies as described in Note 2 - Significant Accounting Policies.

Purchase Commitments
As of March 31, 2026, the Company had unconditional purchase commitments for diesel fuel and natural gas in the normal course of business in the aggregate amount of $4.5 million. Management does not expect any significant changes in the market value of these goods during the commitment period that would have a material adverse effect on the financial condition, results of operations or cash flows of the Company. As of March 31, 2026, the Company’s purchase commitments for the remainder of fiscal 2026 and for fiscal 2027 were as follows (unaudited, in thousands):

Fiscal Year	Amount
Remainder of 2026	$3,172
2027	1,300
Total	$4,472

Minimum Royalties
The Company has lease agreements associated with aggregates facilities under which the Company makes royalty payments. These agreements are outside the scope of Topic 842. The payments are generally based on tons sold in a particular period; however, certain agreements have minimum annual payments. The Company had commitments in the form of minimum royalties as of March 31, 2026 in the amount of $3.5 million, due as follows (unaudited, in thousands):

Fiscal Year	Amount
Remainder of 2026	$273
2027	418
2028	393
2029	384
2030	288
Thereafter	1,735
Total	$3,491

Royalty expense recorded in cost of revenue was $0.8 million and $0.8 million for the three months ended March 31, 2026 and 2025, respectively, and $1.5 million and $1.4 million for the six months ended March 31, 2026 and 2025, respectively.

Note 18 - Restricted Investments
The following is a summary of the Company’s debt securities as of March 31, 2026 and September 30, 2025 (in thousands):

	March 31, 2026
	(unaudited)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government securities	$9,868	$31	$54	$9,845
Corporate debt securities	3,991	54	8	4,037
Municipal government securities	371	—	4	367
Agency-backed securities	1,929	8	36	1,901
Total	$16,159	$93	$102	$16,150

	September 30, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government securities	$13,938	$96	$63	$13,971
Corporate debt securities	5,552	138	19	5,671
Municipal government securities	1,170	8	21	1,157
Other debt securities	2,370	23	16	2,377
Total	$23,030	$265	$119	$23,176

The amortized cost and fair value of debt securities classified as available for sale by contractual maturity, as of March 31, 2026, are as follows (unaudited, in thousands):

	Amortized Cost	Fair Value
Due within one year	$1,767	$1,761
Due after one year through three years	4,074	4,084
Due after three years	10,318	10,305
Total	$16,159	$16,150

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

Amounts in accumulated other comprehensive income (“AOCI”), net of tax, at March 31, 2026 and September 30, 2025, were as follows (in thousands):

AOCI	March 31, 2026 (unaudited)	September 30, 2025

Interest rate swap contract, net of blend and extend arrangement	$4,241	$5,705
Unrealized (loss) gain on available-for-sale securities	(9)	146
Less tax effect of other comprehensive income (loss) items	(1,137)	(1,482)
Total	$3,095	$4,369

Changes in AOCI, net of tax, are as follows (in thousands):

AOCI	Interest Rate Hedge
Balance at September 30, 2025	$4,369
Net OCI changes	(1,274)
Balance at March 31, 2026 (unaudited)	$3,095

AOCI	Interest Rate Hedge
Balance at September 30, 2024	$7,502
Net OCI changes	(123)
Balance at March 31, 2025 (unaudited)	$7,379

Amounts reclassified from AOCI to earnings are as follows (unaudited, in thousands):

	For the Three Months Ended March 31,
	2026	2025
Interest expense (benefit)	$(1,378)	$(1,861)
Realized loss on restricted investments	3	25
Benefit from income taxes	332	444
Total reclassifications from AOCI to earnings	$(1,043)	$(1,392)

	For the Six Months Ended March 31,
	2026	2025
Interest expense (benefit)	$(3,037)	$(4,046)
Realized loss on restricted investments	12	44
Benefit from income taxes	731	968
Total reclassifications from AOCI to earnings	$(2,294)	$(3,034)

Note 20 - Subsequent Events
Acquisition of Four Star Paving, LLC
On April 1, 2026, the Company acquired substantially all of the assets of Four Star Paving, LLC (“Four Star”), a commercial paving contractor in the Nashville, Tennessee metro area, for $58.2 million of cash, which was paid from available cash on hand and a draw from the Revolving Credit Facility. The transaction added construction crews and equipment, expanding the Company’s operations in middle Tennessee. As of the date of this report, the total amount of consideration for this transaction remains subject to post-closing adjustments with respect to working capital and other matters.

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
Contract Backlog
At March 31, 2026, our contract backlog was $3.1 billion. Contract backlog is a financial measure that reflects the dollar value of work that the Company expects to perform in the future. We include a construction project in our contract backlog at the time it is awarded and to the extent we believe funding is probable. Our backlog consists of uncompleted work on contracts in progress and contracts for which we have executed a contract but have not commenced the work. For uncompleted work on contracts in progress, we include (i) executed change orders, (ii) pending change orders for which we expect to receive confirmation in the ordinary course of business and (iii) claims that we have made against our customers for which we have determined we have a legal basis under existing contractual arrangements and as to which we consider collection to be probable. Backlog of uncompleted work on contracts under which work was either in progress or had not yet begun was $2.6 billion at March 31, 2026. Our contract backlog also includes low bid/no contract projects, which consist of (i) public bid projects for which we were the low bidder and no contract has been executed and (ii) private work projects for which we have been notified that we are the low bidder or have been given a notice to proceed, but no contract has been executed. Low bid/no contract backlog was $0.5 billion at March 31, 2026.
Recent Developments
Business Acquisitions
On October 3, 2025, we acquired certain asphalt manufacturing and construction assets from affiliates of Vulcan Materials Company in the Houston, Texas metro area. The transaction added eight HMA plants and related crews and equipment, expanding the Company’s operations in southeastern Texas. For further discussion regarding this transaction, see Note 4 - Business Acquisitions to the unaudited consolidated financial statements included elsewhere in this report.
On October 20, 2025, we acquired all of the equity interests of P&S Paving, LLC, an asphalt manufacturing and construction business headquartered in Daytona Beach, Florida. The transaction expanded the Company’s operations in Florida, adding two HMA plants and related crews and equipment serving northeast and central Florida. For further discussion regarding this transaction, see Note 4 - Business Acquisitions to the unaudited consolidated financial statements included elsewhere in this report.

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
On April 1, 2026, we acquired substantially all of the assets of Four Star Paving, LLC (“Four Star”), a commercial paving contractor in the Nashville, Tennessee metro area. The transaction added construction crews and equipment, expanding the Company’s operations in middle Tennessee. For further discussion regarding this transaction, see Note 20 - Subsequent Events to the unaudited consolidated financial statements included elsewhere in this report.
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
Gross Profit
Gross profit represents revenues less cost of revenues. Cost of revenues consists of all direct and indirect costs associated with construction contracts, including raw materials, labor, equipment costs, depreciation, lease expenses, subcontract costs and other expenses at our HMA plants, aggregates mining facilities and liquid asphalt cement terminals. Our cost of revenues is directly affected by fluctuations in commodity prices, primarily liquid asphalt, diesel fuel and natural gas. From time to time, when appropriate, we limit our exposure to changes in commodity prices by entering into forward purchase commitments. In addition, our public infrastructure contracts often provide for price adjustments based on fluctuations in certain commodity-related product costs. These price adjustment provisions are in place for most of our public infrastructure contracts, and we seek to include similar provisions in our private contracts.
Significant or sustained increases in the prices of petroleum-based products and fuels, including liquid asphalt, diesel fuel and natural gas, could adversely affect our profitability to the extent such cost increases are not offset through contract price adjustment provisions, operational efficiencies, fuel hedging activities, or timely increases in pricing to customers. Although many of our public infrastructure contracts contain escalation clauses designed to mitigate the impact of commodity price volatility, there can be no assurance that such mechanisms will fully compensate for increased fuel costs or that similar protections will be available in private contracts. Prolonged fuel price volatility may also negatively impact demand, project timing, equipment operating costs and overall margins.
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

The following table presents a reconciliation of net income, the most directly comparable measure calculated in accordance with GAAP, to Adjusted EBITDA and the calculation of Adjusted EBITDA margin for the periods presented (unaudited, in thousands, except percentages):

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2026	2025	2026	2025
Net income	$9,180	$4,215	$26,385	$1,164
Interest expense, net	25,590	21,592	52,960	39,722
Provision for income taxes	2,889	1,310	8,469	461
Depreciation, depletion, accretion and amortization	46,269	37,263	91,299	68,447
Share-based compensation expense	7,818	4,672	13,547	9,592
Transformative acquisition expenses	1,573	221	12,860	18,684
Adjusted EBITDA	$93,319	$69,273	$205,520	$138,070
Revenues	$769,196	$571,650	$1,578,665	$1,133,230
Adjusted EBITDA margin	12.1%	12.1%	13.0%	12.2%

The following table presents a reconciliation of net income, the most directly comparable measure calculated in accordance with GAAP, to Adjusted net income for the periods presented (in thousands):

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2026	2025	2026	2025
Net income	$9,180	$4,215	$26,385	$1,164
Transformative acquisition expenses	1,573	221	12,860	18,684
Financing fees related to transformative acquisition	—	—	901	3,057
Tax impact due to above reconciling items	(385)	(53)	(3,369)	(5,252)
Adjusted net income	$10,368	$4,383	$36,777	$17,653

Results of Operations
Three Months Ended March 31, 2026 Compared to Three Months Ended March 31, 2025
The following table sets forth selected financial data for the three months ended March 31, 2026 and 2025 (unaudited, in thousands, except percentages):

					Change From the Three Months Ended
	For the Three Months Ended March 31,				March 31, 2025
					to the Three Months Ended
	2026		2025		March 31, 2026
	Dollars	% of Revenues	Dollars	% of Revenues	$ Change	% Change
Revenues	$769,196	100.0%	$571,650	100.0%	$197,546	34.6%
Cost of revenues	670,343	87.1%	500,300	87.5%	170,043	34.0%
Gross profit	98,853	12.9%	71,350	12.5%	27,503	38.5%
General and administrative expenses	(63,596)	(8.3)%	(46,662)	(8.2)%	(16,934)	36.3%
Acquisition-related expenses	(2,480)	(0.3)%	(806)	(0.1)%	(1,674)	207.7%
Gain on sale of property, plant and equipment	4,606	0.6%	3,407	0.6%	1,199	35.2%
Operating income (expense)	37,383	4.9%	27,289	4.8%	10,094	37.0%
Interest expense, net	(25,590)	(3.3)%	(21,592)	(3.8)%	(3,998)	18.5%
Other income	276	—%	(159)	—%	435	(273.6)%
Income before provision for income taxes and earnings from investment in joint venture	12,069	1.6%	5,538	1.0%	6,531	117.9%
Provision for income taxes	2,889	0.4%	1,310	0.2%	1,579	120.5%
Loss from investment in joint venture	—	—%	(13)	—%	13	(100.0)%
Net income	$9,180	1.2%	$4,215	0.7%	$4,965	117.8%
Adjusted EBITDA	$93,319	12.1%	$69,273	12.1%	$24,046	34.7%
Adjusted net income	$10,368	1.3%	$4,383	0.8%	$5,985	136.6%

Revenues. Revenues for the three months ended March 31, 2026 increased $197.5 million, or 34.6%, to $769.2 million from $571.7 million for the three months ended March 31, 2025. The increase included $134.8 million of revenues attributable to acquisitions completed during or subsequent to the three months ended March 31, 2025 and $62.7 million of revenues in our existing markets from contract work and sales of HMA and aggregates to third parties. The 11.0% increase in revenues in our existing markets was due to strong demand in both public and private work.
Gross Profit. Gross profit for the three months ended March 31, 2026 increased $27.5 million, or 38.5%, to $98.9 million from $71.4 million for the three months ended March 31, 2025. The increase in gross profit was primarily the result of a 34.6% increase in revenues for the three months ended March 31, 2026 compared to the three months ended March 31, 2025 and a higher gross profit margin. The higher gross profit margin was due to efficient utilization of our plants, terminals and equipment fleet.
General and Administrative Expenses. General and administrative expenses for the three months ended March 31, 2026 increased $16.9 million, or 36.3%, to $63.6 million from $46.7 million for the three months ended March 31, 2025. The increase was attributable to general and administrative expenses associated with the operations of businesses acquired during or subsequent to March 31, 2025 and an increase in share-based compensation expense.

Acquisition-Related Expenses. Acquisition-related expenses for the three months ended March 31, 2026 increased $1.7 million to $2.5 million from $0.8 million for the three months ended March 31, 2025. The increase was primarily due to the amortization of certain prepaid expenses associated with the acquisition of Durwood Greene Construction Co. in August 2025.
Gain on Sale of Property, Plant and Equipment. Gain on sale of property, plant and equipment for the three months ended March 31, 2026 increased $1.2 million, or 35.2%, to $4.6 million from $3.4 million for the three months ended March 31, 2025. The increase was primarily the result of higher disposals of equipment and components during the three months ended March 31, 2026.
Interest Expense, Net. Interest expense, net for the three months ended March 31, 2026 increased $4.0 million, or 18.5%, to $25.6 million compared to $21.6 million for the three months ended March 31, 2025. The increase in interest expense, net was primarily related to additional borrowings under our Term Loan A / Revolver Credit Agreement.
Provision for Income Taxes. Our effective tax rate increased to 23.9% for the three months ended March 31, 2026, from 23.7% for the three months ended March 31, 2025. Our higher effective tax rate during the three months ended March 31, 2026 was due to differences in state tax rates at our operating subsidiaries.

Net Income. Net income increased $5.0 million to $9.2 million for the three months ended March 31, 2026, compared to $4.2 million for the three months ended March 31, 2025. The increase in net income was primarily a result of higher gross profit and gain on sale of property, plant and equipment, partially offset by an increase in general and administrative expenses, acquisition-related expenses, interest expense, net and provision for income taxes, all as described above.

Adjusted EBITDA and Adjusted EBITDA Margin. Adjusted EBITDA and Adjusted EBITDA margin were $93.3 million and 12.1%, respectively, for the three months ended March 31, 2026, compared to $69.3 million and 12.1%, respectively, for the three months ended March 31, 2025. The increase in Adjusted EBITDA and Adjusted EBITDA margin resulted from a $5.0 million increase in net income as described above, a $9.0 million increase in depreciation, depletion, accretion and amortization, a $4.0 million increase in interest expense, net, and a $3.1 million increase in share-based compensation expense. For a description of Adjusted EBITDA and Adjusted EBITDA margin, as well as a reconciliation of Adjusted EBITDA to net income and the calculation of Adjusted EBITDA margin, see above under the heading “How We Assess Performance of Our Business — Other Key Performance Indicators — Adjusted EBITDA, Adjusted EBITDA Margin and Adjusted Net Income.”
Adjusted Net Income. Adjusted net income increased $6.0 million to $10.4 million for the three months ended March 31, 2026, compared to $4.4 million for the three months ended March 31, 2025. The increase in Adjusted net income was primarily a result of higher gross profit and gain on sale of property, plant and equipment, partially offset by an increase in general and administrative expenses, acquisition-related expenses, interest expense and provision for income taxes, all as described above. For a description of Adjusted net income, as well as a reconciliation of Adjusted net income to net income, see above under the heading “How We Assess Performance of Our Business — Other Key Performance Indicators — Adjusted EBITDA, Adjusted EBITDA Margin and Adjusted Net Income.”

Six Months Ended March 31, 2026 Compared to Six Months Ended March 31, 2025
The following table sets forth selected financial data for the six months ended March 31, 2026 and 2025 (unaudited, in thousands, except percentages):

					Change From the Six Months Ended
	For the Six Months Ended March 31,				March 31, 2025
					to the Six Months Ended
	2026		2025		March 31, 2026
	Dollars	% of Revenues	Dollars	% of Revenues	$ Change	% Change
Revenues	$1,578,665	100.0%	$1,133,230	100.0%	$445,435	39.3%
Cost of revenues	1,358,312	86.0%	985,309	86.9%	373,003	37.9%
Gross profit	220,353	14.0%	147,921	13.1%	72,432	49.0%
General and administrative expenses	(125,097)	(7.9)%	(90,928)	(8.0)%	(34,169)	37.6%
Acquisition-related expenses	(14,109)	(0.9)%	(20,358)	(1.8)%	6,249	(30.7)%
Gain on sale of property, plant and equipment	6,645	0.4%	4,462	0.4%	2,183	48.9%
Operating income	87,792	5.6%	41,097	3.6%	46,695	113.6%
Interest expense, net	(52,960)	(3.4)%	(39,722)	(3.5)%	(13,238)	33.3%
Other income	23	—%	262	—%	(239)	(91.2)%
Income before provision for income taxes and earnings from investment in joint venture	34,855	2.2%	1,637	0.1%	33,218	2029.2%
Provision for income taxes	8,469	0.5%	461	—%	8,008	1737.1%
Loss from investment in joint venture	(1)	—%	(12)	—%	11	(91.7)%
Net income	$26,385	1.7%	$1,164	0.1%	$25,221	2166.8%
Adjusted EBITDA	$205,520	13.0%	$138,070	12.2%	$67,450	48.9%
Adjusted Net Income	$36,777	2.3%	$17,653	1.6%	$19,124	108.3%

Revenues. Revenues for the six months ended March 31, 2026 increased $445.4 million, or 39.3%, to $1.6 billion from $1.1 billion for the six months ended March 31, 2025. The increase included $363.0 million of revenues attributable to acquisitions completed during or subsequent to the six months ended March 31, 2025 and $82.4 million of revenues attributable to our existing markets from contract work and sales of HMA and aggregates to third parties. The 7.3% increase in revenues in our existing markets was due to strong demand in both public and private work.
Gross Profit. Gross profit for the six months ended March 31, 2026 increased $72.4 million, or 49.0%, to $220.4 million from $147.9 million for the six months ended March 31, 2025. The increase in gross profit was primarily the result of a 39.3% increase in revenues for the six months ended March 31, 2026 compared to the six months ended March 31, 2025 and a higher gross profit margin. The higher gross profit margin was due to efficient utilization of our plants, terminals and equipment fleet.
General and Administrative Expenses. General and administrative expenses for the six months ended March 31, 2026 increased $34.2 million, or 37.6%, to $125.1 million from $90.9 million for the six months ended March 31, 2025. The increase was attributable to general and administrative expenses associated with the operations of businesses acquired during or subsequent to March 31, 2025 and an increase in share-based compensation expense.
Acquisition-Related Expenses. Acquisition-related expenses for the six months ended March 31, 2026 decreased $6.2 million to $14.1 million from $20.4 million for the six months ended March 31, 2025. The decrease was primarily due to higher transformative acquisition expenses in the six months ended March 31, 2025 associated with the Lone Star Acquisition.
Gain on Sale of Property, Plant and Equipment. Gain on sale of property, plant and equipment for the six months ended March 31, 2026 increased $2.1 million, or 48.9%, to $6.6 million from $4.5 million for the six months ended March 31, 2025. The increase was primarily the result of higher disposals of equipment and components during the six months ended March 31, 2026.

Interest Expense, Net. Interest expense, net for the six months ended March 31, 2026 increased $13.2 million, or 33.3%, to $53.0 million compared to $39.7 million for the six months ended March 31, 2025. The increase in interest expense, net was primarily related to borrowings under the Term Loan B Credit Agreement that was entered into on November 1, 2024 and additional borrowings under our Term Loan A / Revolver Credit Agreement.
Provision for Income Taxes. Our effective tax rate decreased to 24.3% for the six months ended March 31, 2026, from 28.4% for the six months ended March 31, 2025. Our lower effective tax rate during the six months ended March 31, 2026 was due to differences in state tax rates at our operating subsidiaries.

Net Income. Net income increased $25.2 million to $26.4 million for the six months ended March 31, 2026, compared to $1.2 million for the six months ended March 31, 2025. The increase in net income was primarily a result of higher gross profit, decrease in acquisition-related expenses and gain on sale of property, plant and equipment, partially offset by an increase in general and administrative expenses, interest expense, net and provision for income taxes, all as described above.
Adjusted EBITDA and Adjusted EBITDA Margin. Adjusted EBITDA and Adjusted EBITDA margin were $205.5 million and 13.0%, respectively, for the six months ended March 31, 2026, compared to $138.1 million and 12.2%, respectively, for the six months ended March 31, 2025. The increase in Adjusted EBITDA and Adjusted EBITDA margin resulted from a $25.2 million increase in net income as described above, a $22.9 million increase in depreciation, depletion, accretion and amortization, a $13.2 million increase in interest expense, net, and a $4.0 million increase in share-based compensation expense, offset by a decrease of $5.8 million in transformative acquisition expenses. For a description of Adjusted EBITDA and Adjusted EBITDA margin, as well as a reconciliation of Adjusted EBITDA to net income and the calculation of Adjusted EBITDA margin, see above under the heading “How We Assess Performance of Our Business — Other Key Performance Indicators — Adjusted EBITDA, Adjusted EBITDA Margin and Adjusted Net Income.”
Adjusted Net Income. Adjusted net income increased $19.1 million to $36.8 million for the six months ended March 31, 2026, compared to Adjusted net income of $17.7 million for the six months ended March 31, 2025. The increase in Adjusted net income was primarily a result of higher gross profit, decrease in acquisition-related expenses and gain on sale of property, plant and equipment, partially offset by an increase in general and administrative expenses, interest expense, net and provision for income taxes, all as described above. For a description of Adjusted net income, as well as a reconciliation of Adjusted net income to net income, see above under the heading “How We Assess Performance of Our Business — Other Key Performance Indicators — Adjusted EBITDA, Adjusted EBITDA Margin and Adjusted Net Income.”

Liquidity and Capital Resources

Cash Flows Analysis
The following table sets forth our cash flows for the periods indicated (unaudited, in thousands):

	For the Six Months Ended March 31,
	2026	2025
Net cash provided by operating activities, net of acquisitions	$147,773	$96,297
Net cash used in investing activities	(337,100)	(893,233)
Net cash provided by financing activities	107,292	823,836
Net change in cash and cash equivalents	$(82,035)	$26,900

Operating Activities
During the six months ended March 31, 2026, cash provided by operating activities, net of acquisitions, was $147.8 million, primarily as a result of:
•net income of $26.4 million, including $91.3 million of depreciation, depletion, accretion and amortization, $22.4 million of share-based compensation expense and $6.6 million of gain on sale of property, plant and equipment;
•a decrease in contracts receivable including retainage, net of $58.8 million due to normal fluctuations resulting from the timing of processing transactions in our accounts receivable cycle;

•an increase in inventories of $9.8 million due to increased inventories from acquisitions, growth in existing markets, higher inventory costs and normal fluctuations in our inventory cycle;

•a decrease in accounts payable and accrued expenses and other current liabilities of $20.2 million due to the timing of processing transactions in our accounts payable cycle; and

•a net decrease in the difference between costs and estimated earnings in excess of billings on uncompleted contracts and billings in excess of costs and estimated earnings on uncompleted contracts of $17.8 million due to the timing of performing and closing projects.

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

Investing Activities
During the six months ended March 31, 2026, cash used in investing activities was $337.1 million, of which $275.9 million related to acquisitions completed or finalized in the period, $81.7 million was invested in property, plant and equipment and $2.4 million was used to purchase restricted investments, partially offset by $13.5 million of proceeds from the sale of property, plant and equipment and $9.4 million of proceeds from the sale of restricted investments.
During the six months ended March 31, 2025, cash used in investing activities was $893.2 million, of which $828.7 million related to acquisitions completed or finalized in the period, $68.2 million was invested in property, plant and equipment and $6.2 million was invested in restricted investments, partially offset by $6.0 million of proceeds from the sale of property, plant and equipment and $3.9 million of proceeds from the sale of restricted investments.
Financing Activities
During the six months ended March 31, 2026, cash provided by financing activities was $107.3 million. We received $185.0 million of net proceeds from our Revolving Credit Facility, which were used for acquisitions completed in the period. This cash flow was partially offset by $49.3 million of principal payments on long-term debt, $26.0 million for the purchase of treasury stock and $2.5 million for settlement of performance share awards.
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
Capital Requirements and Sources of Liquidity

During the six months ended March 31, 2026 and 2025, our capital expenditures were approximately $81.7 million and $68.2 million, respectively. Our capital expenditures are typically made during the fiscal year in which they are approved. At March 31, 2026, our commitments for capital expenditures were not material to our financial condition or results of operations on a consolidated basis. For fiscal 2026, we expect total capital expenditures to be approximately $165.0 million to $185.0 million. Our capital expenditure budget is an estimate and is subject to change.
Historically, we have required significant amounts of cash in order to make capital expenditures, purchase materials, execute our growth strategy through acquisitions and fund our organic expansion into new markets. Our working capital needs are driven by the seasonality and growth of our business, with our cash requirements increasing in periods of growth. Additional cash requirements resulting from our growth include the costs of additional personnel, production and distribution facilities, enhancements to our information systems, integration costs related to any acquisitions and our compliance with laws and rules applicable to public companies. Furthermore, on March 2, 2026, we announced that our Board of Directors authorized a new stock repurchase program under which up to $50 million is available to purchase shares of our outstanding Class A common stock through September 30, 2028. The new stock repurchase program replaced the previous stock repurchase program, which expired on March 5, 2026.We intend to utilize the stock repurchase program to minimize the dilutive impact of awards granted under our equity incentive plans and to repurchase shares opportunistically. Shares of Class A common stock may be repurchased from time to time in open market transactions at prevailing market prices, in privately negotiated transactions or by other means in accordance with federal securities laws, including Rule 10b5-1 plans. The stock repurchase program does not obligate the Company to repurchase any shares of Class A common stock, and the stock repurchase program may be modified, suspended, extended or terminated at any time by our Board of Directors. The actual timing, number and value of shares of Class A common stock repurchased will be determined by a committee of the Board of Directors at its discretion and will depend on a number of factors, including the market price of the Class A common stock, capital allocation alternatives, general market and economic conditions and other corporate considerations. During the six months ended March 31, 2026, the Company purchased 46,344 shares of Class A common stock for aggregate consideration of approximately $5.2 million through open market transactions.
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
Contractual Obligations
The following table summarizes our significant obligations outstanding as of March 31, 2026 (unaudited, in thousands):

		Payments Due by Fiscal Year
	Total	2026	2027	2028	2029	2030	2031 and Thereafter
Debt obligations	$1,761,875	$19,250	$38,500	$38,500	$38,500	$481,000	$1,146,125
Lease obligations	107,652	15,863	31,105	26,103	19,422	10,057	5,102
Purchase commitments	4,472	3,172	1,300	—	—	—	—
Royalty payments	3,491	273	418	393	384	288	1,735
Asset retirement obligations	2,571	—	—	—	—	—	2,571
Total	$1,880,061	$38,558	$71,323	$64,996	$58,306	$491,345	$1,155,533

Off-Balance Sheet Arrangements
As of March 31, 2026, we had aggregate letters of credit outstanding in the amount of $4.8 million, future purchase commitments of diesel fuel and natural gas of $4.5 million, and $3.5 million of minimum royalty payments related to aggregates facilities. Other than the letters of credit, future purchase commitments and minimum royalty payments, we do not currently have any off-balance sheet arrangements that have, or are reasonably likely to have, a material current or future effect on our financial condition, changes in our financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources. See Note 17 - Commitments to our unaudited consolidated financial statements included elsewhere in this report for additional information.

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
At March 31, 2026, we had a total of $1.76 billion of variable rate debt outstanding. Holding other factors constant and absent the interest rate swap agreements described above, a hypothetical 1% change in our borrowing rates would result in a $17.6 million change in our annual interest expense based on our variable rate debt outstanding at March 31, 2026. The notional amount of the Company’s outstanding interest rate swap contract at March 31, 2026 was $300.0 million. The maturity date of this swap is June 30, 2027, and the fair value of the outstanding swap contract was $6.7 million as of March 31, 2026. See also Note 15 - Investment in Derivative Instruments and Note 16 - Fair Value Measurements to the unaudited consolidated financial statements included elsewhere in this report.
The following table presents the future principal payment obligations, interest payments, and fair values associated with the Company’s debt instruments assuming the Company’s actual level of variable rate debt as of March 31, 2026 (unaudited, in thousands).

	For the Fiscal Year Ending September 30,							Fair
	2026	2027	2028	2029	2030	Thereafter	Total	Value
Debt obligations
Term Loans principal payments	$19,250	$38,500	$38,500	$38,500	$481,000	$1,146,125	$1,761,875	$1,761,875
Interest payments (1)	$51,967	$102,263	$100,034	$97,805	$84,287	$61,489

(1) Represents projected interest payments using the Company’s March 2026 weighted average SOFR-based floating rate of 5.90% per annum.

Item 4. Controls and Procedures.
Evaluation of Disclosure Control and Procedures
Our management carried out, as of March 31, 2026, with the participation of our Chief Executive Officer and our Chief Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2026, our disclosure controls and procedures were effective to provide reasonable assurance that material information required to be disclosed by us in reports we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - Other Information
Item 1. Legal Proceedings.
Due to the nature of our business, we are involved in routine litigation or subject to other disputes or claims related to our business activities, including, among other things, (i) workers’ compensation claims, (ii) employment-related disputes and (iii) liability issues or breach of contract or tortious conduct claims in connection with the performance of services and provision of materials. We and our affiliates are also subject to government inquiries in the ordinary course of business seeking information concerning our compliance with government construction contracting requirements and various laws and regulations, the outcome of which cannot be predicted with certainty. In the opinion of our management, after consultation with legal counsel, none of the pending inquiries, litigation, disputes or claims against us, if decided adversely to us, would have a material adverse effect on our financial condition, cash flows or results of operations. There have been no material changes to the proceedings previously disclosed in our Quarterly Report on Form 10-Q for the quarter ended December 31, 2025.

Item 1A. Risk Factors.
In addition to the other financial information set forth in this report, you should carefully consider the factors discussed below and in Part I, Item 1A, “Risk Factors,” in the 2025 Form 10-K that could materially affect our business, financial condition or future operating results. The risks described below and in the 2025 Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and operating results.

Geopolitical conflict involving Iran and potential disruptions to shipping through the Strait of Hormuz could constrain global crude oil supply, increasing the cost and limiting the availability of key petroleum-based inputs such as liquid asphalt cement and diesel fuel, which may adversely affect our operations, margins, and overall financial performance.

Ongoing geopolitical conflict involving Iran, including the potential closure or disruption of shipping through the Strait of Hormuz, poses significant risks to global crude oil supply and energy markets. As a critical transit point for a substantial portion of the world’s oil, any sustained disruption could materially reduce supply and increase price volatility for crude oil and refined products. These conditions may adversely affect the availability and cost of liquid asphalt cement and diesel fuel, which are essential to our operations, leading to increased input costs and potential supply constraints. This volatility may negatively impact our margins, project profitability, and ability to competitively bid on work, particularly where contractual mechanisms do not fully offset rising costs. Prolonged disruptions could also contribute to broader economic pressures, including inflation and reduced infrastructure spending, which may further adversely affect our business, financial condition, and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Unregistered Sales of Equity Securities
The Company did not sell any of its equity securities during the period covered by this report that were not registered under the Securities Act.
Issuer Purchases of Equity Securities
During the quarter ended March 31, 2026, the Company repurchased shares of its Class A common stock as follows (unaudited):

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet be Purchased under the Plans or Programs (1)
January 1, 2026 - January 31, 2026	10,227	$112.74	10,227	$23,817,240
February 1, 2026 - February 28, 2026	2,431	$114.54	2,431	$23,538,781
March 1, 2026 - March 31, 2026	18,304	$115.44	18,304	$48,024,036
Total	30,962	$114.48	30,962	—

(1) On April 12, 2024, the Company announced that the Board of Directors authorized the Company to purchase up to $40.0 million of its Class A common stock in open market purchases, privately negotiated transactions or by other means, pursuant to a stock repurchase program that expired on March 5, 2026. On March 2, 2026, the Company announced that the Board of Directors authorized a new stock repurchase program, under which the Company is authorized to purchase up to $50.0 million of its Class A common stock in open market purchases, privately negotiated transactions or by other means. The new stock repurchase program took effect on March 5, 2026 and expires September 30, 2028. The specific timing and amount of any future purchases will vary based on market conditions, securities law limitations and other factors.

Item 3. Defaults Upon Senior Securities.
None.

Item 4. Mine Safety Disclosures.
The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K (17 C.F.R. Part 229.104) is included in Exhibit 95.1 to this Quarterly Report on Form 10-Q.

Item 5. Other Information.
During the quarter ended March 31, 2026, no director or officer (as defined in Rule 16a-1(f) of the Exchange Act) of the Company adopted, modified, or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (in each case, as defined in Item 408(a) of Regulation S-K).

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 8th day of May, 2026.

CONSTRUCTION PARTNERS, INC.

By:	/s/ Fred J. Smith, III
Fred J. Smith, III
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name and Signature	Title	Date

/s/ Fred J. Smith, III	President and Chief Executive Officer	May 8, 2026
Fred J. Smith, III	(Principal Executive Officer and duly authorized officer)

/s/ Gregory A. Hoffman	Senior Vice President and Chief Financial Officer	May 8, 2026
Gregory A. Hoffman	(Principal Financial Officer, Principal Accounting Officer and duly authorized officer)