Form 10-Q
period 2026-06-30
Construction Partners, Inc.
filed 2026-08-07
CIK 1718227

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No  ☒
As of August 5, 2026, the registrant had 48,206,437 shares of Class A common stock, $0.001 par value, and 8,549,118 shares of Class B common stock, $0.001 par value, outstanding.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CONSTRUCTION PARTNERS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	June 30,	September 30,
	2026	2025
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$94,547	$156,062
Restricted cash	112	2,953
Contracts receivable including retainage, net	593,468	549,884
Costs and estimated earnings in excess of billings on uncompleted contracts	60,849	45,340
Inventories	185,273	155,133
Prepaid expenses and other current assets	27,024	25,459
Total current assets	961,273	934,831
Property, plant and equipment, net	1,295,692	1,153,070
Operating lease right-of-use assets	104,845	76,355
Goodwill	1,139,332	943,309
Intangible assets, net	74,368	79,230
Investment in joint venture	—	72
Restricted investments	10,870	23,176
Other assets	25,628	28,813
Total assets	$3,612,008	$3,238,856
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$319,886	$284,218
Billings in excess of costs and estimated earnings on uncompleted contracts	149,337	129,300
Current portion of operating lease liabilities	30,340	19,867
Current maturities of long-term debt	41,500	38,500
Accrued expenses and other current liabilities	72,950	110,163
Total current liabilities	614,013	582,048
Long-term liabilities:
Long-term debt, net of current maturities and deferred debt issuance costs	1,744,666	1,573,614
Operating lease liabilities, net of current portion	75,078	57,201
Deferred income taxes, net	102,279	80,079
Other long-term liabilities	35,236	33,951
Total long-term liabilities	1,957,259	1,744,845
Total liabilities	2,571,272	2,326,893
Stockholders’ equity:
Preferred stock, par value $0.001; 10,000,000 shares authorized and no shares issued and outstanding at June 30, 2026 and September 30, 2025	—	—
Class A common stock, par value $0.001; 400,000,000 shares authorized, 48,732,839 shares issued and 47,924,747 shares outstanding at June 30, 2026 and 47,963,617 shares issued and 47,406,498 shares outstanding at September 30, 2025	48	47
Class B common stock, par value $0.001; 100,000,000 shares authorized, 11,481,568 shares issued and 8,549,118 shares outstanding at June 30, 2026 and 11,463,770 shares issued and 8,538,165 shares outstanding at September 30, 2025	12	12
Additional paid-in capital	615,510	541,179
Treasury stock, Class A common stock, par value $0.001, at cost, 808,092 shares at June 30, 2026 and 557,119 shares at September 30, 2025	(63,574)	(34,589)
Treasury stock, Class B common stock, par value $0.001, at cost, 2,932,450 shares at June 30, 2026 and 2,925,605 shares at September 30, 2025	(16,833)	(16,046)
Accumulated other comprehensive income, net	2,642	4,369
Retained earnings	502,931	416,991
Total stockholders’ equity	1,040,736	911,963
Total liabilities and stockholders’ equity	$3,612,008	$3,238,856

See notes to consolidated financial statements (unaudited).

CONSTRUCTION PARTNERS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited in thousands, except share and per share data)

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2026	2025	2026	2025
Revenues	$999,418	$779,277	$2,578,083	$1,912,507
Cost of revenues	831,030	647,467	2,189,342	1,632,776
Gross profit	168,388	131,810	388,741	279,731
General and administrative expenses	(63,145)	(51,026)	(188,242)	(141,954)
Acquisition-related expenses	(1,771)	(1,816)	(15,880)	(22,174)
Gain on sale of property, plant and equipment, net	5,912	3,975	12,557	8,437
Operating income	109,384	82,943	197,176	124,040
Interest expense, net	(30,292)	(25,239)	(83,252)	(64,961)
Other income	44	246	67	508
Income before provision for income taxes and earnings from investment in joint venture	79,136	57,950	113,991	59,587
Provision for income taxes	19,581	13,903	28,050	14,364
Loss from investment in joint venture	—	—	(1)	(12)
Net income	59,555	44,047	85,940	45,211
Other comprehensive income (loss), net of tax
Unrealized (loss) on interest rate swap contract, net	(431)	(1,996)	(1,583)	(2,017)
Unrealized gain (loss) on restricted investments, net	(22)	102	(144)	—
Other comprehensive loss	(453)	(1,894)	(1,727)	(2,017)
Comprehensive income	$59,102	$42,153	$84,213	$43,194

Net income per share attributable to common stockholders:
Basic	$1.07	$0.80	$1.54	$0.82
Diluted	$1.06	$0.79	$1.53	$0.82

Weighted average number of common shares outstanding:
Basic	55,906,306	55,164,260	55,876,027	54,853,715
Diluted	56,269,949	55,654,653	56,187,735	55,302,958

See notes to consolidated financial statements (unaudited).

CONSTRUCTION PARTNERS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited in thousands, except share data)

	For the Nine Months Ended June 30, 2026
	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Treasury Stock - Class A Common Stock	Treasury Stock - Class B Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss), net	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
September 30, 2025	47,963,617	$47	11,463,770	$12	$541,179	$(34,589)	$(16,046)	$416,991	$4,369	$911,963
Net income	—	—	—	—	—	—	—	17,205	—	17,205
Share-based compensation expense	—	—	—	—	14,608	—	—	—	—	14,608
Issuance of stock awards	270,120	—	47,798	—	—	—	—	—	—	—
Issuance of common stock	437,169	1	—	—	51,458	—	—	—	—	51,459
Purchase of treasury stock	—	—	—	—	—	(21,637)	(787)	—	—	(22,424)
Other comprehensive (loss)	—	—	—	—	—	—	—	—	(1,174)	(1,174)
Settlement of stock awards	—	—	—	—	(2,490)	—	—	—	—	(2,490)
Conversion of Class B common stock to Class A common stock	30,000	—	(30,000)	—	—	—	—	—	—	—
December 31, 2025	48,700,906	$48	11,481,568	$12	$604,755	$(56,226)	$(16,833)	$434,196	$3,195	$969,147
Net income	—	—	—	—	—	—	—	9,180	—	9,180
Share-based compensation expense	—	—	—	—	5,449	—	—	—	—	5,449
Issuance of stock awards	10,000	—	—	—	—	—	—	—	—	—
Purchase of treasury stock	—	—	—	—	—	(3,544)	—	—	—	(3,544)
Equity classified awards converted to liability classified awards	—	—	—	—	(747)	—	—	—	—	(747)
Other comprehensive (loss)	—	—	—	—	—	—	—	—	(100)	(100)
March 31, 2026	48,710,906	$48	11,481,568	$12	$609,457	$(59,770)	$(16,833)	$443,376	$3,095	$979,385
Net income	—	—	—	—	—	—	—	59,555	—	59,555
Share-based compensation expense	—	—	—	—	6,053	—	—	—	—	6,053
Issuance of stock awards	21,933	—	—	—	—	—	—	—	—	—
Purchase of treasury stock	—	—	—	—	—	(3,804)	—	—	—	(3,804)
Other comprehensive (loss)	—	—	—	—	—	—	—	—	(453)	(453)
June 30, 2026	48,732,839	$48	11,481,568	$12	$615,510	$(63,574)	$(16,833)	$502,931	$2,642	$1,040,736

	For the Nine Months Ended June 30, 2025
	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Treasury Stock - Class A Common Stock	Treasury Stock - Class B Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss), net	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
September 30, 2024	44,062,830	$44	11,784,650	$12	$278,065	$(11,490)	$(15,603)	$315,210	$7,502	$573,740
Net loss	—	—	—	—	—	—	—	(3,051)	—	(3,051)
Share-based compensation expense	—	—	—	—	13,674	—	—	—	—	13,674
Issuance of stock awards	333,705	—	61,000	—	—	—	—	—	—	—
Issuance of common stock	3,000,000	3	—	—	236,247	—	—	—	—	236,250
Purchase of treasury stock	—	—	—	—	—	(11,638)	(443)	—	—	(12,081)
Other comprehensive income	—	—	—	—	—	—	—	—	2,536	2,536
Conversion of Class B common stock to Class A common stock	154,242	—	(154,242)	—	—	—	—	—	—	—
December 31, 2024	47,550,777	$47	11,691,408	$12	$527,986	$(23,128)	$(16,046)	$312,159	$10,038	$811,068
Net income	—	—	—	—	—	—	—	4,215	—	4,215
Share-based compensation expense	—	—	—	—	3,293	—	—	—	—	3,293
Issuance of stock awards	77,202	—	48,000	—	—	—	—	—	—	—
Purchase of treasury stock	—	—	—	—	—	(8,048)	—	—	—	(8,048)
Other comprehensive (loss)	—	—	—	—	—	—	—	—	(2,659)	(2,659)
March 31, 2025	47,627,979	$47	11,739,408	$12	$531,279	$(31,176)	$(16,046)	$316,374	$7,379	$807,869
Net income	—	—	—	—	—	—	—	44,047	—	44,047
Share-based compensation expense	—	—	—	—	3,980	—	—	—	—	3,980
Issuance of stock awards	60,000	—	—	—	—	—	—	—	—	—
Purchase of treasury stock	—	—	—	—	—	(674)	—	—	—	(674)
Other comprehensive (loss)	—	—	—	—	—	—	—	—	(1,894)	(1,894)
Conversion of Class B common stock to Class A common stock	275,638	$—	(275,638)	$—	$—	$—	$—	$—	$—	—
June 30, 2025	47,963,617	$47	11,463,770	$12	$535,259	$(31,850)	$(16,046)	$360,421	$5,485	$853,328

See notes to consolidated financial statements (unaudited).

CONSTRUCTION PARTNERS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited in thousands)

	For the Nine Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net income	$85,940	$45,211
Adjustments to reconcile net income to net cash, cash equivalents and restricted cash provided by operating activities:
Depreciation, depletion, accretion and amortization	135,278	107,741
Amortization of deferred debt issuance costs	2,004	3,379
Provision for bad debt	556	260
Gain on sale of property, plant and equipment	(12,557)	(8,437)
Realized loss on sales, calls and maturities of restricted investments	18	81
Share-based compensation expense	31,195	27,961
Distribution of earnings from investment in joint venture	71	—
Loss from investment in joint venture	1	12
Deferred income tax expense (benefit)	22,658	(300)
Other non-cash adjustments	(617)	(665)
Changes in operating assets and liabilities, net of business acquisitions:
Contracts receivable including retainage	(13,859)	6,159
Costs and estimated earnings in excess of billings on uncompleted contracts	(11,298)	(22,577)
Inventories	(18,279)	(4,880)
Prepaid expenses and other current assets	(1,905)	5,422
Other assets	1,496	(3,119)
Accounts payable	16,028	15,975
Billings in excess of costs and estimated earnings on uncompleted contracts	8,510	(9,481)
Accrued expenses and other current liabilities	(578)	17,543
Other long-term liabilities	(3,803)	(967)
Net cash provided by operating activities, net of business acquisitions	240,859	179,318
Cash flows from investing activities:
Purchases of property, plant and equipment	(144,239)	(104,886)
Proceeds from sale of property, plant and equipment	24,398	11,250
Proceeds from sales, calls and maturities of restricted investments	16,022	8,351
Business acquisitions, net of cash acquired	(337,429)	(935,663)
Purchase of restricted investments	(3,753)	(12,182)
Net cash used in investing activities	(445,001)	(1,033,130)
Cash flows from financing activities:
Proceeds from revolving credit facility	263,500	218,438
Proceeds from issuance of long-term debt, net of debt issuance costs	294,923	833,524
Settlement of stock awards	(2,490)	—
Repayments of long-term debt	(386,375)	(137,726)
Purchase of treasury stock	(29,772)	(20,803)
Net cash provided by financing activities	139,786	893,433
Net change in cash, cash equivalents and restricted cash	(64,356)	39,621
Cash, cash equivalents and restricted cash:
Cash, cash equivalents and restricted cash, beginning of period	159,015	76,684
Cash, cash equivalents and restricted cash, end of period	$94,659	$116,305

Supplemental cash flow information:
Cash paid for interest	$80,230	$58,151
Cash paid for income taxes	$5,204	$3,576
Cash paid for operating lease liabilities	$23,315	$11,699
Non-cash items:
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$47,180	$17,620
Property, plant and equipment financed with accounts payable	$9,849	$5,693
Amounts payable to sellers in business combinations, net	$673	$64,938
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
Restricted Cash
Construction Partners Risk Management, Inc. (the “Captive”), a captive insurance company and wholly-owned subsidiary of the Company, provides general liability, automobile liability and workers’ compensation insurance coverage to the Company and its subsidiaries. Restricted cash represents cash held in a fiduciary capacity by the Captive for the payment of casualty insurance claims. The Company had restricted cash of $0.1 million and $3.0 million at June 30, 2026 and September 30, 2025, respectively.
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Consolidated Balance Sheets that sum to the total of the same such amounts shown in the Consolidated Statements of Cash Flows (in thousands):

	June 30, 2026 (unaudited)	September 30, 2025
Cash and cash equivalents	$94,547	$156,062
Restricted cash	112	2,953
Total cash, cash equivalents, and restricted cash	$94,659	$159,015

Restricted Investments
The Company’s restricted investments consist of debt securities, which are held in a fiduciary capacity by the Captive for the payment of casualty insurance claims. The Company determines the classification of its securities at the time of purchase and re-evaluates the determination at each balance sheet date. The Company has classified securities held by the Captive as available-for-sale. As a result, these securities are carried at their fair value. Purchases and sales of debt securities are recorded on the trade date. Interest income on debt securities is recorded when earned using an effective yield method. Unrealized gains and losses are reported as components of accumulated other comprehensive (loss), net. These securities have been classified as non-current assets based on their respective maturity dates and the Company’s intent to reinvest sales proceeds into new restricted investments. The Company had restricted investments of $10.9 million and $23.2 million at June 30, 2026 and September 30, 2025, respectively.
The Company evaluates its available-for-sale debt securities quarterly to determine whether there has been a decline in the fair value below the amortized cost due to credit losses or other factors. This evaluation process entails judgment by the Company, and considers factors including the issuer’s financial condition and near-term prospects, future economic conditions, interest rate changes and changes in the rating of the security. When the Company has determined that it intends to sell, or that it is more likely than not that the Company will be required to sell a security before it recovers its amortized cost basis above fair value, the individual security is written down to fair value, with a corresponding charge to “Other income” within the Consolidated Statements of Comprehensive Income. For available-for-sale debt securities that do not meet the intent impairment criteria but for which the Company has determined that a credit loss exists, the present value of cash flows expected to be collected from the security is compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss allowance is recorded for the credit loss, limited by the amount by which the fair value is less than the amortized cost basis. For the nine months ended June 30, 2026 and 2025, the Company had no intent impairments or credit losses.
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
Concentration of Risks
Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of contracts receivable including retainage. In the normal course of business, the Company provides credit to its customers and does not generally require collateral. The Company monitors concentrations of credit risk associated with these receivables on an ongoing basis. The Company has not historically experienced significant credit losses, due primarily to management’s assessment of customers’ credit ratings. The Company principally deals with recurring customers, state and local governments and well-known local companies whose reputations are known to management. The Company performs credit checks for significant new customers and generally requires progress payments for significant projects. The Company generally has the ability to file liens against the property if payments are not made on a timely basis. No single customer accounted for more than 10% of the Company’s contracts receivable including retainage, net balance at June 30, 2026 or September 30, 2025.
Projects performed for various departments of transportation accounted for 44.7% and 46.1% of consolidated revenues for the three months ended June 30, 2026 and 2025, respectively, and for 42.0% and 40.8% of consolidated revenues for the nine months ended June 30, 2026 and 2025, respectively. Customers that accounted for more than 10% of consolidated revenues during the three and nine months ended June 30, 2026 and 2025 are presented below:

	% of Consolidated Revenues
	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2026	2025	2026	2025
Florida Department of Transportation	10.5%	*	11.3%	*
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

	% of Consolidated Revenues
	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2026	2025	2026	2025
Private	34.9%	35.1%	33.6%	39.0%
Public	65.1%	64.9%	66.4%	61.0%
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
The Company’s financial instruments include cash and cash equivalents, restricted cash, contracts receivable including retainage, accounts payable and accrued expenses reflected as current assets and current liabilities on its Consolidated Balance Sheets at June 30, 2026 and September 30, 2025. Due to the short-term nature of these instruments, management considers their carrying value to approximate their fair value.
The Company has debt securities reflected as restricted investments on its Consolidated Balance Sheets at June 30, 2026 and September 30, 2025. These investments are adjusted to fair value at each balance sheet date and are considered Level 2 fair value measurements.

The Company also has a Term Loan A, TLB Term Loans and a Revolving Credit Facility, each as defined and further described in Note 8 - Debt. The carrying value of amounts outstanding under these credit facilities is reflected as long-term debt, net of current maturities and deferred debt issuance cost and current maturities of long-term debt on the Company’s Consolidated Balance Sheets at June 30, 2026 and September 30, 2025. Due to the variable rate or short-term nature of these instruments, management considers their carrying value to approximate their fair value.
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
Reclassifications
Certain amounts in prior periods have been reclassified to conform to the current period presentation. These reclassifications had no effect on previously reported net income, total stockholders’ equity, or net cash provided by operating activities.
Note 3 - Accounting Standards
The Company monitors all Accounting Standards Updates issued by the Financial Accounting Standards Board and other authoritative guidance. There are no recently issued accounting pronouncements that are expected to have a material impact on the Company’s financial statements.

Note 4 - Business Acquisitions
Acquisition of Certain Assets from Affiliates of Vulcan Materials Company
On October 3, 2025, the Company acquired certain asphalt manufacturing and construction assets from affiliates of Vulcan Materials Company (“VMC”) in the Houston, Texas metro area for $107.7 million, which was paid from available cash on hand and a draw from the Revolving Credit Facility. The transaction added eight HMA plants and related crews and equipment, expanding the Company’s operations in southeastern Texas.
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
Identifiable assets acquired and liabilities assumed were recorded at their estimated fair values based on the methodology described under “Fair Value Measurements” in Note 2 - Significant Accounting Policies. The amount of the purchase price exceeding the net fair value of identifiable assets acquired and liabilities assumed was recorded as provisional goodwill in the amount of approximately $196.5 million, which is deductible for income tax purposes. Goodwill primarily represents the assembled work force and synergies expected to result from these acquisitions, which may change as estimates are finalized.
The following table summarizes the consideration for the acquisitions and the provisional amounts of identified assets acquired and liabilities assumed as of June 30, 2026 (unaudited, in thousands):

	VMC	P&S	GMJ	Four Star	Total
Cash and cash equivalents	$—	$107	$—	$—	$107
Contracts receivable including retainage	—	15,831	8,894	5,557	30,282
Costs and estimated earnings in excess of billings on uncompleted contracts	88	753	2,253	1,117	4,211
Inventories	10,790	751	320	—	11,861
Prepaid expenses and other current assets	—	285	—	—	285
Property, plant and equipment	59,915	44,129	16,801	15,397	136,242
Operating lease right-of-use assets	797	—	817	—	1,614
Intangible assets	1,000	250	—	—	1,250
Total assets	72,590	62,106	29,085	22,071	185,852

Accounts payable	—	6,025	7,052	3,237	16,314
Billings in excess of costs and estimated earnings on uncompleted contracts	1,397	8,051	1,594	485	11,527
Accrued expenses and other current liabilities	1,279	1,567	274	615	3,735
Operating lease liabilities	797	—	817	—	1,614
Total liabilities	3,473	15,643	9,737	4,337	33,190

Goodwill	38,607	98,287	18,680	40,931	196,505

Total cash consideration transferred	107,724	93,291	37,903	58,117	297,035
Fair value of Class A common stock transferred	—	51,459	—	—	51,459
Total consideration payable	—	—	125	548	673
Total purchase price	$107,724	$144,750	$38,028	$58,665	$349,167

The Consolidated Statements of Comprehensive Income include $101.3 million of revenue and $4.8 million of net income attributable to the operations of the acquired businesses for the three months ended June 30, 2026 and $249.7 million of revenue and $15.2 million of net income attributable to the operations of the acquired businesses for the nine months ended June 30, 2026. The Company recorded certain costs related to the acquisitions as they were incurred, which are reflected in acquisition-related expenses on the Company’s Consolidated Statements of Comprehensive Income in the amount of $0.2 million for the three months ended June 30, 2026 and $11.7 million for the nine months ended June 30, 2026.

The following tables present pro forma revenues and net income as though the acquisitions had occurred on October 1, 2024 (unaudited, in thousands):

	For the Three Months Ended June 30,
	2026	2025
Pro forma revenues	$999,418	$914,087
Pro forma net income	$60,556	$53,763

	For the Nine Months Ended June 30,
	2026	2025
Pro forma revenues	$2,606,692	$2,422,670
Pro forma net income	$98,847	$95,286
Pro forma financial information is presented as if the operations of the acquired businesses had been included in the consolidated results of the Company since October 1, 2024, and gives effect to transactions that are directly attributable to the acquisitions, including adjustments to:
(a)include the pro forma results of operations of the acquired businesses for the three and nine months ended June 30, 2026 and 2025;

(b)include additional depreciation and depletion expense related to the fair value of acquired property, plant and equipment and reserves at aggregates facilities, as applicable, as if such assets were acquired on October 1, 2024 and subject to the Company’s depreciation and depletion methodologies as of that date;

(c)include interest expense under the Revolving Credit Facility, as if the funds borrowed to finance the purchase prices were borrowed on October 1, 2024, and assuming that (i) no principal payments were made from October 1, 2024 through June 30, 2026 and (ii) the interest rate in effect on the date of the acquisitions was in effect from October 1, 2024 through June 30, 2026; and

(d)exclude $0.2 million and $11.7 million of acquisition-related expenses from the three and nine months ended June 30, 2026, as though such expenses were incurred prior to the pro forma acquisition date of October 1, 2024.

Pro forma information is presented for informational purposes and may not be indicative of revenue or net income that would have been achieved if these acquisitions had occurred on October 1, 2024.
Provisional Accounting
During the nine months ended June 30, 2026, there were no material measurement period adjustments to provisional acquisitions as reported in the 2025 Form 10-K.
Note 5 - Contracts Receivable Including Retainage, Net
Contracts receivable including retainage, net consisted of the following at June 30, 2026 and September 30, 2025 (in thousands):

	June 30, 2026	September 30, 2025
	(unaudited)
Contracts receivable	$520,049	$483,811
Retainage receivable	74,877	67,044
	594,926	550,855
Allowance for credit losses	(1,458)	(971)
Contracts receivable including retainage, net	$593,468	$549,884

Retainage receivables are amounts earned by the Company but held by customers until contracts are near completion or fully completed.

Note 6 - Contract Assets and Liabilities
Costs and estimated earnings compared to billings on uncompleted contracts at June 30, 2026 and September 30, 2025 consisted of the following (in thousands):

	June 30, 2026	September 30, 2025
	(unaudited)
Costs on uncompleted contracts	$3,069,358	$2,899,250
Estimated earnings to date on uncompleted contracts	406,155	393,665
	3,475,513	3,292,915
Billings to date on uncompleted contracts	(3,564,001)	(3,376,875)
Net billings in excess of costs and estimated earnings on uncompleted contracts	$(88,488)	$(83,960)

Significant changes to balances of costs and estimated earnings in excess of billings (contract asset) and billings in excess of costs and estimated earnings (contract liability) on uncompleted contracts from September 30, 2024 to June 30, 2025 and September 30, 2025 to June 30, 2026 are presented below (in thousands):

	Costs and Estimated Earnings in Excess of Billings on Uncompleted Contracts	Billings in Excess of Costs and Estimated Earnings on Uncompleted Contracts	Net Billings in Excess of Costs and Estimated Earnings on Uncompleted Contracts
September 30, 2024	$25,966	$(120,065)	$(94,099)
Changes in revenue billed, contract price or cost estimates	28,598	(4,087)	24,511
June 30, 2025 (unaudited)	$54,564	$(124,152)	$(69,588)

September 30, 2025	$45,340	$(129,300)	$(83,960)
Changes in revenue billed, contract price or cost estimates	15,509	(20,037)	(4,528)
June 30, 2026 (unaudited)	$60,849	$(149,337)	$(88,488)

At June 30, 2026, the Company had unsatisfied or partially unsatisfied performance obligations under construction project contracts representing approximately $2.7 billion in aggregate transaction price. The Company expects to earn revenue as it satisfies its performance obligations under such contracts in the amount of approximately $0.9 billion during the remainder of the fiscal year ending September 30, 2026 and $1.8 billion thereafter.

Note 7 - Property, Plant and Equipment
Property, plant and equipment at June 30, 2026 and September 30, 2025 consisted of the following (in thousands):

	June 30, 2026	September 30, 2025
	(unaudited)
Construction equipment	$851,156	$766,914
Plants	479,083	413,983
Mineral reserves	201,440	201,440
Land and improvements	228,624	202,120
Buildings	69,397	54,583
Furniture and fixtures	9,658	10,209
Leasehold improvements	1,620	1,431
Total property, plant and equipment, gross	1,840,978	1,650,680
Accumulated depreciation, depletion and amortization	(609,140)	(526,370)
Construction in progress	63,854	28,760
Total property, plant and equipment, net	$1,295,692	$1,153,070

Depreciation, depletion and amortization expense related to property, plant and equipment was $41.9 million and $38.2 million for the three months ended June 30, 2026 and 2025, respectively, and $129.1 million and $104.7 million for the nine months ended June 30, 2026 and 2025, respectively.

Note 8 - Debt
The Company maintains credit facilities to finance acquisitions, to fund the purchase of real estate, construction equipment, plants and other fixed assets, and for general working capital purposes. Debt at June 30, 2026 and September 30, 2025 consisted of the following (in thousands):

	June 30, 2026	September 30, 2025
	(unaudited)
Long-term debt:
Term Loan A	$570,000	$592,500
TLB Loans	1,137,250	843,625
Revolving Credit Facility	96,000	190,000
Total long-term debt	1,803,250	1,626,125
Deferred debt issuance costs, net	(17,084)	(14,011)
Current maturities of long-term debt	(41,500)	(38,500)
Long-term debt, net of current maturities and deferred debt issuance costs	$1,744,666	$1,573,614

Term Loan A / Revolver Credit Agreement
The Company and each of its subsidiaries are parties to a Third Amended and Restated Credit Agreement, dated June 30, 2022, with PNC Bank, National Association, as administrative agent and lender, PNC Capital Markets LLC, as joint lead arranger and sole bookrunner, Regions Bank, BofA Securities, Inc., TD Bank, N.A. and City National Bank, each as a joint lead arranger, and certain other lenders (as amended, restated, supplemented or otherwise modified, the “Term Loan A / Revolver Credit Agreement”). On June 3, 2026, the parties entered into an amendment to the Term Loan A / Revolver Credit Agreement that, among other things, (i) increased the revolving credit facility thereunder from $500.0 million to $700.0 million (the “Revolving Credit Facility”) and (ii) adjusted certain financial covenants as further described below. The Term Loan A / Revolver Credit Agreement also provides for a term loan in the principal amount of $600.0 million (the “Term Loan A”).
All outstanding advances under the Term Loan A and Revolving Credit Facility are due and payable in full on June 28, 2030 (the “Term Loan A Maturity Date”). The Term Loan A amortizes in quarterly installments in an amount (subject, in each case, to adjustments for prior mandatory and voluntary prepayments of principal) equal to: (i) 1.25% of the original principal amount on each of the quarter-end payment dates; and (ii) all remaining principal on the Term Loan A Maturity Date. The annual interest rates applicable to advances are calculated, at the Company’s option, by using either a base rate, a forward-looking term rate based on the Secured Overnight Financing Rate (“Term SOFR”), or (solely with respect to the Revolving Credit Facility) Daily Simple SOFR, in each case, plus an applicable margin percentage that corresponds to the Company’s consolidated net leverage ratio. Subject to various requirements, the Company generally may (and, under certain circumstances, must) prepay all or a portion of the outstanding balance of the advances, together with accrued interest thereon, prior to their contractual maturity. The obligations of the Company and its subsidiaries under the Term Loan A / Revolver Credit Agreement are secured by a security interest in substantially all of the assets of the Company and each of its subsidiaries that ranks in pari passu with the security interest of the lenders under the TLB Loans (defined below).
At June 30, 2026 and September 30, 2025, there was $570.0 million and $592.5 million, respectively, of principal outstanding under the Term Loan A, $96.0 million and $190.0 million, respectively, of principal outstanding under the Revolving Credit Facility, and availability of $599.2 million and $303.5 million, respectively, under the Revolving Credit Facility, including a reduction for outstanding letters of credit.
The Term Loan A / Revolver Credit Agreement contains customary negative covenants for agreements of this type, including, but not limited to, restrictions on the Company’s ability to make acquisitions, make loans or advances, make capital expenditures and investments, pay dividends, create or incur indebtedness, create liens, wind up or dissolve, consolidate, merge or liquidate, or sell, transfer or dispose of assets. The Term Loan A / Revolver Credit Agreement also requires the Company to satisfy certain financial covenants, including a minimum consolidated interest coverage ratio of 2.75-to-1.00 and a maximum consolidated net leverage ratio determined as follows: (i) for each fiscal quarter ending June 30, 2026 through and including September 30, 2026, 4.75-to-1.00; (ii) for each fiscal quarter ending December 31, 2026 through and including June 30, 2027, 4.50-to-1.00; (iii) for each fiscal quarter ending September 30, 2027 through and including March 31, 2028, 4.25-to-1.00; and (iv) for each fiscal quarter ending June 30, 2028 and thereafter, 4.00-to-1.00, subject to certain adjustments. At June 30, 2026 and September 30, 2025, the Company’s consolidated interest coverage ratio was 5.37-to-1.00 and 5.76-to-1.00, respectively, and the Company’s consolidated net leverage ratio was 3.17-to-1.00 and 3.10-to-1.00, respectively. At both June 30, 2026 and September 30, 2025, the Company was in compliance with all covenants under the Term Loan A / Revolver Credit Agreement.
From time to time, the Company has entered into interest rate swap agreements to hedge against the risk of changes in interest rates. At June 30, 2026 and September 30, 2025, the aggregate notional value of the interest rate swap agreement was $300.0 million, and the fair value was $6.2 million and $7.9 million, respectively, which is included within other assets on the Company’s Consolidated Balance Sheets.
Term Loan B Credit Agreement
The Company and each of its subsidiaries are parties to a Term Loan Credit Agreement with Bank of America, N.A., as administrative agent, BofA Securities, Inc., PNC Capital Markets LLC, Regions Capital Markets, a division of Regions Bank, and TD Securities (USA) LLC, each as joint lead arranger and joint bookrunner, and certain other lenders party thereto (as amended, restated, supplemented or otherwise modified, the “Term Loan B Credit Agreement”). The Term Loan B Credit Agreement provides for a senior secured first lien term loan facility, the initial principal amount of which was drawn in full on November 1, 2024 in the amount of $850.0 million (the “Initial Term Loan B”) and used to (i) finance the cash portion of the consideration for the Company’s acquisition of Asphalt Inc., LLC d/b/a Lone Star Paving (“Lone Star Paving” and such acquisition, the “Lone Star Acquisition”), (ii) repay the Company’s outstanding borrowings under other credit facilities, (iii) pay fees and expenses incurred in connection with the debt financing transaction and the Lone Star Acquisition, and (iv) for working capital and other corporate purposes.
On June 18, 2026, the parties entered into an amendment to the Term Loan B Credit Agreement that, among other things, (i) refinanced and replaced in full outstanding principal amounts under the Initial Term Loan B (the “Refinancing Term Loans”) to reduce the interest rate margins payable thereunder, as further described below, and (ii) provided for incremental term loans in the aggregate principal amount of $300.0 million (the “Incremental Term Loans” and, together with the Refinancing Term Loans, the “TLB Loans”).
The TLB Loans mature on November 1, 2031 (the “Term Loan B Maturity Date”), and all outstanding principal amounts and accrued and unpaid interest thereon will be due and payable on such date. The Company must repay the TLB Loans in equal quarterly installments, in an aggregate principal amount equal to 0.25% of the principal amount of the TLB Loans, subject to adjustment for, among other things, any incremental term loans, with the balance payable on the Term Loan B Maturity Date.
Borrowings under the Term Loan B Credit Agreement bear interest, at the Company’s option, at a rate per annum equal to (i) Term SOFR plus an applicable margin (the “Term SOFR Loans”) or (ii) the Base Rate (as defined below) plus the applicable margin (the “Base Rate Loans”). The Base Rate means, for any day, a fluctuating rate per annum equal to the highest of (A) the federal funds rate plus 0.50%, (B) the rate of interest in effect for such day as publicly announced from time to time by Bank of America as its “prime rate”, (C) Term SOFR plus 1.00% and (D) 1.00%. The applicable margin is determined by reference to (1) whether the loan is a Term SOFR Loan or Base Rate Loan and (2) the Company’s Consolidated First Lien Net Leverage Ratio (as defined in the Term Loan B Credit Agreement) as of the date of determination.

For the quarter ended June 30, 2026, the applicable margin was 2.00% for Term SOFR Loans and 1.00% for Base Rate Loans. Beginning with the quarter ending September 30, 2026 and in each quarter thereafter, the applicable margin is (i) for Term SOFR Loans, (A) 2.00% if the Company’s consolidated first lien net leverage ratio is greater than or equal to 2.95-to-1.00, and (B) 1.75%, if the Company’s consolidated first lien net leverage ratio is less than 2.95-to-1.00, and (ii) for Base Rate Loans, (A) 1.00%, if the Company’s consolidated first lien net leverage ratio is greater than or equal to 2.95-to-1.00, and (B) 0.75%, if the Company’s consolidated first lien net leverage ratio is less than 2.95-to-1.00. With respect to any Term SOFR Loans, the Company is required to pay interest on the last day of each one-, three- or six-month interest period, as elected by the Company, and, if such interest period is longer than three months, also at the end of each three-month period during such interest period. With respect to any Base Rate Loans, the Company is required to pay interest quarterly in arrears.
At June 30, 2026 and September 30, 2025, there was $1.1 billion and $0.8 billion, respectively, of principal outstanding under the TLB Loans.
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
Conversion of Class B Common Stock to Class A Common Stock
During the nine months ended June 30, 2026, certain stockholders of the Company converted a total of 30,000 shares of Class B common stock into shares of Class A common stock on a one-for-one basis. As of June 30, 2026, there were 47,924,747 shares of Class A common stock and 8,549,118 shares of Class B common stock outstanding.
Issuance of Class A Common Stock
During the nine months ended June 30, 2026, the Company issued 437,169 shares of Class A common stock in connection with the P&S Acquisition. Additional information about the P&S Acquisition is set forth in Note 4 - Business Acquisitions.
Treasury Stock
During the nine months ended June 30, 2026, the Company received a total of 165,921 shares of Class A common stock and 6,845 shares of Class B common stock from employees for reimbursement of income taxes paid by the Company on behalf of these employees related to the vesting of restricted stock awards and 5,795 shares of Class A common stock through forfeitures of unvested restricted stock awards by terminated employees.
During the nine months ended June 30, 2026, pursuant to its stock repurchase program, the Company repurchased 79,257 shares of Class A common stock for aggregate consideration of approximately $9.0 million through open market transactions.
Restricted Stock Awards
During the nine months ended June 30, 2026, the Company awarded to certain directors, officers and employees of the Company a total of 174,736 restricted shares of Class A common stock under the Construction Partners, Inc. 2018 Equity Incentive Plan (the “Equity Incentive Plan”) and 47,798 restricted shares of Class B common stock under the Construction Partners, Inc. 2024 Restricted Stock Plan (the “Restricted Stock Plan”). These totals include 33,987 shares of Class A common stock awarded under the Equity Incentive Plan and 47,798 shares of Class B common stock awarded under the Restricted Stock Plan in connection with a transaction bonus related to the P&S Acquisition.
Performance Stock Units
During the nine months ended June 30, 2026, the Company issued a total of 127,317 shares of Class A common stock and paid $2.5 million in cash in settlement of vested performance stock units (“PSUs”) under the Equity Incentive Plan. PSUs vest based on the achievement of certain Company performance metrics established by the Compensation Committee of the Company’s Board of Directors (the “Compensation Committee”).

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

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2026	2025	2026	2025
Numerator
Net income attributable to common stockholders	$59,555	$44,047	$85,940	$45,211
Denominator
Weighted average number of common shares outstanding, basic	55,906,306	55,164,260	55,876,027	54,853,715
Net income per common share attributable to common stockholders, basic	$1.07	$0.80	$1.54	$0.82

The following table summarizes the calculation of the weighted-average number of diluted common shares outstanding and the calculation of diluted earnings per share for the periods presented (unaudited in thousands, except share and per share amounts):

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2026	2025	2026	2025
Numerator
Net income attributable to common stockholders	$59,555	$44,047	$85,940	$45,211
Denominator
Weighted average number of basic common shares outstanding, basic	55,906,306	55,164,260	55,876,027	54,853,715
Effect of dilutive securities:
Restricted stock grants	363,643	490,393	311,708	449,243
Weighted average number of diluted common shares outstanding:	56,269,949	55,654,653	56,187,735	55,302,958
Net income per diluted common share attributable to common stockholders	$1.06	$0.79	$1.53	$0.82

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
The Company’s effective income tax rate for the three months ended June 30, 2026 and 2025 was 24.7% and 24.0%, respectively. The Company’s effective tax rate for the nine months ended June 30, 2026 and 2025 was 24.6% and 24.1%, respectively. The changes in the Company’s effective rates are due to differences in state tax rates at its operating subsidiaries.

Note 12 - Related Parties
On December 31, 2017, the Company sold an indirect wholly-owned subsidiary to an immediate family member of an executive officer of the Company (“Purchaser of Subsidiary”) in consideration for a note receivable in the amount of $1.0 million, which approximated the net book value of the disposed entity. At June 30, 2026, $0.1 million was reflected on the Company’s Consolidated Balance Sheets within other current assets representing the remaining balance on this note receivable. In connection with this transaction, the Company also received a note receivable from the disposed entity (“Disposed Entity”) on December 31, 2017 in the amount of $1.0 million representing certain accounts payable of the Disposed Entity that were paid by the Company. At June 30, 2026, $0.1 million was reflected on the Company’s Consolidated Balance Sheets within other current assets, representing the remaining balance on this note receivable. Remaining principal and interest payments are scheduled to be made in periodic installments through fiscal year 2026.
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
The following table presents revenues earned and expenses incurred by the Company during the three and nine months ended June 30, 2026 and 2025, and accounts receivable and payable balances at June 30, 2026 and September 30, 2025, related to transactions with the related parties described above (in thousands):

	Revenue Earned (Expense Incurred)								Accounts Receivable (Payable)
	For the Three Months Ended June 30				For the Nine Months Ended June 30,				June 30,	September 30,
	2026		2025		2026		2025		2026	2025
	(unaudited)		(unaudited)		(unaudited)		(unaudited)		(unaudited)
Purchaser of Subsidiary	$—		$—		$—		$—		$104	$104
Disposed Entity	—		—		—		—		66	66
Subcontracting Services	(2,772)	(1)	(4,466)	(1)	(5,030)	(1)	(7,584)	(1)	(529)	(951)
Island Pond	(100)	(2)	(100)	(2)	(300)	(2)	(300)	(2)	—	—
SunTx	(851)	(2)	(453)	(2)	(2,692)	(2)	(2,291)	(2)	—	—

(1) Cost is reflected as cost of revenues in the Company’s Consolidated Statements of Comprehensive Income.
(2) Cost is reflected as general and administrative expenses in the Company’s Consolidated Statements of Comprehensive Income.

Note 13 - Share-Based Compensation
The Equity Incentive Plan was initially approved by the Company’s stockholders in 2016, was amended and restated in April 2018, and was further amended in May 2019. In connection with the 2018 amendment and restatement, the Company reserved 2,000,000 shares of Class A common stock for issuance pursuant to awards granted thereunder. In March 2024, the Company’s stockholders approved an increase in such share reserve by an additional 1,000,000 shares. At June 30, 2026, there were 600,177 shares of Class A common stock remaining available for issuance under the Equity Incentive Plan.
The Restricted Stock Plan was approved by the Company’s stockholders and adopted by the Company in March 2024. At the time, the Company reserved 2,000,000 shares of Class B common stock for issuance pursuant to awards granted thereunder. At June 30, 2026, there were 1,843,202 shares of Class B common stock remaining available for issuance under the Restricted Stock Plan.
The following table summarizes the components of share-based compensation expense in the Consolidated Statements of Comprehensive Income during the three and nine months ended June 30, 2026 and 2025 (unaudited, in thousands):

	For the Three Months Ended June 30,
	2026	2025
Equity classified awards	$6,053	$3,904
Liability classified awards	1,940	4,076
Employee stock purchase plan	249	584
Total share-based compensation expense	$8,242	$8,564

	For the Nine Months Ended June 30,
	2026	2025
Equity classified awards(1)	$26,110	$20,947
Liability classified awards	4,293	5,916
Employee stock purchase plan	792	1,098
Total share-based compensation expense	$31,195	$27,961

(1) Includes $9.4 million and $9.8 million of transformative acquisition expenses as of June 30, 2026 and 2025, respectively, a subset of acquisition-related expenses in the Consolidated Statements of Comprehensive Income.
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

	For the Nine Months Ended June 30,
	2026		2025
	RSUs	Weighted Average Grant Date Fair Value Per RSU	RSUs	Weighted Average Grant Date Fair Value Per RSU
Unvested shares, beginning balance	478,611	70.36	509,171	31.59
Shares awarded	222,533	113.42	381,995	78.61
Shares vested	(81,785)	115.01	(59,295)	47.82
Shares forfeited	(5,795)	107.57	(20,263)	30.50
Unvested shares, ending balance	613,564	79.20	811,608	52.58

Aggregate grant date fair value of shares awarded	$25,240		$30,027
Compensation expense recorded upon vesting of awards	$21,184		$8,236
Unrecognized compensation expense at fiscal year-end	$28,720		$27,638
Weighted average recognition period remaining, in years	3.46		3.96

The restricted shares granted under the Equity Incentive Plan will vest, as applicable, as follows:

Fiscal Year	Number of Shares
2026	105,350
2027	91,491
2028	173,903
2029	193,229
2030	49,591
Total	613,564

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
During the nine months ended June 30, 2026, the Company awarded PSUs representing a target of 55,732 Class A shares to certain members of Company management under the Equity Incentive Plan. These grants are classified as equity awards. The aggregate grant date fair value of these PSU awards was $5.0 million. Compensation expense associated with PSUs was $1.7 million and $1.1 million for the three months ended June 30, 2026 and 2025, respectively, and $5.0 million and $2.8 million for the nine months ended June 30, 2026 and 2025, respectively. Compensation expense is reflected as general and administrative expenses in the Consolidated Statements of Comprehensive Income. At June 30, 2026, the Company forecasted 274,412 shares of Class A common stock underlying PSUs as unvested and approximately $8.4 million of unrecognized compensation expense related to PSU awards, which will be recognized over a remaining weighted-average period of 1.7 years. During the nine months ended June 30, 2026, 127,317 shares of Class A common stock were issued upon the vesting of PSUs.

Cash-Settled Restricted Stock Units - Liability Classified Awards
The Company has previously granted cash-settled restricted stock units (“RSUs”) to employees of the Company under the Equity Incentive Plan. The Company elects to account for forfeitures as they occur. Compensation expense associated with prior awards was $1.9 million and $4.1 million for the three months ended June 30, 2026 and 2025, respectively, and $4.3 million and $5.9 million for the nine months ended June 30, 2026 and 2025, respectively. Compensation expense is reflected as general and administrative expenses in the Consolidated Statements of Comprehensive Income. As of June 30, 2026 and 2025, the liability for cash-settled RSUs was $11.2 million and $7.7 million, respectively, and is included in accrued expenses and other current liabilities and other long-term liabilities. At June 30, 2026, there was approximately $4.2 million of unrecognized compensation expense related to these awards, which will be recognized over a remaining weighted-average period of 1.9 years.
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
Employee Stock Purchase Plan
The Construction Partners, Inc. Employee Stock Purchase Plan (the “ESPP”) became effective on May 13, 2021. The ESPP provides eligible employees of the Company an opportunity to purchase shares of the Company’s Class A common stock at a discounted rate using funds withheld through payroll deductions. The maximum number of shares of Class A common stock offered under the ESPP is 1,000,000. The first offering period under the ESPP commenced on July 1, 2023. Since that date, participants have purchased 140,498 shares under the ESPP. Compensation expense associated with the ESPP was $0.2 million and $0.6 million for the three months ended June 30, 2026 and 2025, respectively, and $0.8 million and $1.1 million for the nine months ended June 30, 2026 and 2025, respectively. Compensation expense is included in general and administrative expenses in the Consolidated Statements of Comprehensive Income.

Note 14 - Leases
The Company leases certain facilities, office space, vehicles and equipment. As of June 30, 2026, operating leases under ASC Topic 842, Leases (“Topic 842”) were included in (i) operating lease right-of use assets, (ii) current portion of operating lease liabilities and (iii) operating lease liabilities, net of current portion on the Company’s Consolidated Balance Sheets in the amounts of $104.8 million, $30.3 million and $75.1 million, respectively. As of June 30, 2026, the Company did not have any lease contracts that had not yet commenced but had created significant rights and obligations.

The components of lease expense were as follows (unaudited, in thousands):

	For the Three Months Ended June 30,
	2026	2025
Operating lease cost	$8,660	$5,052
Short-term lease cost	10,491	6,972
Total lease expense	$19,151	$12,024

	For the Nine Months Ended June 30,
	2026	2025
Operating lease cost	$23,297	$12,091
Short-term lease cost	28,055	21,004
Total lease expense	$51,352	$33,095

Short-term leases (those with terms of 12 months or less) are not capitalized but are expensed on a straight-line basis over the lease term. The majority of the Company’s short-term leases relate to equipment used on construction projects. These leases are entered into at periodic rental rates for an unspecified duration and typically have a termination for convenience provision.

As of June 30, 2026, the weighted-average remaining term of the Company’s leases was 3.9 years, and the weighted-average discount rate was 6.07%. As of June 30, 2026, the lease liability was equal to the present value of the remaining lease payments, discounted using the incremental borrowing rate on the Company’s secured debt using a single maturity discount rate, as such rate is not materially different from the discount rate applied to each of the leases in the portfolio.

The following table summarizes the Company’s undiscounted lease liabilities outstanding as of June 30, 2026 (unaudited, in thousands):

Fiscal Year	Amount
Remainder of 2026	$8,938
2027	35,147
2028	30,363
2029	23,695
2030	13,147
2031 and thereafter	5,815
Total future minimum lease payments	$117,105
Less: imputed interest	11,687
Total	$105,418

Note 15 - Investment in Derivative Instruments
Interest Rate Swap

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

The following table represents the approximate amount of realized and unrealized gains (losses) and changes in fair value recognized in earnings on interest rate and commodity swap contracts for the three and nine months ended June 30, 2026 and 2025 and the fair value of these derivatives as of June 30, 2026 and September 30, 2025 (in thousands):

	For the Three Months Ended June 30,
		2026			2025
	(unaudited)			(unaudited)
	Change in			Change in
Income Statement Classification	Realized Gain (Loss)	Unrealized Gain (Loss)	Total Gain (Loss)	Realized Gain (Loss)	Unrealized Gain (Loss)	Total Gain (Loss)
Cost of revenues	$26	$71	$97	$—	$—	$—
Interest expense, net	$1,362	$—	$1,362	$1,876	$—	$1,876
Total	$1,388	$71	$1,459	$1,876	$—	$1,876

	For the Nine Months Ended June 30,
		2026			2025
	(unaudited)			(unaudited)
	Change in			Change in
Income Statement Classification	Realized Gain (Loss)	Unrealized Gain (Loss)	Total Gain (Loss)	Realized Gain (Loss)	Unrealized Gain (Loss)	Total Gain (Loss)
Cost of revenues	$26	$71	$97	$—	$—	$—
Interest expense, net	$4,399	$—	$4,399	$5,922	$—	$5,922
Total	$4,425	$71	$4,496	$5,922	$—	$5,922

	June 30, 2026	September 30, 2025
Balance Sheet Classification	(unaudited)
Prepaid expenses and other current assets - commodity swaps	$71	$—
Other assets - interest rate swap (1)	$6,227	$7,916
Net unrealized gain position	$6,298	$7,916

(1) Includes designated cash flow hedge of $6.2 million and $7.9 million as of June 30, 2026 and September 30, 2025, respectively.

Note 16 - Fair Value Measurements
The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2026 and September 30, 2025 under Topic 820 (in thousands):

	June 30, 2026	September 30, 2025
	(unaudited)
	Level 2	Level 2
Assets:
Commodity swap contracts	$71	$—
Interest rate swaps	6,227	7,916
U.S. government securities	6,170	13,971
Corporate debt securities	3,122	5,671
Municipal government securities	—	1,157
Other debt securities	1,578	2,377
Total assets	$17,168	$31,092

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

Note 17 - Commitments
Letters of Credit

Under the Revolving Credit Facility, the Company has a total capacity of $700.0 million that may be used for a combination of cash borrowings and letter of credit issuances. At June 30, 2026, the Company had aggregate letters of credit outstanding in the amount of $4.8 million, primarily related to certain insurance policies as described in Note 2 - Significant Accounting Policies.

Purchase Commitments
As of June 30, 2026, the Company had unconditional purchase commitments for diesel fuel and natural gas in the normal course of business in the aggregate amount of $3.1 million. Management does not expect any significant changes in the market value of these goods during the commitment period that would have a material adverse effect on the financial condition, results of operations or cash flows of the Company. As of June 30, 2026, the Company’s purchase commitments for the remainder of fiscal 2026 and for fiscal 2027 were as follows (unaudited, in thousands):

Fiscal Year	Amount
Remainder of 2026	$1,648
2027	1,494
Total	$3,142

Minimum Royalties
The Company has lease agreements associated with aggregates facilities under which the Company makes royalty payments. These agreements are outside the scope of Topic 842. The payments are generally based on tons sold in a particular period; however, certain agreements have minimum annual payments. The Company had commitments in the form of minimum royalties as of June 30, 2026 in the amount of $4.0 million, due as follows (unaudited, in thousands):

Fiscal Year	Amount
Remainder of 2026	$195
2027	541
2028	516
2029	506
2030	410
Thereafter	1,798
Total	$3,966

Royalty expense recorded in cost of revenue was $0.8 million and $0.8 million for the three months ended June 30, 2026 and 2025, respectively, and $2.3 million and $2.2 million for the nine months ended June 30, 2026 and 2025, respectively.

Note 18 - Restricted Investments
The following is a summary of the Company’s debt securities as of June 30, 2026 and September 30, 2025 (in thousands):

	June 30, 2026
	(unaudited)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government securities	$6,229	$5	$64	$6,170
Corporate debt securities	3,099	31	8	3,122
Other debt securities	1,579	6	7	1,578
Total	$10,907	$42	$79	$10,870

	September 30, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government securities	$13,938	$96	$63	$13,971
Corporate debt securities	5,552	138	19	5,671
Municipal government securities	1,170	8	21	1,157
Other debt securities	2,370	23	16	2,377
Total	$23,030	$265	$119	$23,176

The amortized cost and fair value of debt securities classified as available for sale by contractual maturity, as of June 30, 2026, are as follows (unaudited, in thousands):

	Amortized Cost	Fair Value
Due within one year	$643	$643
Due after one year through three years	3,024	3,014
Due after three years	7,240	7,213
Total	$10,907	$10,870

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

Amounts in accumulated other comprehensive income (“AOCI”), net of tax, at June 30, 2026 and September 30, 2025, were as follows (in thousands):

AOCI	June 30, 2026 (unaudited)	September 30, 2025

Interest rate swap contract, net of blend and extend arrangement	$3,703	$5,705
Unrealized (loss) gain on available-for-sale securities	(37)	146
Less tax effect of other comprehensive income (loss) items	(1,024)	(1,482)
Total	$2,642	$4,369

Changes in AOCI, net of tax, are as follows (in thousands):

Changes in Accumulated Other Comprehensive Income, Net of Tax
Balance at September 30, 2025	$4,369
Net OCI changes	(1,727)
Balance at June 30, 2026 (unaudited)	$2,642

Balance at September 30, 2024	$7,502
Net OCI changes	(2,017)
Balance at June 30, 2025 (unaudited)	$5,485

Amounts reclassified from AOCI to earnings are as follows (unaudited, in thousands):

	For the Three Months Ended June 30,
	2026	2025
Interest expense (benefit)	$(1,362)	$(1,876)
Realized loss on restricted investments	6	37
Benefit from income taxes	328	446
Total reclassifications from AOCI to earnings	$(1,028)	$(1,393)

	For the Nine Months Ended June 30,
	2026	2025
Interest expense (benefit)	$(4,399)	$(5,922)
Realized loss on restricted investments	18	81
Benefit from income taxes	1,059	1,414
Total reclassifications from AOCI to earnings	$(3,322)	$(4,427)

Note 20 - Subsequent Events
Acquisition of Ellsworth Construction, LLC
On July 10, 2026, the Company acquired all of the equity interests of Ellsworth Construction, LLC (“Ellsworth”), an asphalt manufacturing and construction business headquartered in Tulsa, Oklahoma, for (i) $77.2 million of cash, which was paid from available cash on hand and a draw from the Revolving Credit Facility, and (ii) $24.8 million in shares of Class A common stock. The transaction added construction crews throughout the Tulsa and Oklahoma City metropolitan areas, an HMA plant in Broken Arrow, Oklahoma and a permitted asphalt plant site in Greater Oklahoma City. As of the date of this report, the total amount of consideration for this transaction remains subject to post-closing adjustments with respect to working capital and other matters.
The membership interest purchase agreement entered into in connection with the acquisition of Ellsworth includes an earn-out provision that requires the Company to pay up to $10.0 million in cash to the former owners of Ellsworth based upon the extent of the acquired business’s achievement of certain annual Adjusted EBITDA targets over a five-year period ending September 30, 2031. No payment will be due if the Adjusted EBITDA targets are not achieved at a specified threshold level.
In connection with the acquisition, the Company issued awards under the Equity Incentive Plan to key employees of Ellsworth consisting of 20,000 shares of restricted Class A common stock, in the aggregate, having a grant date fair value of approximately $1.9 million and vesting as to one-half of the shares on each of September 30, 2030 and 2031.

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
Contract Backlog
At June 30, 2026, our contract backlog was $3.4 billion. Contract backlog is a financial measure that reflects the dollar value of work that the Company expects to perform in the future. We include a construction project in our contract backlog at the time it is awarded and to the extent we believe funding is probable. Our backlog consists of uncompleted work on contracts in progress and contracts for which we have executed a contract but have not commenced the work. For uncompleted work on contracts in progress, we include (i) executed change orders, (ii) pending change orders for which we expect to receive confirmation in the ordinary course of business and (iii) claims that we have made against our customers for which we have determined we have a legal basis under existing contractual arrangements and as to which we consider collection to be probable. Backlog of uncompleted work on contracts under which work was either in progress or had not yet begun was $2.7 billion at June 30, 2026. Our contract backlog also includes low bid/no contract projects, which consist of (i) public bid projects for which we were the low bidder and no contract has been executed and (ii) private work projects for which we have been notified that we are the low bidder or have been given a notice to proceed, but no contract has been executed. Low bid/no contract backlog was $0.7 billion at June 30, 2026.
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

On July 10, 2026, we acquired all the equity interests of Ellsworth Construction, LLC ("Ellsworth") an asphalt manufacturing and construction business headquartered in Tulsa, Oklahoma. The transaction added construction crews throughout the Tulsa and Oklahoma City metropolitan areas, an HMA plant in Broken Arrow, Oklahoma and a permitted asphalt plant site in Greater Oklahoma City. For further discussion regarding this transaction, see Note 20 - Subsequent Events to the unaudited consolidated financial statements included elsewhere in this report.

Financing Transactions

In June 2026, we entered into an amendment to the Term Loan A / Revolver Credit Agreement that, among other things, (i) increased the Revolving Credit Facility from $500.0 million to $700.0 million and (ii) adjusted certain financial covenants. Also in June 2026, we entered into an amendment to the Term Loan B Credit Agreement that, among other things, (i) provided for the Refinancing Term Loans under the Term Loan B Credit Agreement to reduce the interest rate margins payable thereunder and (ii) provided for the Incremental Term Loans in the aggregate principal amount of $300.0 million. As of June 30, 2026, there was $1.1 billion, $570.0 million and $96.0 million of principal outstanding under the TLB Loans, the Term Loan A and the Revolving Credit Facility, respectively, and availability of $599.2 million under the Revolving Credit Facility, including a reduction for outstanding letters of credit. For further discussion regarding the amendments to the Term Loan A / Revolver Credit Agreement and the Term Loan B Credit Agreement, see Note 8 - Debt to the unaudited consolidated financial statements included elsewhere in this report.

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
Interest Expense, Net
Interest expense, net primarily represents interest incurred on our long-term debt, such as the Term Loan A, the TLB Loans and the Revolving Credit Facility, fees associated with debt modifications and amortization of deferred debt issuance costs. These amounts are partially offset by interest income earned on short-term investments of cash balances in excess of our current operating needs.
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

The following table presents a reconciliation of net income, the most directly comparable measure calculated in accordance with GAAP, to Adjusted EBITDA and the calculation of Adjusted EBITDA margin for the periods presented (unaudited, in thousands, except percentages):

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2026	2025	2026	2025
Net income	$59,555	$44,047	$85,940	$45,211
Interest expense, net	30,292	25,239	83,252	64,961
Provision for income taxes	19,581	13,903	28,050	14,364
Depreciation, depletion, accretion and amortization	43,979	39,294	135,278	107,741
Share-based compensation expense	8,242	8,564	21,789	18,156
Transformative acquisition expenses	1,373	663	14,233	19,347
Adjusted EBITDA	$163,022	$131,710	$368,542	$269,780
Revenues	$999,418	$779,277	$2,578,083	$1,912,507
Adjusted EBITDA margin	16.3%	16.9%	14.3%	14.1%

The following table presents a reconciliation of net income, the most directly comparable measure calculated in accordance with GAAP, to Adjusted net income for the periods presented (in thousands):

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2026	2025	2026	2025
Net income	$59,555	$44,047	$85,940	$45,211
Transformative acquisition expenses	1,373	663	14,233	19,347
Financing fees related to transformative acquisition	—	920	901	3,977
Tax impact due to above reconciling items	(336)	(382)	(3,705)	(5,634)
Adjusted net income	$60,592	$45,248	$97,369	$62,901

Results of Operations
Three Months Ended June 30, 2026 Compared to Three Months Ended June 30, 2025
The following table sets forth selected financial data for the three months ended June 30, 2026 and 2025 (unaudited, in thousands, except percentages):

					Change From the Three Months Ended
	For the Three Months Ended June 30,				June 30, 2025
					to the Three Months Ended
	2026		2025		June 30, 2026
	Dollars	% of Revenues	Dollars	% of Revenues	$ Change	% Change
Revenues	$999,418	100.0%	$779,277	100.0%	$220,141	28.2%
Cost of revenues	831,030	83.2%	647,467	83.1%	183,563	28.4%
Gross profit	168,388	16.8%	131,810	16.9%	36,578	27.8%
General and administrative expenses	(63,145)	(6.3)%	(51,026)	(6.5)%	(12,119)	23.8%
Acquisition-related expenses	(1,771)	(0.2)%	(1,816)	(0.2)%	45	(2.5)%
Gain on sale of property, plant and equipment	5,912	0.6%	3,975	0.5%	1,937	48.7%
Operating income	109,384	10.9%	82,943	10.6%	26,441	31.9%
Interest expense, net	(30,292)	(3.0)%	(25,239)	(3.2)%	(5,053)	20.0%
Other income	44	—%	246	—%	(202)	(82.1)%
Income before provision for income taxes and earnings from investment in joint venture	79,136	7.9%	57,950	7.4%	21,186	36.6%
Provision for income taxes	19,581	2.0%	13,903	1.8%	5,678	40.8%
Loss from investment in joint venture	—	—%	—	—%	—	—%
Net income	$59,555	6.0%	$44,047	5.7%	$15,508	35.2%
Adjusted EBITDA	$163,022	16.3%	$131,710	16.9%	$31,312	23.8%
Adjusted net income	$60,592	6.1%	$45,248	5.8%	$15,344	33.9%

Revenues. Revenues for the three months ended June 30, 2026 increased $220.1 million, or 28.2%, to $999.4 million from $779.3 million for the three months ended June 30, 2025. The increase included $151.0 million of revenues attributable to acquisitions completed during or subsequent to the three months ended June 30, 2025 and $69.1 million of revenues in our existing markets from contract work and sales of HMA and aggregates to third parties. The 8.9% increase in revenues in our existing markets was due to strong demand in both public and private work.
Gross Profit. Gross profit for the three months ended June 30, 2026 increased $36.6 million, or 27.8%, to $168.4 million from $131.8 million for the three months ended June 30, 2025. The increase in gross profit was primarily the result of a 28.2% increase in revenues for the three months ended June 30, 2026 compared to the three months ended June 30, 2025.
General and Administrative Expenses. General and administrative expenses for the three months ended June 30, 2026 increased $12.1 million, or 23.8%, to $63.1 million from $51.0 million for the three months ended June 30, 2025. The increase was primarily attributable to general and administrative expenses associated with the operations of businesses acquired during or subsequent to the three months ended June 30, 2025.
Acquisition-Related Expenses. Acquisition-related expenses were $1.8 million for each of the three months ended June 30, 2026 and 2025.
Gain on Sale of Property, Plant and Equipment. Gain on sale of property, plant and equipment for the three months ended June 30, 2026 increased $1.9 million, or 48.7%, to $5.9 million from $4.0 million for the three months ended June 30, 2025. The increase was primarily the result of higher amounts realized upon disposals of equipment and components during the three months ended June 30, 2026.

Interest Expense, Net. Interest expense, net for the three months ended June 30, 2026 increased $5.1 million, or 20.0%, to $30.3 million compared to $25.2 million for the three months ended June 30, 2025. The increase in interest expense, net was primarily related to additional borrowings under our credit facilities and fees associated with the amendments to our Term Loan A / Revolver Credit Agreement and Term Loan B Credit Agreement.
Provision for Income Taxes. Our effective tax rate increased to 24.7% for the three months ended June 30, 2026, from 24.0% for the three months ended June 30, 2025. Our higher effective tax rate during the three months ended June 30, 2026 was due to differences in state tax rates at our operating subsidiaries.

Net Income. Net income increased $15.5 million to $59.6 million for the three months ended June 30, 2026, compared to $44.0 million for the three months ended June 30, 2025. The increase in net income was primarily a result of higher gross profit and gain on sale of property, plant and equipment, partially offset by an increase in general and administrative expenses, interest expense, net and provision for income taxes, all as described above.

Adjusted EBITDA and Adjusted EBITDA Margin. Adjusted EBITDA and Adjusted EBITDA margin were $163.0 million and 16.3%, respectively, for the three months ended June 30, 2026, compared to $131.7 million and 16.9%, respectively, for the three months ended June 30, 2025. The increase in Adjusted EBITDA resulted from a $15.5 million increase in net income as described above, a $4.7 million increase in depreciation, depletion, accretion and amortization, a $5.1 million increase in interest expense, net and a $5.7 million increase in provision for income taxes. For a description of Adjusted EBITDA and Adjusted EBITDA margin, as well as a reconciliation of Adjusted EBITDA to net income and the calculation of Adjusted EBITDA margin, see above under the heading “How We Assess Performance of Our Business — Other Key Performance Indicators — Adjusted EBITDA, Adjusted EBITDA Margin and Adjusted Net Income.”
Adjusted Net Income. Adjusted net income increased $15.3 million to $60.6 million for the three months ended June 30, 2026, compared to $45.3 million for the three months ended June 30, 2025. The increase in Adjusted net income was primarily a result of higher gross profit and gain on sale of property, plant and equipment, partially offset by an increase in general and administrative expenses, interest expense, net and provision for income taxes, all as described above. For a description of Adjusted net income, as well as a reconciliation of Adjusted net income to net income, see above under the heading “How We Assess Performance of Our Business — Other Key Performance Indicators — Adjusted EBITDA, Adjusted EBITDA Margin and Adjusted Net Income.”

Nine Months Ended June 30, 2026 Compared to Nine Months Ended June 30, 2025
The following table sets forth selected financial data for the nine months ended June 30, 2026 and 2025 (unaudited, in thousands, except percentages):

					Change From the Nine Months Ended
	For the Nine Months Ended June 30,				June 30, 2025
					to the Nine Months Ended
	2026		2025		June 30, 2026
	Dollars	% of Revenues	Dollars	% of Revenues	$ Change	% Change
Revenues	$2,578,083	100.0%	$1,912,507	100.0%	$665,576	34.8%
Cost of revenues	2,189,342	84.9%	1,632,776	85.4%	556,566	34.1%
Gross profit	388,741	15.1%	279,731	14.6%	109,010	39.0%
General and administrative expenses	(188,242)	(7.3)%	(141,954)	(7.4)%	(46,288)	32.6%
Acquisition-related expenses	(15,880)	(0.6)%	(22,174)	(1.2)%	6,294	(28.4)%
Gain on sale of property, plant and equipment	12,557	0.5%	8,437	0.4%	4,120	48.8%
Operating income	197,176	7.6%	124,040	6.5%	73,136	59.0%
Interest expense, net	(83,252)	(3.2)%	(64,961)	(3.4)%	(18,291)	28.2%
Other income	67	—%	508	—%	(441)	(86.8)%
Income before provision for income taxes and earnings from investment in joint venture	113,991	4.4%	59,587	3.1%	54,404	91.3%
Provision for income taxes	28,050	1.1%	14,364	0.8%	13,686	95.3%
Loss from investment in joint venture	(1)	—%	(12)	—%	11	(91.7)%
Net income	$85,940	3.3%	$45,211	2.4%	$40,729	90.1%
Adjusted EBITDA	$368,542	14.3%	$269,780	14.1%	$98,762	36.6%
Adjusted Net Income	$97,369	3.8%	$62,901	3.3%	$34,468	54.8%

Revenues. Revenues for the nine months ended June 30, 2026 increased $0.7 billion, or 34.8%, to $2.6 billion from $1.9 billion for the nine months ended June 30, 2025. The increase included $514.1 million of revenues attributable to acquisitions completed during or subsequent to the nine months ended June 30, 2025 and $151.5 million of revenues attributable to our existing markets from contract work and sales of HMA and aggregates to third parties. The 7.9% increase in revenues in our existing markets was due to strong demand in both public and private work.
Gross Profit. Gross profit for the nine months ended June 30, 2026 increased $109.0 million, or 39.0%, to $388.7 million from $279.7 million for the nine months ended June 30, 2025. The increase in gross profit was primarily the result of a 34.8% increase in revenues for the nine months ended June 30, 2026 compared to the nine months ended June 30, 2025 and a higher gross profit margin. The higher gross profit margin was due to efficient utilization of our plants, terminals and equipment fleet.
General and Administrative Expenses. General and administrative expenses for the nine months ended June 30, 2026 increased $46.3 million, or 32.6%, to $188.2 million from $142.0 million for the nine months ended June 30, 2025. The increase was attributable to general and administrative expenses associated with the operations of businesses acquired during or subsequent to the nine months ended June 30, 2025 and an increase in share-based compensation expense.
Acquisition-Related Expenses. Acquisition-related expenses for the nine months ended June 30, 2026 decreased $6.3 million to $15.9 million from $22.2 million for the nine months ended June 30, 2025. The decrease was primarily due to higher transformative acquisition expenses in the nine months ended June 30, 2025 associated with the Lone Star Acquisition.
Gain on Sale of Property, Plant and Equipment. Gain on sale of property, plant and equipment for the nine months ended June 30, 2026 increased $4.1 million, or 48.8%, to $12.6 million from $8.5 million for the nine months ended June 30, 2025. The increase was primarily the result of higher amounts realized upon disposals of equipment and components during the nine months ended June 30, 2026.

Interest Expense, Net. Interest expense, net for the nine months ended June 30, 2026 increased $18.3 million, or 28.2%, to $83.3 million compared to $65.0 million for the nine months ended June 30, 2025. The increase in interest expense, net was primarily related to additional borrowings under our credit facilities and fees associated with the amendments to our Term Loan A / Revolver Credit Agreement and Term Loan B Credit Agreement.
Provision for Income Taxes. Our effective tax rate increased to 24.6% for the nine months ended June 30, 2026, from 24.1% for the nine months ended June 30, 2025. Our higher effective tax rate during the nine months ended June 30, 2026 was due to differences in state tax rates at our operating subsidiaries.

Net Income. Net income increased $40.7 million to $85.9 million for the nine months ended June 30, 2026, compared to $45.2 million for the nine months ended June 30, 2025. The increase in net income was primarily a result of higher gross profit, decrease in acquisition-related expenses and increased gain on sale of property, plant and equipment, partially offset by an increase in general and administrative expenses, interest expense, net and provision for income taxes, all as described above.
Adjusted EBITDA and Adjusted EBITDA Margin. Adjusted EBITDA and Adjusted EBITDA margin were $368.5 million and 14.3%, respectively, for the nine months ended June 30, 2026, compared to $269.8 million and 14.1%, respectively, for the nine months ended June 30, 2025. The increase in Adjusted EBITDA and Adjusted EBITDA margin resulted from a $40.7 million increase in net income as described above, a $27.5 million increase in depreciation, depletion, accretion and amortization, a $18.3 million increase in interest expense, net, a $13.7 million increase in provision for income taxes, and a $3.6 million increase in share-based compensation expense, offset by a decrease of $5.1 million in transformative acquisition expenses. For a description of Adjusted EBITDA and Adjusted EBITDA margin, as well as a reconciliation of Adjusted EBITDA to net income and the calculation of Adjusted EBITDA margin, see above under the heading “How We Assess Performance of Our Business — Other Key Performance Indicators — Adjusted EBITDA, Adjusted EBITDA Margin and Adjusted Net Income.”
Adjusted Net Income. Adjusted net income increased $34.5 million to $97.4 million for the nine months ended June 30, 2026, compared to Adjusted net income of $62.9 million for the nine months ended June 30, 2025. The increase in Adjusted net income was primarily a result of higher gross profit, decrease in acquisition-related expenses and increased gain on sale of property, plant and equipment, partially offset by an increase in general and administrative expenses, interest expense, net and provision for income taxes, all as described above. For a description of Adjusted net income, as well as a reconciliation of Adjusted net income to net income, see above under the heading “How We Assess Performance of Our Business — Other Key Performance Indicators — Adjusted EBITDA, Adjusted EBITDA Margin and Adjusted Net Income.”

Liquidity and Capital Resources

Cash Flows Analysis
The following table sets forth our cash flows for the periods indicated (unaudited, in thousands):

	For the Nine Months Ended June 30,
	2026	2025
Net cash provided by operating activities, net of acquisitions	$240,859	$179,318
Net cash used in investing activities	(445,001)	(1,033,130)
Net cash provided by financing activities	139,786	893,433
Net change in cash and cash equivalents	$(64,356)	$39,621

Operating Activities
During the nine months ended June 30, 2026, cash provided by operating activities, net of acquisitions, was $240.9 million, primarily as a result of:
•net income of $85.9 million, including $135.3 million of depreciation, depletion, accretion and amortization, $31.2 million of share-based compensation expense, $22.7 million of deferred income tax expense and $12.6 million of gain on sale of property, plant and equipment;
•an increase in contracts receivable including retainage, net of $13.9 million due to normal fluctuations resulting from the timing of processing transactions in our accounts receivable cycle;

•an increase in inventories of $18.3 million due to increased inventories from acquisitions, growth in existing markets, higher inventory costs and normal fluctuations in our inventory cycle;

•an increase in accounts payable and accrued expenses and other current liabilities of $15.5 million due to the timing of processing transactions in our accounts payable cycle; and

•a net decrease in the difference between costs and estimated earnings in excess of billings on uncompleted contracts and billings in excess of costs and estimated earnings on uncompleted contracts of $2.8 million due to the timing of performing and closing projects.

During the nine months ended June 30, 2025, cash provided by operating activities, net of acquisitions, was $179.3 million, primarily as a result of:
•net income of $45.2 million, including $107.7 million of depreciation, depletion, accretion and amortization, $28.0 million of share-based compensation expense and $8.4 million of gain on sale of property, plant and equipment;
•a decrease in contracts receivable including retainage, net of $6.2 million due to normal fluctuations resulting from the timing of processing transactions in our accounts receivable cycle;

•an increase in inventories of $4.9 million due to acquisitions, growth in existing markets, higher inventory costs and normal fluctuations in our inventory cycle;

•an increase in accounts payable and accrued expenses and other current liabilities of $33.5 million due to the timing of processing transactions in our accounts payable cycle; and

•a net decrease in the difference between costs and estimated earnings in excess of billings on uncompleted contracts and billings in excess of costs and estimated earnings on uncompleted contracts of $32.1 million due to the timing of performing and closing projects.

Investing Activities
During the nine months ended June 30, 2026, cash used in investing activities was $445.0 million, of which $337.4 million related to acquisitions completed or finalized in the period, $144.2 million was invested in property, plant and equipment and $3.8 million was used to purchase restricted investments, partially offset by $24.4 million of proceeds from the sale of property, plant and equipment and $16.0 million of proceeds from the sale of restricted investments.
During the nine months ended June 30, 2025, cash used in investing activities was $1.0 billion, of which $935.7 million related to acquisitions completed or finalized in the period, $104.9 million was invested in property, plant and equipment and $12.2 million was invested in restricted investments, partially offset by $11.3 million of proceeds from the sale of property, plant and equipment and $8.4 million of proceeds from the sale of restricted investments.
Financing Activities
During the nine months ended June 30, 2026, cash provided by financing activities was $139.8 million. We received $294.9 million of net proceeds from the Incremental Term Loans, which were used to pay down the Revolving Credit Facility, and $263.5 million of net proceeds from the Revolving Credit Facility, which were used for acquisitions completed in the period. This cash flow was partially offset by $386.4 million of principal payments on long-term debt, $29.8 million for the purchase of treasury stock and $2.5 million for settlement of performance share awards.
During the nine months ended June 30, 2025, cash provided by financing activities was $893.4 million. We received $835.0 million of net proceeds from our Initial Term Loan B, which were primarily used for the Lone Star Acquisition completed in the period, and $218.4 million of net proceeds from our Revolving Credit Facility, which were primarily used for other acquisitions completed during the period. This cash flow was partially offset by $137.7 million of principal payments on long-term debt and purchase of treasury stock of $20.8 million.
Capital Requirements and Sources of Liquidity

During the nine months ended June 30, 2026 and 2025, our capital expenditures were approximately $144.2 million and $104.9 million, respectively. Our capital expenditures are typically made during the fiscal year in which they are approved. At June 30, 2026, our commitments for capital expenditures were not material to our financial condition or results of operations on a consolidated basis. For fiscal 2026, we expect total capital expenditures to be approximately $185.0 million to $205.0 million. Our capital expenditure budget is an estimate and is subject to change.
Historically, we have required significant amounts of cash in order to make capital expenditures, purchase materials, execute our growth strategy through acquisitions and fund our organic expansion into new markets. Our working capital needs are driven by the seasonality and growth of our business, with our cash requirements increasing in periods of growth. Additional cash requirements resulting from our growth include the costs of additional personnel, production and distribution facilities, enhancements to our information systems, integration costs related to any acquisitions and our compliance with laws and rules applicable to public companies. Furthermore, on March 2, 2026, we announced that our Board of Directors authorized a new stock repurchase program under which up to $50.0 million is available to purchase shares of our outstanding Class A common stock through September 30, 2028. The new stock repurchase program replaced the previous stock repurchase program, which expired on March 5, 2026. We intend to utilize the stock repurchase program to minimize the dilutive impact of awards granted under our equity incentive plans and to repurchase shares opportunistically. Shares of Class A common stock may be repurchased from time to time in open market transactions at prevailing market prices, in privately negotiated transactions or by other means in accordance with federal securities laws, including Rule 10b5-1 plans. The stock repurchase program does not obligate the Company to repurchase any shares of Class A common stock, and the stock repurchase program may be modified, suspended, extended or terminated at any time by our Board of Directors. The actual timing, number and value of shares of Class A common stock repurchased will be determined by a committee of the Board of Directors at its discretion and will depend on a number of factors, including the market price of the Class A common stock, capital allocation alternatives, general market and economic conditions and other corporate considerations. During the nine months ended June 30, 2026, the Company purchased 79,257 shares of Class A common stock for aggregate consideration of approximately $9.0 million through open market transactions.
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
Contractual Obligations
The following table summarizes our significant obligations outstanding as of June 30, 2026 (unaudited, in thousands):

		Payments Due by Fiscal Year
	Total	2026	2027	2028	2029	2030	2031 and Thereafter
Debt obligations	$1,803,250	$10,375	$41,500	$41,500	$41,500	$580,000	$1,088,375
Lease obligations	117,105	8,938	35,147	30,363	23,695	13,147	5,815
Purchase commitments	3,142	1,648	1,494	—	—	—	—
Royalty payments	3,966	195	541	516	506	410	1,798
Asset retirement obligations	2,586	—	—	—	—	—	2,586
Total	$1,930,049	$21,156	$78,682	$72,379	$65,701	$593,557	$1,098,574

Off-Balance Sheet Arrangements
As of June 30, 2026, we had aggregate letters of credit outstanding in the amount of $4.8 million, future purchase commitments of diesel fuel and natural gas of $3.1 million, and $4.0 million of minimum royalty payments related to aggregates facilities. Other than the letters of credit, future purchase commitments and minimum royalty payments, we do not currently have any off-balance sheet arrangements that have, or are reasonably likely to have, a material current or future effect on our financial condition, changes in our financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources. See Note 17 - Commitments to our unaudited consolidated financial statements included elsewhere in this report for additional information.

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
At June 30, 2026, we had a total of $1.80 billion of variable rate debt outstanding. Holding other factors constant and absent the interest rate swap agreements described above, a hypothetical 1% change in our borrowing rates would result in a $18.0 million change in our annual interest expense based on our variable rate debt outstanding at June 30, 2026. The notional amount of the Company’s outstanding interest rate swap contract at June 30, 2026 was $300.0 million. The maturity date of this swap is June 30, 2027, and the fair value of the outstanding swap contract was $6.2 million as of June 30, 2026. See also Note 15 - Investment in Derivative Instruments and Note 16 - Fair Value Measurements to the unaudited consolidated financial statements included elsewhere in this report.
The following table presents the future principal payment obligations, interest payments, and fair values associated with the Company’s debt instruments assuming the Company’s actual level of variable rate debt as of June 30, 2026 (unaudited, in thousands).

	For the Fiscal Year Ending September 30,							Fair
	2026	2027	2028	2029	2030	Thereafter	Total	Value
Debt obligations
Principal payments	$10,375	$41,500	$41,500	$41,500	$580,000	$1,088,375	$1,803,250	$1,803,250
Interest payments (1)	$25,401	$100,144	$97,807	$95,470	$85,447	$76,287

(1) Represents projected interest payments using the Company’s June 2026 weighted average SOFR-based floating rate of 5.90% per annum.

Item 4. Controls and Procedures.
Evaluation of Disclosure Control and Procedures
Our management carried out, as of June 30, 2026, with the participation of our Chief Executive Officer and our Chief Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2026, our disclosure controls and procedures were effective to provide reasonable assurance that material information required to be disclosed by us in reports we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - Other Information
Item 1. Legal Proceedings.
Due to the nature of our business, we are involved in routine litigation or subject to other disputes or claims related to our business activities, including, among other things, (i) workers’ compensation claims, (ii) employment-related disputes and (iii) liability issues or breach of contract or tortious conduct claims in connection with the performance of services and provision of materials. We and our affiliates are also subject to government inquiries in the ordinary course of business seeking information concerning our compliance with government construction contracting requirements and various laws and regulations, the outcome of which cannot be predicted with certainty. In the opinion of our management, after consultation with legal counsel, none of the pending inquiries, litigation, disputes or claims against us, if decided adversely to us, would have a material adverse effect on our financial condition, cash flows or results of operations. Except as described below, there have been no changes to the proceedings previously disclosed in our 2025 Form 10-K.

As previously disclosed, Wiregrass Construction Company, Inc. (“Wiregrass”), a subsidiary of the Company, entered into a consent decree with the Environmental Protection Agency (“EPA”) in October 2025 to settle allegations by the EPA that Wiregrass violated the Clean Water Act in connection with sediment discharges from two quarries in eastern Alabama into nearby waterways. On July 14, 2026, the EPA and Alabama Department of Environmental Management filed suit in the United States District Court for the Middle District of Alabama seeking judicial approval of the consent decree. Subject to approval by the court, Wiregrass has agreed to (i) pay a civil penalty of $450,000, (ii) remediate the conditions on the property giving rise to the discharge and (iii) monitor the sites for a period of time following completion of the remediation. The total cost of the remedial and preventative measures cannot be estimated with reasonable certainty but is expected to be covered in whole or significant part by the Company’s preexisting insurance policies.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Unregistered Sales of Equity Securities
The Company did not sell any of its equity securities during the period covered by this report that were not registered under the Securities Act.

Issuer Purchases of Equity Securities
During the quarter ended June 30, 2026, the Company repurchased shares of its Class A common stock as follows (unaudited):

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet be Purchased under the Plans or Programs (1)
April 1, 2026 - April 30, 2026	14,317	$115.01	14,317	$46,377,418
May 1, 2026 - May 31, 2026	7,285	$118.25	7,285	$45,515,994
June 1, 2026 - June 30, 2026	11,311	$114.56	11,311	$44,220,219
Total	32,913	$115.57	32,913	—

(1) On March 2, 2026, the Company announced that the Board of Directors authorized a new stock repurchase program, under which the Company is authorized to purchase up to $50.0 million of its Class A common stock in open market purchases, privately negotiated transactions or by other means. The new stock repurchase program took effect on March 5, 2026 and expires September 30, 2028. The specific timing and amount of any future purchases will vary based on market conditions, securities law limitations and other factors.

Item 3. Defaults Upon Senior Securities.
None.

Item 4. Mine Safety Disclosures.
The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K (17 C.F.R. Part 229.104) is included in Exhibit 95.1 to this Quarterly Report on Form 10-Q.

Item 5. Other Information.
During the quarter ended June 30, 2026, no director or officer (as defined in Rule 16a-1(f) of the Exchange Act) of the Company adopted, modified, or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (in each case, as defined in Item 408(a) of Regulation S-K).

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
10.1*#
Sixth Amendment to Third Amended and Restated Credit Agreement, dated as of June 3, 2026, by and among Construction Partners, Inc., certain of its wholly owned subsidiaries, as co-borrowers, certain of its wholly owned subsidiaries, as guarantors, PNC Bank, National Association, as administrative agent and issuing lender, and certain other lenders party thereto.

10.2*#
Amendment No. 1 to Term Loan Credit Agreement, dated as of June 18, 2026, by and among Construction Partners, Inc. and each of its wholly owned subsidiaries, as borrowers, certain guarantors party thereto, certain lenders party thereto, and Bank of America, N.A., as administrative agent.

31.1*	Certification of President and Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
31.2*	Certification of Senior Vice President and Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
32.1**	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2**	Certification of Senior Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350
95.1*	Mine Safety Disclosures
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*	Filed herewith.
**	Furnished herewith.
#	Schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company agrees to furnish to the Securities and Exchange Commission a copy of any omitted schedule or exhibit upon request. Certain confidential information has been excluded pursuant to Item 601(b)(10)(iv) of Regulation S-K. Such excluded information is not material and is the type that the Company treats as private or confidential.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 7th day of August, 2026.

CONSTRUCTION PARTNERS, INC.

By:	/s/ Fred J. Smith, III
Fred J. Smith, III
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name and Signature	Title	Date

/s/ Fred J. Smith, III	President and Chief Executive Officer	August 7, 2026
Fred J. Smith, III	(Principal Executive Officer and duly authorized officer)

/s/ Gregory A. Hoffman	Senior Vice President and Chief Financial Officer	August 7, 2026
Gregory A. Hoffman	(Principal Financial Officer, Principal Accounting Officer and duly authorized officer)